Form 10-K
period 2004-12-31
National Interstate CORP
filed 2005-03-28
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission File No. 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock
(Title of Class)
Other securities for which reports are submitted pursuant to Section (d) of the Act:
None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of March 1, 2005 there were 18,965,200 shares of the Registrant’s Common Shares ($0.01 par value) outstanding. Prior to an initial public offering completed in February 2005, there was no established public trading market for the Registrant’s Common Stock.

Documents Incorporated by Reference:
      Proxy Statement for 2005 Annual Meeting of Stockholders (portions of which are incorporated by reference into Part III hereof).

National Interstate Corporation

FORWARD-LOOKING STATEMENTS
      This Form 10-K, contains forward-looking statements. All statements, trend analyses and other information contained in this 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot assure you that actual results will not differ from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
      The forward-looking statements herein are made only as of the date of this report. The Company assumes no obligation to publicly update any forward-looking statements.

PART I

ITEM 1	Business
      Please refer to “Forward-Looking Statements” following the Index in the front of this 10-K.
Introduction
      National Interstate Corporation and its subsidiaries (NIC or the Company) operate as an insurance holding company group that underwrites and sells traditional and alternative risk property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii, and personal auto insurance to owners of recreational vehicles throughout the United States. National Interstate Corporation was organized in Ohio in January 1989. In December 1989, Great American Insurance Company (Great American) a wholly-owned subsidiary of American Financial Group, Inc., became our majority shareholder. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. SEC filings, news releases, our code of ethics and conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. Information on the website is not part of this Form 10-K.
      At December 31, 2004, the Company was a 64.0% (on a fully diluted basis) owned subsidiary of Great American. In an initial public offering completed in February 2005, NIC sold 3,350,000 shares generating approximately $40.6 million of net proceeds and other shareholders sold 1,074,000 shares of common stock. Following the initial public offering, Great American owned 52.9% (on a fully diluted basis) of NIC. The Company used the net proceeds for the repayment in full of a $15.0 million loan and the accrued interest on the loan from Great American and the remainder will be used for other general purposes including surplus contributions to its insurance company subsidiaries.
      The Company has three property and casualty insurance subsidiaries, National Interstate Insurance Company (NIIC), Hudson Indemnity, Ltd. (HIL) and National Interstate Insurance Company of Hawaii, Inc. (NIIC-HI) and four other subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Hawaii, Michigan and New Jersey. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. Approximately 13.7% of the Company’s premiums are written in the state of California, and an additional 24.8%, collectively, in the states of Hawaii, Florida and North Carolina. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliates and independent agents and brokers. In addition, the Company has agency and service subsidiaries.
Property and Casualty Insurance Operations
      We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 14 of the 16 years we have been in business. We have grown our fully diluted net income per share from $0.25 in 2000 to $1.47 in 2004 (representing a compounded annual growth rate of 55.7%). For the year ended December 31, 2004, we had gross written premiums (direct and assumed) of $225.0 million and net income of $22.8 million.
      We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are the second largest writer of insurance for the passenger transportation industry in the United States behind Lancer Insurance Company and that very few companies write coverage for several of the classes of passenger transportation insurance written by NIC. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include traditional property and casualty insurance for transportation companies (39.9% of 2004 gross written premiums), group captive programs for transportation companies that we refer to as our alternative risk transfer operations

(32.0%), specialty personal lines, primarily recreational vehicle coverage (16.5%) and transportation and general commercial insurance in Hawaii (9.7%).
      While many companies write property and casualty insurance for transportation companies, we believe, based on financial responsibility filings with the Federal Motor Carrier Safety Administration, that few write passenger transportation coverage nationwide. We know of only one other insurance company, Lancer Insurance Company that has offered high limits coverage to motorcoach, school bus and limousine operators in all states or nearly all states for more than a year or two. We believe that National Interstate and Lancer Insurance Company have been the only insurance companies to consistently provide passenger transportation insurance across all passenger transportation classes and all regions of the country for at least the past ten years. In addition to being one of only two national passenger transportation underwriters, we also believe, based on our discussions with brokers and customers in the passenger transportation insurance market, that we are the only insurance company offering homogeneous (i.e., to insureds in the same industry) group captive insurance programs to this industry.
      Product Management Organization. We believe we have a competitive advantage in our major lines of business as a result, in part, of our product management focus. Each of our product lines is headed by a manager solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. For example, we are willing to design custom insurance programs, such as unique billing plans and deductibles, for our large transportation customers based on their needs. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. We know of only one other insurance company that uses this type of hybrid product management organization. Most insurance companies rely upon organization structures aligned around functional specialties such as underwriting, actuarial, operations, marketing and claims. The managers of each of these functions typically provide service and support to multiple insurance products under the traditional functional organization. At National Interstate, product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Our Products
      We offer 19 product lines in the specialty property and casualty insurance market, which we group into four general business components (transportation, alternative risk transfer, specialty personal lines and Hawaii) based on the class of business, insureds’ risk participation or geographic location. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Transportation	$89,849	39.9%	$91,306	48.7%	$58,697	48.2%
Alternative Risk Transfer	72,001	32.0%	52,051	27.8%	24,263	19.9%
Specialty Personal Lines	37,059	16.5%	21,928	11.7%	18,212	15.0%
Hawaii	21,812	9.7%	20,655	11.0%	18,808	15.4%
Other	4,263	1.9%	1,621	0.8%	1,767	1.5%

Total	$224,984	100.0%	$187,561	100.0%	$121,747	100.0%

      For 2004, the annual premium average for our business components and the average range of their premiums were as follows:

	Premium Range			Annual Premium Average

Transportation	$5,000	-	500,000	$68,000
Alternative Risk Transfer	$100,000	-	1,000,000	$280,000
Specialty Personal Lines	$50	-	20,000	$890
Hawaii	$350	-	100,000	$4,200
      Transportation. We believe that we are the second largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation business accounted for 10.0% or more of the revenues of this component of our business during 2004. We also assume all of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for 4.2% of our gross premiums written for the year ended December 31, 2004. We do not have similar arrangements with any other companies.
      Alternative Risk Transfer. We also underwrite, market and distribute alternative risk insurance products, also known as captives, to truck and passenger transportation operators. Group captives are insurance or reinsurance companies that are owned or “rented” by the participants in the group captive insurance program. Program participants share in the underwriting profits or losses and the investment results associated with the risks being insured by the captive insurance company. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with a captive insurance program.
      We support two forms of group captive programs — member-owned and rented. In a member-owned captive, the policyholders form, capitalize and manage their own reinsurance company. In a rental group captive, the reinsurance company is formed, capitalized and managed by someone other than the policyholders. The participants in a rental group captive program pay a fee to the reinsurance company owner to use the reinsurance facility in their captive program; in other words, the policyholders “rent” it. In both member-owned and rented captives, National Interstate underwrites and prices the risk, issues the policies and adjusts the claims. A portion of the risk and premium is ceded to the captive insurance company. That captive insurance company serves the same purpose for the group captive participants regardless of whether they own the reinsurance company or rent it.
      The revenue we earn, our profit margins and the risks we assume are substantially consistent in member owned group captives and rented group captives. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member owned group captive, the policyholders own and manage their own reinsurance company. Managing an off-shore insurance company includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member owned group captive exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. We charge participants in our group rental captive programs a higher premium to fund our expenses related to the managing of our Cayman Island reinsurer used for this purpose. Investment management expenses also are included in the rental fees and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.
      All other loss, expense and profit margin components are substantially the same for our member owned or rental group captive insurance programs. The advantage of a member owned captive program to the participants is the ability to change policy issuing companies and service providers without changing the makeup of their group. Rented group captive participants are not obligated to capitalize their own reinsurer.

They generally enjoy a slightly lower expense structure and their captive program expenses are fixed for the policy year regardless of the amount of expenses actually incurred to operate the reinsurer and facilitate participant meetings.
      The premiums generated by each of the group captive insurance programs offered by National Interstate are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. This loss layer may be the first $50,000 of loss per occurrence, the first $100,000, the first $250,000 or the first $350,000 depending on the captive program selected. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every group captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member owned reinsurance company needed to facilitate the transfer of risk to the participants or provide the rental reinsurance facility that serves the same purpose. In our group captive programs, these fees range from approximately 29.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.
      We entered the alternative risk transfer market in December of 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned group captive insurance program, known as TRAX Insurance, Ltd., for passenger transportation operators. Since 1996, we have established four additional transportation group captives, Calypso for passenger transportation risks, Voyager and Venture for commercial truck operators and PEG for liquefied petroleum gas distributors. As of December 31, 2004, we insured more than 120 transportation companies in group captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2004. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary. Our role in the captive programs is to underwrite the coverages, issue the policies and to act as a reinsurer of the risks. Our affiliated broker frequently serves as the insured’s broker in placing business with our captive insurance programs. We do not provide management services to, or participate in the management or operation of, member-owned captives not affiliated with us. Where participants “rent” a captive program from us, we manage and operate the captive.
      Specialty Personal Lines. We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Another specialty product that we introduced in November 2004 was a personal use watercraft product. We currently offer our watercraft program in 40 states.
      Hawaii. We entered the Hawaii insurance market in 1996 following the withdrawal of Pacific Insurance, Ltd., a major insurance provider in that market. We entered the Hawaii market by employing several of the employees and assuming the agency relationships left by Pacific Insurance, Ltd. Since 1996, we believe that we have become the leading writer of transportation insurance in Hawaii. We also provide general commercial insurance to Hawaiian small businesses and write auto physical damage insurance for Hawaiian police officers through an arrangement with their union.

Geographic Concentration
      The following table sets forth the geographic distribution of our direct written premiums for the periods indicated:

	Year Ended December 31,

	2004		2003

		Percent of		Percent of
	Volume	Total	Volume	Total

	(Dollars in thousands)
California	$28,871	13.7%	$18,850	11.6%
Hawaii	23,592	11.2%	21,489	13.2%
North Carolina	14,784	7.0%	10,740	6.6%
Florida	13,882	6.6%	10,227	6.3%
All other states	129,567	61.5%	100,953	62.3%

Total	$210,696	100.0%	$162,259	100.0%

Concentration by Statutory Line of Business
      The following table sets forth our direct written premiums by statutory line of business for the periods indicated:

	Year Ended December 31,

	2004		2003

		Percent of		Percent of
	Volume	Total	Volume	Total

	(Dollars in thousands)
Auto and other liability	$120,550	57.2%	$102,148	63.0%
Auto physical damage	53,174	25.2%	36,552	22.5%
Workers’ compensation	33,177	15.7%	20,333	12.5%
All others	3,795	1.8%	3,226	2.0%

Total	$210,696	100.0%	$162,259	100.0%

Underwriting
      We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing models. Our pricing strategy enables our product managers to change the rate structure by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with the actuarial loss costs from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data combined with our rigorous approach has permitted us to respond more quickly than our competitors to adverse trends such as the increased auto liability loss severity experienced since 1999 and to obtain accurate pricing and risk selection for each individual account.
      Risk selection and pricing decisions are discussed on a weekly basis by product line underwriters and product managers. We believe this group input and deliberation on pricing and risk selection reaffirms our philosophy and underwriting culture, and aids in avoiding unknown exposures. All underwriting files at both our regional and corporate offices are audited by senior management on a regular basis for compliance with our price and risk selection criteria. Product managers are responsible for the underwriting profitability of these risk selection and pricing decisions and the incentive-based portion of their compensation is determined in part on that profitability.

Marketing and Distribution
      We offer our products through multiple distribution channels including independent agents and brokers, through affiliated agencies and via the Internet. During the year ended December 31, 2004, approximately 83.0% of our direct and assumed premiums written were generated by independent agents and brokers and approximately 17.0% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for an aggregate of 11.1% of our direct premiums written during 2004. Our top two independent brokers at December 31, 2004, were Aon Risk Services of Sacramento and R.V. Alliance America.

Reinsurance
      We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To attempt to mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of A- or better. If a reinsurer’s A.M. Best rating falls below A-, our contract with them generally requires that they secure outstanding obligations with cash or a letter of credit that we deem acceptable.
      The following table sets forth our six largest reinsurers in terms of amounts receivable as of December 31, 2004. Also shown are the premiums written ceded by us to these reinsurers during 2004.

		Gross	Prepaid	Total			Ceded
	A.M. Best	Reinsurance	Reinsurance	Reinsurance		Percent of	Premiums	Percent of
	Rating	Receivables	Premium	Assets		Total	Written	Total

			(Dollars in thousands)
Platinum Underwriters Reinsurance, Inc.	A	$18,226	$5,054	$23,280		29.4%	$15,720	26.8%
Berkley Insurance Company	A	10,022	3,077	13,099		16.5%	9,938	17.0%
TOA Reinsurance Co. of America	A	9,210	1,966	11,176		14.1%	7,253	12.4%
TRAX Insurance Ltd.	—	8,964	855	9,819	(1)	12.4%	9,871	16.9%
General Reinsurance Corporation	A++	7,004	804	7,808		9.8%	1,754	3.0%
Great American Insurance Company	A	4,532	268	4,800		6.1%	305	0.5%

Subtotal		57,958	12,024	69,982		88.2%	44,841	76.6%
All other reinsurers		5,170	4,166	9,336		11.8%	13,724	23.4%

Total reinsurance receivables		$63,128	$16,190	$79,318		100.0%	$58,565	100.0%

(1)	Does not reflect a $9.8 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned group captive insurance program that we created with a captive insurance consultant.
      We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks and we pay Great American a service fee based on these premiums. We also provide Great American administrative services in connection with the public transportation risks that we underwrite on their policies.

Claims Management and Administration
      We believe that effective claims management is critical to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost. In 2004, 72% of our first party comprehensive and collision claims were closed within 30 days and 77% of third party property damage claims were investigated and closed within 60 days.
      Claims arising under our insurance policies are reviewed, supervised, and handled by our internal claims department. As of December 31, 2004, our claims organization employed 65 people (26% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We use third party administrators only in adjusting property losses on a limited basis, primarily in Hawaii. We retain these independent administrators to appraise and adjust losses in a program insuring personal automobiles of Hawaii police officers. However, even in this case, our Hawaii claims staff audits the property appraisals each quarter, re-inspects the property and retains ultimate authority to settle claims. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.
      We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2004, adjusters were able to initiate contact with approximately 92% of policyholder claimants within 24 hours of first notice of a loss and approximately 87% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserving as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.
      Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2004, our physical damage settlements in the continental United States averaged savings of 13.0%, and 14.6% savings in Hawaii for the same periods when compared to claimed damages.
      Our captive and specialty programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments, and has dedicated staff resources. In the captive programs, 93.9% of customers completing our survey in 2004 rated us as timely in our claims handling, and over 94.0% for the same period rated their claims as thoroughly investigated.
      We employ what we believe to be highly qualified and experienced liability adjusters who are responsible for overseeing all injury-related losses including those in litigation. We identify and retain specialized outside defense counsel to litigate such matters. We negotiate fee arrangements with retained defense counsel and attempt to limit our litigation costs. The liability focused adjusters manage these claims by placing a priority on detailed file documentation and emphasizing investigation, evaluation and negotiation of liability claims.

Reserves for Unpaid Losses and Loss Adjustment Expenses
      We estimate liabilities for the costs of losses and loss adjustment expense for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and loss adjustment expense is inherently judgmental and is influenced by factors that are subject to significant variation. We monitor items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater than recorded loss reserves, the reserve tail for transportation coverage is generally shorter than that associated with many other casualty coverages and, therefore, generally can be established with less uncertainty than coverages having longer reserve tails.

      We review loss reserve adequacy and claims adjustment effectiveness quarterly. We focus significant management attention on claims reserved above $50,000. Further, our reserves are certified by accredited actuaries from Great American Insurance Company to state regulators annually. Reserves are routinely adjusted as additional information becomes known. These adjustments are reflected in current year operations.
      The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1994 through 2004. The top line of each table shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for the indicated years. The next line, “Liability for Unpaid Losses and Loss Adjustment Expenses — As re-estimated at December 31, 2004,” shows the re-estimated liability as of December 31, 2004. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses and Loss
Adjustment Expenses:	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(Dollars in thousands)
As originally estimated	$20,561	$22,511	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644
As re-estimated at December 31, 2004	22,066	17,455	16,611	18,956	20,871	24,487	29,962	47,250	64,687	84,485
Liability re-estimated as of:
One year later	19,924	20,983	18,563	19,817	22,643	24,923	32,751	48,494	63,462	84,485
Two years later	19,117	19,571	17,520	19,448	21,948	26,252	33,473	47,479	64,687
Three years later	17,474	18,332	16,632	18,896	21,903	26,380	31,884	47,250
Four years later	21,081	17,696	16,323	19,258	21,608	25,531	29,962
Five years later	21,518	17,304	16,446	18,966	20,542	24,487
Six years later	21,835	17,512	16,666	18,957	20,871
Seven years later	21,912	17,535	16,682	18,956
Eight years later	22,153	17,514	16,611
Nine years later	22,136	17,455
Ten years later	22,066
Net cumulative (deficiency) redundancy	(1,505)	5,056	3,080	2,041	2,468	2,079	330	1,206	2,475	2,255
Net cumulative (deficiency) redundancy — %	(7.3)%	22.5%	15.6%	9.7%	10.6%	7.8%	1.1%	2.5%	3.7%	2.6%
Cumulative paid of:
One year later	6,663	7,413	6,583	7,268	8,742	10,307	14,924	18,048	22,792	29,617
Two years later	11,052	11,743	10,605	11,769	14,189	17,637	20,077	28,510	36,927
Three years later	13,446	14,375	12,931	14,980	18,170	20,157	24,313	35,718
Four years later	19,432	15,831	14,653	17,543	19,115	22,383	25,343
Five years later	20,934	16,715	15,642	18,253	20,158	22,762
Six years later	21,547	17,156	16,088	18,573	20,400
Seven years later	21,739	17,217	16,347	18,707
Eight years later	21,969	17,321	16,419
Nine years later	22,036	17,397
Ten years later	22,030

      The following is a reconciliation of our net liability to the gross liability for unpaid losses and loss adjustment expense (in millions):

	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

As originally estimated:
Net liability shown above	$20,561	$22,511	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740		$111,644
Add reinsurance recoverables	3,631	2,997	4,786	6,729	9,519	11,396	12,416	22,395	35,048	41,986		59,387

Gross liability	$24,192	$25,508	$24,477	$27,726	$32,858	$37,962	$42,708	$70,851	$102,210	$128,726		$171,031

As re-estimated at December 31, 2004
Net liability shown above	$22,066	$17,455	$16,611	$18,956	$20,871	$24,487	$29,962	$47,250	$64,687	$84,485	$	N/A-
Add reinsurance recoverables	4,128	3,539	4,432	6,371	5,033	6,830	12,373	29,729	45,345	51,315		N/A

Gross liability	$26,194	$20,994	$21,043	$25,327	$25,904	$31,317	$42,335	$76,979	$110,032	$135,800		N/A

Gross cumulative (deficiency) redundancy	$(2,002)	$4,514	$3,434	$2,399	$6,954	$6,645	$373	$(6,128)	$(7,822)	$(7,074)		N/A

Gross cumulative (deficiency) redundancy — %	(8.3)%	17.7%	14.0%	8.7%	21.2%	17.5%	0.9%	(8.6)%	(7.7)%	(5.5)%		N/A

      These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative (deficiency) redundancy, it should be noted that each amount includes the effects of changes in amounts for prior periods. Conditions and trends that have affected development of the liability in the past may not necessarily exist in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.
Investments

General
      We employ what we consider to be a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The primary goal of our investment policy is to preserve principal while optimizing income. Our Board of Directors has established investment guidelines and reviews the portfolio performance quarterly for compliance with its established guidelines.
      The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,

	2004	2003

Cash and Cash Equivalents	4.4%	12.9%
Short Term Investments	2.2%	1.0%
Fixed Maturities:
U.S. Government and government agencies	60.1%	38.8%
State and municipal	13.7%	17.0%
Corporate and other	12.5%	21.1%

Total fixed maturities	86.3%	76.9%
Equity Securities	7.1%	9.2%

Total	100.0%	100.0%

	Year Ended
	December 31,

	2004	2003	2002

Yield on Fixed Maturities:
Excluding realized gains and losses	4.4%	4.6%	5.1%
Including realized gains and losses	4.9%	6.1%	6.1%
Yield on Equity Securities:
Excluding realized gains and losses	4.5%	4.9%	4.5%
Including realized gains and losses	9.5%	3.8%	(4.5)%
Yield on All Investments:
Excluding realized gains and losses	4.4%	4.6%	5.1%
Including realized gains and losses	5.3%	5.9%	4.6%
      The table below compares total returns on our fixed maturities and equity securities to comparable public indices. While there are no directly comparable indices to our portfolio, the two shown below are widely used benchmarks in the industry. Both our performance and the indices include changes in unrealized gains and losses.

	Year Ended
	December 31,

	2004	2003	2002

National Interstate Total Return on Fixed Maturities	5.1%	5.2%	9.2%
Lehman Universal Bond Index	5.0%	5.8%	9.8%
National Interstate Total Return on Equity Securities	5.9%	17.3%	(7.4)%
Standard & Poor’s 500 Index	10.9%	28.7%	(22.1)%

Fixed Maturity Investments
      Our fixed maturity portfolio is invested primarily in investment grade bonds. The National Association of Insurance Commissioners, or NAIC, assigns quality ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our bonds by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2004:

NAIC
Designation	Comparable S&P Rating	Amortized Cost	Fair Value	% of Total

		(Dollars in thousands)
1	AAA, AA, A	$200,217	$200,733	97.4%
2	BBB	4,625	4,586	2.2%

	Total Investment Grade	204,842	205,319	99.6%
3	BB	772	802	0.4%
4	B	—	—	0.0%
5	CCC, CC, C	97	100	0.0%
6	D	—	—	0.0%

	Total Non-Investment Grade	869	902	0.4%

	Total	$205,711	$206,221	100.0%

      The maturity distribution of fixed maturity investments held as of December 31, 2004 and 2003 is as follows:

	December 31, 2004		December 31, 2003

		% of		% of
	Fair Value	Total	Fair Value	Total

	(Dollars in thousands)
One year or less	$2,725	1.3%	$2,372	1.8%
More than one year to five years	76,102	36.9%	28,417	22.0%
More than five years to ten years	103,294	50.1%	24,555	19.1%
More than ten years	24,100	11.7%	73,538	57.1%

Total fixed maturities	$206,221	100.0%	$128,882	100.0%

      Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2004, the weighted average modified duration (unadjusted for call provision) was approximately 5.8, the weighted average effective duration was 2.8 and the average maturity was 7.1 years. The concept of weighted average effective duration takes into consideration the probability of having the various call features associated with many of the fixed-income securities we hold exercised. Fixed income securities are frequently issued with call provisions that provide the option of accelerating the maturity of the security at the option of the issuer.
Future Operations in the U.S. Virgin Islands
      In August 2004, we submitted an application to the U.S. Virgin Islands Economic Development Commission relating to the formation of a new corporate subsidiary in St. Thomas, U.S. Virgin Islands. This new subsidiary, Hudson Management Group, Ltd., is expected to conduct a captive insurance program management and investment management business in the U.S. Virgin Islands. If our application is granted, the Economic Development Commission will exempt Hudson Management Group, Ltd. from 90% of U.S. Virgin Islands corporate income taxes associated with profits from approved activities conducted by Hudson Management Group, Ltd. in the U.S. Virgin Islands for a period of 10 or more years. Economic development certificates are subject to renewal upon application and approval. If we are granted a certificate, we will be required to observe the employment, professional training, local purchasing and charitable contribution terms of the Economic Development Commission program.
Competition
      The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, Lincoln General Insurance Company (a subsidiary of Kingsway Financial Services, Inc.), RLI Corporation, Progressive Corporation, Northland Insurance Company (a subsidiary of St. Paul Travelers Corporation), Island Insurance Company, Clarendon Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation) and American Modern Home Insurance Company (a subsidiary of the Midland Company). We compete in the property and casualty insurance marketplace with other insurers on the basis of price, coverages offered, product and program design, claims handling, customer service quality, agent commissions where applicable, geographic coverage, reputation and financial strength ratings by independent rating agencies. We compete by developing product lines to satisfy specific market needs and by maintaining relationships with our independent agents and customers who rely on our expertise. This expertise, along with our reputation for offering specialty underwriting products, is our principal means of distinguishing ourselves from our competitors.

      We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our long-tenured management and staff, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and will readily sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries will generally experience a decline in business until market pricing returns to what we view as profitable levels.
Ratings
      In June 2004, A.M. Best assigned our insurance company subsidiaries a group rating of “A” (Excellent). According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. A.M. Best bases its ratings on factors that concern policyholders and not upon factors concerning investor protection. Any changes in our rating category could affect our competitive position.
Regulation

State Regulation

General
      Our insurance subsidiaries are subject to regulation in all fifty states, Washington D.C. and the Cayman Islands. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the state insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Hawaii or Cayman Islands regulatory authorities before the transaction takes place.
      The regulation, supervision and administration also relate to statutory capital and reserve requirements and standards of solvency that must be met and maintained, the payment of dividends, changes of control of insurance companies, the licensing of insurers and their agents, the types of insurance that may be written, the regulation of market conduct, including underwriting and claims practices, provisions for unearned premiums, losses, loss adjustment expenses, and other obligations, the ability to enter and exit certain insurance markets, the nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy, privacy practices, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, and the approval of policy forms and guaranty funds.
      State insurance departments like Ohio and Hawaii also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under Statutory Accounting Principles, or SAP, relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies domiciled in their states, generally once every three to five years, although target financial, market conduct, and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the National Association of Insurance Commissioners, or NAIC. National Interstate’s last financial examination was completed by the Ohio Department of Insurance on June 18, 2003 for the period ended December 31, 2001. We have not been notified by any regulatory agency that we are in violation of any of the applicable laws and regulations referred to above nor are we aware of any such violation.

      Generally, all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements, and service agreements with the non-insurance companies within the companies or any other insurance subsidiary must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.

Statutory Accounting Principles
      Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. GAAP gives more consideration to matching of revenue and expenses than does SAP. As a result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.
      Statutory accounting principles established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Restrictions on Paying Dividends
      State insurance law restricts the ability of our insurance subsidiaries to declare shareholder dividends and requires our insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Limitations on dividends are generally based on net earnings or statutory surplus.
      The maximum amount of dividends that our insurance companies could pay to us in 2005 without seeking regulatory approval is $20.5 million. In 2004 and 2003, our insurance subsidiaries paid $2.1 million and $3.0 million respectively, in dividends without the need for regulatory approval.

Assessments and Fees Payable
      Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $1.5 million, $1.2 million and $0.9 million in the years ended 2004, 2003 and 2002, respectively. Our estimated liability for anticipated assessments was $6.5 million as of December 31, 2004.

Risk-Based Capital (RBC) Requirements
      In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2004, the capital ratios of all of our insurance companies substantially exceeded the RBC requirements.

Restrictions on Cancellation, Non-Renewal or Withdrawal
      Many states in which we conduct business have laws and regulations that limit the ability of our insurance companies licensed in that state to exit a market, cancel policies, or not renew policies. Some states prohibit us from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption.

Federal Regulation

General
      The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including, age and sex discrimination, privacy laws, terrorism and federal taxation, do affect our insurance business.

The Terrorism Risk Insurance Act
      On November 26, 2002, the Terrorism Risk Insurance Act was enacted to ensure the availability of insurance coverage for terrorist acts occurring in the United States. This law requires insurers writing certain lines of property and casualty insurance to offer coverage against certain acts of terrorism causing damage within the United States or to U.S.-flagged vessels or aircraft. In return, the law requires the federal government to indemnify such insurers for 90% of insured losses resulting from covered acts of terrorism, subject to a premium-based deductible. Any existing policy exclusions for such coverage were immediately nullified by the law, although such exclusions may be reinstated if either the insured consents to reinstatement or fails to pay any applicable increase in premium resulting from the additional coverage within 30 days of being notified of such an increase. Our insurance subsidiaries, in their capacity as primary insurer, would, with respect to our product lines for which we cannot exclude acts of terrorism, have a significant gap in their reinsurance protection and would be exposed to substantial potential losses as a result of any act of terrorism. An “act of terrorism” as defined by the law excludes purely domestic terrorism. For an act of terrorism to have occurred, the U.S. Secretary of the Treasury must make several findings, including that the act was committed on behalf of a foreign person or foreign interest. The law expires automatically at the end of 2005, although discussions are ongoing in the U.S. Congress concerning possible extension of the law. The law may be extended, and if extended, different terms and conditions may apply in the future.

Legislative Developments
      Legislation has been introduced in the U.S. Congress that would allow state-chartered and regulated insurance companies to opt out of the state regulatory system and elect to be regulated exclusively by a federal insurance regulator, and to expand risk retention groups, that are subject to less stringent regulation than insurance companies. There is also legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumers of financial institutions. These statutes, including the Fair Credit Reporting Act, and similar legislation and regulations in the United States or other jurisdictions, could affect our ability to market our products or otherwise limit the nature or scope of our insurance operations.
      To our knowledge and based on our internal review and control process for compliance, we believe that for the last three years we have been in compliance in all material respects with the laws, rules and regulations described above.
Employees
      At December 31, 2004, we employed 248 people. None of our employees are covered by collective bargaining arrangements.

ITEM 2	Properties
      We own our corporate headquarters building and the surrounding real estate located in Richfield, Ohio. The site consists of approximately 98,000 square feet of office space on ten acres. We occupy approximately

72,000 square feet and lease the remainder to unaffiliated tenants. We lease office space in Duluth, Georgia; Honolulu, Hawaii; Mechanicsburg, Pennsylvania; and Cayce, South Carolina. These leases account for approximately 14,000 square feet of office space. Most of these leases expire within three to sixty-two months. The monthly rents to lease these facilities currently total approximately $18,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

ITEM 3	Legal Proceedings
      Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.
      We are occasionally involved in litigation both as a defendant and as a plaintiff. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended, among other things.
      Our insurance companies have lawsuits pending where the plaintiff seeks extra-contractual damages from us in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, we do not believe these lawsuits will have a material adverse effect on our business, financial condition or results of operations based on our belief that any adverse outcomes have either been provided for in our loss reserves or such unfavorable result would be immaterial.
      In addition, from time to time, we are subject to other legal proceedings and claims in the ordinary course of business.

ITEM 4	Submission of Matters to a Vote of Security Holders
      None.
PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.
      On February 2, 2005, the Company completed its sale of 3,350,000 shares of common stock in an initial public offering at $13.50 a share and began trading its common shares, par value $0.01 per share, on The Nasdaq National Market under the symbol NATL. Prior to such date, there was no established public trading market for our common stock. There were approximately 80 shareholders of record of our common stock at March 21, 2005.
Dividend Policy
      The Company has neither paid nor declared any dividends for the two most recent fiscal years. Management has recommended that our Board of Directors authorize the payment of dividends on our common shares equal to $0.04 per share per year, payable annually, beginning in 2005. The declaration and payment of dividends is subject to the discretion of our Board of Directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by our insurance company subsidiaries, and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our junior subordinated debentures, our failure to make payment obligations with respect to such debentures or our election to defer interest payments on the debentures.

      We are a holding company without significant operations of our own; our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.
Equity Compensation Plan Information
      The following reflects certain information about shares of National Interstate Common Stock authorized for issuance (at December 31, 2004) under compensation plans.

Number of Securities Available for Future
	Number of Securities to be	Weighted-Average Exercise	Issuance under Equity Compensation
	Issued upon Exercise of	Price of Outstanding	Plans (Excluding Securities Reflected in
	Outstanding Options	Options	Column (a))
Equity Compensation Plans	(a)	(b)	(c)

Approved by shareholders	417,600	1.69	920,400
Not approved by shareholders	none	N/A	none
Recent Sales of Unregistered Securities
      The following is a summary of transactions during 2004 involving sales of our securities. Each such sale was exempt from registration under the Securities Act of 1934 in reliance on Section 4(2) of the Securities Act as a transaction not involving any public offering. Each of these limited offerings made to employees of the Company as part of compensation and incentive plans were not a part of any public offering or widely distributed offering. Each of these offerings were made to persons who were then employees, officers or Directors of the Company. Each offering involved less than 35 unaccredited investors, and there was no general solicitation or general advertising (as such terms are defined for purposes of Regulation D under the Securities Act) in connection with such issuances. All of these shares are listed on a post-split basis:

Common Share issuances in connection with option exercises:

			Exercise Price
Name	Date	No. of Shares	per Share

Eric J. Raudins	9/17/2004	24,000	$1.25
Alan R. Spachman	9/17/2004	100,000	$0.98
Ronald G. Steiger	9/17/2004	40,000	$0.94
Bradley S. Schneeberger	9/17/2004	30,000	$0.69
Robert A. Bernatchez	9/17/2004	32,000	$1.32
David W. Michelson	9/17/2004	70,400	$0.94
James A. Parks	9/17/2004	10,000	$1.91
Terry E. Phillips	9/17/2004	64,000	$0.94
Michael A. Schroeder	9/17/2004	16,000	$1.91
Edward J. Masch	9/17/2004	5,000	$0.83
Michelle A. Silvestro	9/17/2004	40,000	$0.94
John Woods	9/17/2004	10,000	$1.91
Gary N. Monda	9/20/2004	64,000	$0.94

Stock Option issuances:

		Underlying	Exercise Price
Name	Date	Options	per Share

Tony Mercurio	1/1/2004	50,000 shares	$3.31
Bradley S. Schneeberger	9/17/2004	30,000 shares	$0.69
Edward J. Masch	9/17/2004	5,000 shares	$0.83
Use of Proceeds
      On January 28, 2005, our initial public offering of 3,350,000 common shares plus 497,000 common shares from selling shareholders at $13.50 per share was launched, and closed on February 2, 2005. The effective date of our registration statement on Form S-1 (File No. 333-119270) was January 27, 2005. On February 1, 2005, the underwriters purchased an additional 577,000 common shares from selling shareholders at the public offering price of $13.50 per share, less the underwriting discount, in connection with the underwriters’ overallotment. We did not receive any additional proceeds from exercise of the overallotment options. The managing underwriters of our initial public offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets, a division of McDonald Investments Inc. and Morgan Keegan & Company, Inc.
      Based on our initial public offering price of $13.50 per share, we received aggregate proceeds from this offering of approximately $45.2 million. The following table sets forth the fees and expenses we incurred in connection with the offering:

Underwriting discounts and commissions	$3.2 million
Other Expenses	1.4 million

Total	$4.6 million

      No other fees and expenses that were incurred in connection with the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, to any persons owning 10% or more of our outstanding common shares or to any of our affiliates. After deducting the foregoing expenses, out net proceeds were $40.6 million. We used $15.1 million of the net proceeds to repay in full the $15.0 million loan and accrued interest from our majority shareholder, Great American. The remainder of the net proceeds we contributed to other general corporate purposes, including the repayment when due of debt obligations and will invest the proceeds in short-term or medium-term securities.

ITEM 6	Selected Financial Data
      The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. The selected data presented below under the captions “Operating Data” and “Balance Sheet Data” for, and as of, each of the periods in the five-year period ended December 31, 2004 are derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2004 and 2003 and for each of the periods in the three-year period ended December 31, 2004, and their report thereon, are included elsewhere in this Form 10-K. These historical results are not necessarily indicative of the results to be expected from any future period. You should read this selected consolidated financial data together with our consolidated financial statements and the related notes and the section of the Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Operating Data:
Gross premiums written(1)	$224,984	$187,561	$121,747	$98,132	$72,426

Net premiums written(2)	$166,419	$141,924	$93,516	$74,262	$57,808

Premiums earned	$156,908	$126,364	$87,356	$72,256	$45,653
Net investment income	8,613	5,772	4,513	3,725	3,323
Net realized gains (losses)	1,661	1,529	(386)	469	113
Other income	4,526	4,384	3,367	2,477	3,320

Total revenues	171,708	138,049	94,850	78,927	52,409
Losses and loss adjustment expenses	92,008	68,798	55,049	52,565	27,240
Commissions and other underwriting expense	36,760	32,211	24,156	21,940	16,041
Other operating and general expenses	6,888	4,893	3,928	2,398	2,428
Interest expense	1,610	1,043	193	329	118

Total expenses	137,266	106,945	83,326	77,232	45,827

Income before income taxes	34,442	31,104	11,524	1,695	6,582
Provision for income taxes	11,674	11,260	3,236	487	2,107

Net income	$22,768	$19,844	$8,288	$1,208	$4,475

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(3)	58.6%	54.4%	63.0%	72.7%	59.7%
Underwriting expense ratio(4)	24.9%	25.9%	28.3%	30.2%	33.2%

Combined ratio(5)	83.5%	80.3%	91.3%	102.9%	92.9%

Return on equity(6)	37.2%	49.9%	31.2%	5.4%	23.3%
Per Share Data(7):
Earnings per common share, basic	$1.50	$1.32	$0.49	$0.07	$0.25
Earnings per common share, assuming dilution	1.47	1.29	0.49	0.07	0.25
Book value per common share, basic (at period end)	4.69	3.31	1.99	1.32	1.25
Weighted average number of common shares outstanding, basic	15,171	15,057	16,805	17,583	17,585
Weighted average number of common shares outstanding, diluted	15,480	15,347	16,949	17,674	17,631
Common shares outstanding (at period end)	15,530	15,024	15,074	17,575	17,585

	At December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Cash and investments	$238,951	$167,622	$110,454	$87,194	$64,854
Reinsurance recoverable	63,128	43,119	37,732	23,166	9,652
Total assets	401,236	300,656	210,369	162,279	123,801
Unpaid losses and loss adjustment expenses	171,031	128,726	102,210	70,852	43,235
Long-term debt(8)	32,547	18,901	6,583	9,207	9,617
Total shareholders’ equity	72,789	49,680	29,932	23,198	21,957

	At and for the Year Ended December 31,

	2004	2003	2002	2001	2000

Selected Statutory Data(9):
Policyholder surplus(10)	$92,124	$58,621	$36,944	$33,982	$21,106
Combined ratio(11)	81.3%	81.7%	90.8%	103.4%	91.8%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross written premiums less premiums ceded to reinsurance companies.

(3)	The ratio of losses and loss adjustment expenses to premiums earned.

(4)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

(5)	The sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.

(6)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the period.

(7)	Adjusted to reflect a 200-for-1 share split effective December 6, 2004.

(8)	The 2004 data includes $15.0 million note payable to Great American, junior subordinated debt and bank debt.

(9)	While financial data is reported in accordance with accounting principles generally accepted in the United States, or GAAP, for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of National Interstate Insurance Company, which includes the statutory policyholder surplus of its subsidiary, National Interstate Insurance Company of Hawaii.

(11)	Statutory combined ratio of National Interstate Insurance Company represents the sum of the following ratios: (1) losses and loss adjustment expenses incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Please refer to “Forward Looking Statements” following the Index in front of this 10-K.
      The following discussion and analysis of the historical consolidated financial statements of National Interstate should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. All historical per share amounts reflect a 200-for-1 share split as discussed elsewhere in this Form 10-K and the reclassification of all Class A common shares as common shares effective December 6, 2004. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below and elsewhere in this 10-K.
Overview
      National Interstate Corporation (NIC) is a holding company with operations being conducted by subsidiaries.
      Our specialty property and casualty insurance operations are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by National Interstate. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include property and casualty insurance for transportation companies (39.9% of 2004 gross written premiums), group captive programs for transportation companies that we refer to as our alternative risk transfer operations (32.0%), specialty personal lines, primarily recreational vehicle coverage (16.5%) and transportation and general commercial insurance in Hawaii (9.7%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.
      National Interstate writes insurance for various sizes of transportation fleets. We do not believe that smaller fleets that generate annual premiums of less than $100,000 are large enough to retain the risks associated with participation in one of the group captive programs we currently offer. Because there are more smaller fleets, we have more opportunities to write smaller risks than larger ones. As general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for NIC. During periods of economic downturn, such as immediately following September 11, 2001, the smaller risks are more prone to failure because leisure travel decreases and there is consolidation in the industry. An increase in the number of larger risks results in more prospective captive insurance customers. By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and alternate risk transfer customers based on our assumptions regarding future economic and competitive conditions. We introduced a new personal watercraft product for vessels less than 30 feet in the specialty personal lines insurance market in 33 states during November of 2004. We generally incur low start-up costs for new businesses, typically less than $500,000 incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled ramp up of businesses, allow us to manage costs and match them with the revenue flow.
      The factors that impact our growth rate are consistent across all products. However, the trends impacting each of these factors may vary from time to time for individual products. Those factors are as follows:

Submissions

•	The increase or decrease in the number of new applications we receive. This is influenced by the effectiveness of our marketing activities compared to the marketing activities of our competitors in each market.

•	The change in the number of current policyholders that are available for a renewal quote. The number of policyholders available for renewal changes based upon the economic conditions impacting our customer groups and the extent of consolidation that may be taking place within the industries we support.

Quotes

•	The change in the percentage of the new applications received that do not receive a National Interstate quote. We do not quote risks that do not meet our risk selection criteria or for which we have not been provided complete application data. We refer to this ratio as the “declination ratio” and an increasing declination ratio usually results in reduced opportunities to quote new business.

Sales

•	The change in percentage of the quotes we issue that are actually sold. We refer to this ratio as the “hit ratio.” Hit ratios are affected by the number of competitors, the prices quoted by these competitors and the degree of difference between the competitors’ pricing, terms and conditions and ours.

Rates

•	The change in our rate structure from period to period. The rates we file and quote are impacted by several factors including: the cost and extent of the reinsurance we purchase; our operating efficiencies; our average loss costs, which reflect the effectiveness of our underwriting routines; our underwriting profit expectations; and our claims adjusting processes. The difference between our rates and the rates of our competitors is the primary factor impacting the revenue growth of our established product lines.

Product Offerings and Distribution

•	We operate in multiple markets with multiple distribution approaches to attempt to reduce the probability that an adverse competitive response in any single market will have a significant impact on our overall business. We also attempt to maintain several new products, product line extensions or product distribution approaches in an active development status so we are able to take advantage of market opportunities. We select from potential new product ideas based on our stated new business criteria and the anticipated competitive response.

Industry and Trends
      The property and casualty insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. We believe that we are currently in the part of the cycle that can best be described as softening as compared to the peak of the hard market in 2002 and 2003. In 2001, we perceived the market starting to firm and we believe it remained hard in 2002 and through the first half of 2003. In the second half of 2003, we perceived early indications of some softening. The cyclical nature of the industry impacts our business operations. Distressed passenger transportation operators (whether distressed due to being insured by other insurance companies that have raised rates or exited the market or due to having less than desirable risk characteristics) continue to be heavily marketed to by brokers causing an increase in our new business declination rates. In addition, renewal retention rates continue at levels we view as favorable, however; our renewal rate increases have been lower in 2004 than the increases attained from mid-2001 through 2003.
      Increased rate levels beyond that necessary to keep up with inflation and achieve our planned financial targets have resulted in National Interstate attaining combined ratios in recent periods that have enabled us to achieve our corporate objective of maintaining a combined ratio of 96.0% or lower. While our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 90.2%. Our GAAP combined ratio was 83.5% in 2004, 80.3% in 2003, 91.3% in 2002, 102.9% in 2001 and 92.9% in 2000. We believe the following factors have contributed to this performance:

•	Our business model and bottom line orientation have resulted in what we believe is disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain what we believe are some of the best transportation companies in the industries we serve into our captive programs.

•	Operating expense reductions through system investments and a lower cost structure in our captive products.

      Additionally, our business may be affected by the risks impacting the property and casualty insurance industry related to severe weather conditions, explosions, terrorist attacks and riots.
      For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results (e.g., severe hurricanes in the third quarter of 2004 resulted in approximately $2.4 million in total incurred losses).
      Our transportation insurance business in particular also is affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices and medical care costs and adjust our pricing routines to attempt to more accurately project the future costs associated with insurance claims. Historically, these increased costs have not had a material adverse impact on our results. Of course, we would expect a negative impact on our future results if we fail to properly account for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.
      To succeed as a transportation underwriter, we must understand and be able to quantify the different risk characteristics of the operations we consider quoting. Certain coverages are more stable and predictable than others and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect National Interstate’s future profitability. We believe our product management organization provides the focus on a specific risk class needed to stay current with the trends affecting each specific class of business we write.

Revenues
      We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forgo volume. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2004, but at a reduced pace and level as compared to 2003. As with all property and casualty companies, the beneficial impact of these price increases is reflected in our financial results over time. We implement price increases on our in-force policies as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the higher rate.
      There are distinct differences in the timing of written premiums in traditional transportation insurance and our alternative risk transfer (captive) insurance components. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under the captive programs, all members of the group share a common expiration date. These common expiration dates are scheduled during the first half of the calendar year. Any new captive program participant written during the last half of the calendar year will be written for less than a full annual term so its next renewal date coincides with the common expiration date of the group captive program it has joined. The alternative risk transfer component of our business remained constant at 32.0% of total gross premium written during 2004 as compared to 32.6% in 2003. This includes recognition of National Interstate’s traditional transportation policyholders that elected to convert to a group captive program in 2004. Our traditional transportation insurance premiums have decreased 1.6% in 2004 as compared to 2003, reflecting the conversion of traditional transportation policyholders to the group captive program.

      The projected profitability from the traditional transportation and transportation captive businesses are substantially comparable. Increased investment income opportunities generally are available with traditional insurance but the lower acquisition expenses and persistence of the captive programs generally provide for lower operating expenses from these programs. The lower expenses associated with our captives generally offset the projected reductions in investment income potential. From a projected profitability perspective, we are ambivalent as to whether a transportation operator elects to purchase traditional insurance or one of our captive program options.
      Future growth rates for any National Interstate insurance product will be impacted by changes in general economic and competitive conditions in the market.
      All of our transportation products, traditional or alternate risk transfer, are priced to achieve targeted underwriting margins. Because traditional insurance tends to have a higher operating expense structure, the portion of the premiums available to pay losses tends to be lower for a traditional insurance quote versus an alternate risk transfer insurance quote. We use a cost plus pricing approach that projects future losses based upon the insured’s historic losses and other factors. Operating expenses, premium taxes, expenses and a profit margin are then added to the projected loss component to achieve the total premium to be quoted. The lower the projected losses, expenses and taxes, the lower the total quoted premiums regardless of whether it is a traditional or alternate risk transfer program quotation. Quoted premiums are computed in accordance with our approved insurance department filings in each state.
      We employ what we consider to be a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The primary goal of our investment policy is to preserve principal while optimizing income.

Expenses
      Our expenses consist primarily of losses and loss adjustment expenses, or LAE; commissions and other underwriting expenses; and other operating and general expenses. Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and loss adjustment expenses accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and loss adjustment expenses in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period. Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes. Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans) and other general operating expenses. Other than expenses relating to stock options and other equity grants, our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses are disclosed separately from operating and general expenses.
Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of loss and loss adjustment expense reserves and the determination of “other-than-temporary” impairment on investments are two areas where by the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. We discuss these two policies below. Our other significant accounting policies are described in Note 1 to our consolidated financial statements.

Losses and Loss Adjustment Expenses (LAE) Reserves
      Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2004 and December 31, 2003, we had $171.0 million and $128.7 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American Insurance Company, an affiliated company. In addition, on an annual basis, actuaries from Great American Insurance Company review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our subsidiaries, National Interstate Insurance Company and National Interstate Insurance Company of Hawaii. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of National Interstate Insurance Company’s and National Interstate Insurance Company of Hawaii’s net reserves as of the end of fiscal years ending December 31, 2004, 2003 and 2002 reflected point estimates that were within one-half of 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.
      The quarterly reviews of unpaid loss and LAE reserves by Great American Insurance Company actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

•	the Case Incurred Development Method;

•	the Paid Development Method;

•	the Bornhuetter-Ferguson Method; and

•	the Incremental Paid LAE to Paid Loss Methods.
      Supplementary statistical information is reviewed to determine which methods are most appropriate and whether adjustments are needed to particular methods. This information includes:

•	open and closed claim counts;

•	average case reserves and average incurred on open claims;

•	closure rates and statistics related to closed and open claim percentages;

•	average closed claim severity;

•	ultimate claim severity;

•	reported loss ratios;

•	projected ultimate loss ratios; and

•	loss payment patterns.
      An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. The sensitivity of recorded reserves to an unexpected change in the trends, is estimated by adding 1.0% to the trend that is embedded in the factors used to determine the reserves for ultimate liabilities. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. The estimated cumulative unfavorable impact that this 1.0% change would have on our 2004 net earnings is shown below (in thousands):

Cumulative
Line of Business	Impact

Commercial Auto Liability	$1,195
Workers’ Compensation	111
      Commercial Auto Liability. In this line of business, we provide coverage protecting busses, limousines, other public transportation vehicles and trucking for accidents causing property damage or personal injury to others. Some of the important variables affecting our estimation of loss reserves for commercial auto liability include:

•	litigious climate;

•	unpredictability of judicial decisions regarding coverage issues;

•	magnitude of jury awards;

•	outside counsel costs; and

•	frequency and timing of claims reporting.
      Workers’ Compensation. In this line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation; and

•	timing of claims reporting.
      Within each line, Great American Insurance Company actuaries review the results of individual tests, supplementary statistical information and input from management to select their point estimate of the ultimate liability. This estimate may be one test, a weighted average of several tests, or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management’s point estimate and to provide management with a consulting opinion regarding the advisability of modifying its reserve setting assumptions for future periods. The Great American Insurance Company actuaries do not develop ranges of losses.
      The level of detail at which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or coverage, using countrywide data. Appropriate segmentation of the data is determined based on data volume, data credibility, mix of business and other actuarial considerations. Best estimates are selected based on test indications and judgment.
      Claims we view as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported, or IBNR, reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. We monitor IBNR reserves monthly with financial management and quarterly with an actuary from Great American Insurance Company. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

      When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to earnings in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to earnings in the period that redundancy is recognized.
      The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2004, we experienced favorable development of $2.3 million (1.3% of total reserves) from claims incurred prior to 2004. In 2003, we experienced favorable development of $3.7 million (2.9% of total reserves) from claims incurred in years prior to 2003. In 2002, we experienced unfavorable development of $38,000 (less than 0.1% of total reserves) from claims incurred prior to 2002. We did not change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reflected in the financial statements are our most accurate estimation.
      The following table shows the breakdown of our reserves between case reserves (estimated amounts required to settle claims that have already been reported), IBNR reserves (estimated amounts that will be needed to settle claims that have already occurred but have not yet been reported to us, as well as reserves for possible development on known claims) and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves):
Gross Loss Reserves

	At December 31, 2004

Statutory Lines of Business	Case	IBNR	LAE	Total

		(In thousands)
Commercial auto liability	$43,462	$50,386	$29,380	$123,228
Workers’ compensation	5,873	16,544	3,651	26,068
Auto physical damage	3,935	5,084	1,912	10,931
General liability	905	2,316	876	4,097
Private passenger	1,710	660	433	2,803
Inland marine	462	924	106	1,492
Commercial multiple peril	1,107	279	634	2,020
Other lines	338	41	13	392

	$57,792	$76,234	$37,005	$171,031

      Reinsurance Recoverables. We are also subject to credit risks with respect to our third party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers. We manage this credit risk by selecting what we believe to be quality reinsurers, closely monitoring their financial condition and timely billing and collecting amounts due.

Other-Than-Temporary Impairment
      Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the market value has been below amortized cost;

•	whether the issuer is experiencing significant financial difficulties;

•	economic stability of an entire industry sector or subsection;

•	whether the issuer, series of issuers or industry has a catastrophic type of loss;

•	the extent to which the unrealized loss is credit-driven or a result of changes in market interest rates;

•	historical operating, balance sheet and cash flow data;

•	internally generated financial models and forecasts;

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.
      When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We experienced no impairment adjustments in 2004, $11 thousand and $0.4 million in adjustments in 2003 and 2002, respectively. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or book value. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Results of Operations

Underwriting
      Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and loss adjustment expense (LAE) ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.
      Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2004, but at a reduced pace and level as compared to 2003.

      The table below presents our net earned premiums and combined ratios for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net Earned Premiums (GAAP)
Gross written premiums	$224,984	$187,561	$121,747
Ceded reinsurance	58,565	45,637	28,231

Net written premiums	166,419	141,924	93,516
Change in unearned premiums	9,511	15,560	6,160

Net earned premiums	$156,908	$126,364	$87,356

Combined Ratios (GAAP)
Loss and LAE ratio(1)	58.6%	54.4%	63.0%
Underwriting expense ratio(2)	24.9%	25.9%	28.3%

Combined ratio	83.5%	80.3%	91.3%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
      2004 compared to 2003. Our net earned premiums increased $30.5 million (24.2%) to $156.9 million during the year ended December 31, 2004 compared to $126.4 million for the same period in 2003. Our transportation component accounted for 4.8 points of the growth. Direct premiums written in the transportation component increased by 9.1 points, including approximately 3.9 points due primarily to increased rates on renewed policies and, because in the fourth quarter of 2003, we expanded our community service and paratransit product, which contributed approximately 5.2 points of the growth. Offsetting the 9.1 point increase in the transportation component was a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks, which amounted to 4.3 points. This decrease occurred because the company with whom we had the agreement elected to exit the business. Also favorably impacting the growth in net earned premiums was new insureds in our alternative risk transfer operations, which accounted for 8.6 points of the growth. During this period and prior periods, our alternative risk transfer business was and continues to be one of the fastest growing components of our business, based on premiums. Expanded distribution in specialty personal lines, which accounted for 7.4 points of the growth, will continue to be an important influence in this business component. Our Hawaii component and other component (which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate) accounted for 0.7 points and 2.7 points of the increase, respectively.
      The loss and LAE ratio for the 2004 increased 4.2 points to 58.6% compared to 54.4% in 2003. The variance reflects less favorable development in 2004 compared to 2003 of losses that occurred in prior years, the adverse impact of four hurricanes that occurred in the third quarter of 2004 and unusually low frequency and severity of incurred losses experienced in 2003. Favorable development of $2.3 million in 2004 on net reserves of $86.7 million compared to $3.7 million for 2003 on net reserves of $67.2 million resulted in a reduction of 1.4 points of the variance. The favorable development for both years was primarily the result of settlements below the established case reserves or revisions to our estimated settlements on an individual case by case basis, and primarily related to the preceding two years. The revisions to our case reserves reflect new information gained by our claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for our larger commercial auto liability claims to take several years to settle and we continually revise our estimates as more information about the losses and related bodily injuries becomes known and the claims get closer to being settled. We did not make any significant revisions to our reserving methodology or assumptions in 2003 or 2004. The 2004 results reflect $2.4 million from hurricane losses that contributed 1.5 points of the variance. None of the 2004 hurricane losses were severe enough to trigger our property catastrophe insurance, which attaches at $2.5 million per occurrence. The unusually low frequency and severity of incurred losses in 2003 was the primary reason for the remaining 4.1 point variance. We believe that the low frequency and severity of losses in 2003 was more favorable than is typical, but not outside expected parameters. Other than the total absence of weather related catastrophes in 2003, we are unaware of any specific events or trends that affected the timing and distribution of 2003 incurred losses. In 2004, incurred losses have been returning to ratios more consistent with historical results.
      The underwriting expense ratio for 2004 improved 1.0 point to 24.9% compared to 25.9% for 2003. The improvement resulted from our fixed expenses increasing at a slower rate than the net earned premium growth. Specifically, our employee related expenses grew at a slower rate than our revenue growth because the new positions created during this period were primarily entry-level and we better leveraged existing management as our business grew.
      2003 compared to 2002. Our net earned premiums increased $39.0 million (44.7%) to $126.4 million in 2003 compared to $87.4 million in 2002. Our transportation component accounted for 23.4 points of the growth. The transportation component contributed 12.9 points of the growth from a new insurance arrangement involving primarily physical damage coverage on trucks and 10.5 points due primarily to both increased rates on renewed policies and premiums from new business. New insureds in our alternative risk transfer component accounted for 15.9 points of the growth. Specialty personal lines contributed 3.2 points of the growth primarily due to rate increases. Our Hawaii component and other component (which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate) accounted for 1.0 and 1.2 points of the increase, respectively.
      The loss and LAE ratio for 2003 decreased 8.6 points to 54.4% compared to 63.0% for 2002. The variance reflects favorable development in 2003 of losses that occurred in prior years and unusually low frequency and severity of incurred losses experienced in 2003. Favorable development of $3.7 million in 2003 on net reserves of $67.2 million caused 2.9 points of the variance. The favorable development was primarily the result of settlements below the established case reserves or revisions to our estimated settlements on an individual case by case basis, and primarily related to the preceding two years. The unusually low frequency and severity of incurred losses in 2003 coupled with the adverse residual impact in 2002 of high losses from the start up of our truck product in 2001 was the primary reason for the remaining 5.7 point variance. We believe that the low frequency and severity of losses in 2003 was more favorable than is typical, but not outside expected parameters. Because we write primarily twelve month policy terms in our truck product, inadequate pricing and risk selection during the product’s introduction in 2001 had a residual adverse impact on 2002 results. We took corrective actions in the product structure and the management structure of the truck product during the fourth quarter of 2001 and underwriting results subsequently improved.
      The underwriting expense ratio for 2003 improved 2.4 points to 25.9% compared to 28.3% for 2002 because our fixed expenses increased at a slower rate than the net earned premium growth. Specifically, our employee related expenses grew at a slower rate than our revenue growth because the new positions created during this period were primarily entry-level and we better leveraged existing management as our business grew.

Investment Income
      2004 compared to 2003. Net investment income increased $2.8 million (49.2%) to $8.6 million in 2004 compared to 2003, due primarily to a 42.6% increase in average cash and invested assets. The growth in cash and invested assets reflected the growth in premiums written and the proceeds from borrowing $15.5 million in May 2003 and $15.0 million in June 2004.
      2003 compared to 2002. Net investment income increased $1.3 million (27.9%) to $5.8 million in 2003 compared to 2002, due primarily to a 40.7% increase in average cash and invested assets offset by an approximate 0.4% decline in the investment yield during 2003 due to decreased interest rates. The growth in cash and invested assets reflected the growth in premiums written and the proceeds from borrowing $15.5 million in May 2003.

Realized Gains (Losses) on Investments
      2004 compared to 2003. Net realized gains of $1.7 million for 2004 were comparable to $1.5 million for 2003.
      2003 compared to 2002. Net realized gains were $1.5 million in 2003 compared to losses of $0.4 million in 2002. The net gains in 2003 were due primarily to sales of fixed income securities. The net losses in 2002 included provisions for other-than-temporary impairments of $0.4 million that were not present in 2003.

Other Operating and General Expenses
      Other operating and general expenses increased approximately 40.8% during the year ended December 31, 2004 compared to 24.6% during 2003, reflecting the continuing growth in our business and the continued investment in the infrastructure, particularly information technology, required to support our growing business.

Interest Expense
      2004 compared to 2003. Interest expense for 2004 increased to $1.6 million compared to $1.0 million in 2003 reflecting the issuance of the $15.5 million junior subordinated debt in May 2003 and a $15.0 million note payable to affiliate in June 2004.
      2003 compared to 2002. Interest expense increased to $1.0 million for 2003 compared to $0.2 million in 2002 reflecting the issuance of the $15.5 million junior subordinated debt in May 2003.

Income Taxes
      Our effective tax rate was 33.9% in 2004, 36.2% in 2003 and 28.1% in 2002. Differences in the effective tax rates are primarily due to the effect of tax exempt investment income and adjustments to the reserve for income taxes related to exposure items. See Note 9 to our audited consolidated financial statements for further analysis of items affecting our effective tax rate.
Liquidity and Capital Resources
      Capital Ratios. The National Association of Insurance Commissioners’ model law for risk based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2004 and 2003, the capital ratios of all our insurance companies substantially exceeded the RBC requirements.
      Sources of Funds. The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without forcing the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be forced to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Ordinarily, we collect premiums and earn investment income on the policies we issue in advance of the payment of losses. Our historic pattern of using premium receipts for the payment of liabilities has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
      In an initial public offering completed in February 2005, the Company sold 3,350,000 shares of common stock generating approximately $40.6 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder will be used for other general purposes including surplus contributions to our insurance company subsidiaries.

      We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
      We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from dividend and tax payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2005 is $20.5 million. During 2004 and 2003 our insurance subsidiaries paid $2.1 million and $3.0 million, respectively, in dividends without the need for regulatory approval.
      Under tax allocation and cost sharing agreements among NIC and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) National Interstate Corporation.
      In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (2.40% at December 31, 2004 and 1.17% at December 31, 2003) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.
      We also have a $2.0 million line of credit (unused at December 31, 2004) that bears interest at the lending institution’s prime rate (5.25% at December 31, 2004 and 4.00% at December 31, 2003) less 50 basis points and requires an annual commitment fee of $1 thousand. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums. We may request an increase in this line of credit in the future based on liquidity and capital needs, although we have no current plans to do so.
      We have a term loan that is governed by a four-year, unsecured term loan agreement that was executed in August 2002. The note was originally issued for $5.0 million and bears interest at the lender’s prime rate (5.25% at December 31, 2004 and 4.00% at December 31, 2003) less 50 basis points. The outstanding principal amount at December 31, 2004 was $2.1 million. Payments on the note are due in monthly principal installments of $104,000 plus interest. The term loan agreement contains certain customary covenants for a term loan of this nature including covenants relating to delivery of financial statements, maintenance of insurance, payment of taxes, corporate existence, compliance with laws, maintenance of financial ratios, absence of liens and mergers and liquidations. At December 31, 2004 we were in compliance with all of our loan covenants.
      We also had a $15.0 million promissory note payable to Great American, our majority shareholder that was governed by a five-year, unsecured note that we executed in June 2004 in order to fund our growth. The note was issued at a fixed interest rate of 7.0% with interest only payments due quarterly. The principal and accrued interest of this loan was paid off in full in February 2005 with proceeds from our initial public offering.
      Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. For 2004, 2003 and 2002, we generated consolidated cash flow from operations of approximately $56.9 million, $45.4 million and $29.0 million, respectively.

      We believe that the remaining net proceeds from our initial public offering, funds generated from operations, including dividends, and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense which would have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
Contractual Obligations
      The following table summarizes our long-term contractual obligations as of December 31, 2004:

	Payment Due by Period

		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(Dollars in thousands)
Gross Unpaid Losses and LAE(1)	$171,031	$63,486	$62,165	$37,964	$7,416
Long-term debt obligations	17,547	1,250	833	—	15,464
Operating lease obligations	691	171	343	172	5

Total	$189,269	$64,907	$63,341	$38,136	$22,885

(1)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserve and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.
      Our $15.0 million promissory note payable to Great American, our majority shareholder, executed in June 2004 and due June 2009 is not included in the above table. We used a portion of the net proceeds from the initial public offering to repay this note in full. We had no material contractual purchase obligations or other long-term liabilities at December 31, 2004.
Investments
      At December 31, 2004 our investment portfolio contained $206.2 million in fixed maturity securities and $16.8 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2004 we had pretax net unrealized gains of $0.5 million on fixed maturities and a pretax unrealized gains of $0.3 million on equity securities.
      At December 31, 2004, 99.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

      Summary information for securities with unrealized gains or losses at December 31, 2004 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$105,309	$100,912
Amortized cost of securities	104,002	101,709
Gross unrealized gain or loss	1,307	(797)
Fair value as a % of amortized cost	101.3%	99.2%
Number of security positions held	133	103
Number individually exceeding $50,000 gain or loss	2	—
Concentration of gains or losses by type or industry:
US Government and government agencies	$308	$(599)
State, municipalities and political subdivisions	656	(51)
Banks, insurance and brokers	243	(127)
Electric services	18	—
Industrial and other	82	(20)
Percentage rated investment grade(1)	97.6%	100.0%
Equity Securities:
Fair value of securities	$9,142	$7,699
Cost of securities	8,737	7,785
Gross unrealized gain or loss	405	(86)
Fair value as a % of cost	104.6%	98.9%
Number individually exceeding $50,000 gain or loss	—	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
      The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2004 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	2.3%	0.1%
After one year through five years	46.1%	29.8%
After five years through ten years	42.0%	52.1%
After ten years	9.6%	18.0%

	100.0%	100.00%

      We realized aggregate losses of $0.1 million during 2004 on $15.9 million of sales of fixed maturity securities (18 issues; 15 issuers) that had unrealized losses at December 31, 2003 of $0.3 million. The fair values of 14 of the securities increased an aggregate of $0.2 million from December 31, 2003 to the date of sale. Four of the securities decreased in value by a total of 30 thousand. The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2004

	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis

	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$2,000	$52	102.7%
More than one year (1 issues)	1,090	56	105.4%
Less than $50,000 (131 issues)	102,219	1,199	101.2%

	$105,309	$1,307

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (103 issues)	100,912	(797)	99.2%

	$100,912	$(797)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (33 issues)	9,142	405	104.6%

	$9,142	$405

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (13 issues)	7,699	(86)	98.9%

	$7,699	$(86)

      Net realized gains (losses) on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized
	Gains (Losses)	Charges for
	on Sales	Impairment	Total

	(Dollars in thousands)
Year ended:
2004	$1,661	$—	$1,661
2003	1,540	(11)	1,529
2002	40	(426)	(386)

Off-Balance Sheet Items
      We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk
      Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed to interest rate risk and, to a lesser extent, equity price risk. We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.
      Fixed Maturity Portfolio. The fair value of our fixed maturity portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturity portfolio is comprised of substantially all fixed rate investments with primarily short-term and intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in an evolving mix of traditional fixed income and variable rate notes, including step-up rate and range notes, in our fixed maturity portfolio to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.
      The following table provides information about our “available for sale” fixed maturity investments that are sensitive to interest rate risk. The table shows expected principal cash flows and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. We include callable bonds and notes based on call date or maturity date depending upon which date produces the most conservative yield. Actual cash flows may differ from those expected.

	December 31, 2004		December 31, 2003

	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate

	(Dollars in thousands)
Subsequent calendar year	$2,680	6.1%	$14,325	5.1%
2nd subsequent calendar year	2,525	4.6%	16,125	4.5%
3rd subsequent calendar year	12,780	3.7%	10,590	5.1%
4th subsequent calendar year	8,028	4.2%	10,930	5.3%
5th subsequent calendar year	30,944	4.5%	12,398	5.1%
Thereafter	146,846	5.0%	61,075	5.5%

Total	$203,803	4.8%	$125,443	5.2%

Fair value	$206,221		$128,882

      Equity Risk. Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2004, approximately 7.4% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data
      “Selected Quarterly Financial Data” has been included in Note 18 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
of National Interstate Corporation
      We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation, and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2005

INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

	(Dollars in thousands, except
	share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost of $205,711 and $127,962, respectively)	$206,221	$128,882
Equities available-for-sale, at fair value (cost of $16,522 and $14,441, respectively)	16,841	15,411
Short-term investments, at cost which approximates fair value	5,280	1,719

Total investments	228,342	146,012
Cash and cash equivalents	10,609	21,610
Promissory note from officer	—	1,100
Accrued investment income	2,344	1,490
Premiums receivable, net of allowance for doubtful accounts of $361 and $424, respectively	45,129	42,551
Reinsurance recoverables on paid and unpaid losses	63,128	43,119
Prepaid reinsurance premiums	16,190	14,463
Deferred policy acquisition costs	11,606	10,720
Deferred federal income taxes	6,400	4,274
Property and equipment, net	11,738	11,765
Funds held by reinsurer	3,599	1,926
Other assets	2,151	1,626

Total assets	$401,236	$300,656

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$171,031	$128,726
Unearned premiums	80,928	69,708
Long-term debt	17,547	18,901
Note payable to affiliate	15,000	—
Amounts withheld or retained for account of others	14,911	10,975
Reinsurance balances payable	3,429	3,784
Other accounts payable	14,432	9,027
Commissions payable	4,719	5,653
Assessments and fees payable	6,450	4,202

Total liabilities	328,447	250,976
Shareholders’ Equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000,000 shares
Issued — 20,000,000 shares, including 4,470,400 and 4,975,800 shares in treasury	200	200
Additional paid-in capital	1,264	758
Retained earnings	77,102	54,512
Accumulated other comprehensive income	539	1,229
Treasury shares	(6,316)	(7,019)

Total shareholders’ equity	72,789	49,680

Total liabilities and shareholders’ equity	$401,236	$300,656

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue:
Premiums earned	$156,908	$126,364	$87,356
Net investment income	8,613	5,772	4,513
Realized gains (losses) on investments	1,661	1,529	(386)
Other	4,526	4,384	3,367

Total revenues	171,708	138,049	94,850
Expenses:
Losses and loss adjustment expenses	92,008	68,798	55,049
Commissions and other underwriting expense	36,760	32,211	24,156
Other operating and general expenses	6,888	4,893	3,928
Interest expense	1,610	1,043	193

Total expenses	137,266	106,945	83,326

Income before federal income taxes	34,442	31,104	11,524
Provision for federal income taxes	11,674	11,260	3,236

Net income	$22,768	$19,844	$8,288

Net income per common share — basic	$1.50	$1.32	$0.49

Net income per common share — diluted	$1.47	$1.29	$0.49

Weighted average of common shares outstanding, basic	15,171	15,057	16,805

Weighted average of common shares outstanding, diluted	15,480	15,347	16,949

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Shares	Capital	Earnings	(Loss)	Shares	Total

	(Dollars in thousands)
Balance at January 1, 2002	$200	$758	$26,380	$(824)	$(3,316)	$23,198
Net income			8,288			8,288
Unrealized appreciation of investment securities, net of taxes of $616				2,021		2,021

Comprehensive income						10,309
Issuance of 9,000 treasury shares					47	47
Purchase of 2,510,000 treasury shares					(3,622)	(3,622)

Balance at December 31, 2002	200	758	34,668	1,197	(6,891)	29,932
Net income			19,844			19,844
Unrealized appreciation of investment securities, net of taxes of $45				32		32

Comprehensive income						19,876
Purchase of 50,000 treasury shares					(128)	(128)

Balance at December 31, 2003	200	758	54,512	1,229	(7,019)	49,680
Net income			22,768			22,768
Unrealized depreciation of investment securities, net of tax benefit of $372				(690)		(690)

Comprehensive income						22,078
Issuance of 505,400 treasury shares upon exercise of stock options			(178)		703	525
Tax benefit realized from exercise of stock options		506				506

Balance at December 31, 2004	$200	$1,264	$77,102	$589	$(6,316)	$72,789

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating activities
Net income	$22,768	$19,844	$8,288
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	396	646	563
Provision for depreciation and amortization	1,198	1,256	1,395
Net realized (gain) loss on investment securities	(1,661)	(1,529)	386
Loss on disposal of fixed assets	5	9	—
Tax benefit realized from exercise of stock options	506	—	—
Deferred federal income taxes	(1,754)	(1,949)	(1,358)
Increase in deferred policy acquisition costs, net	(886)	(2,116)	(333)
Increase in reserves for losses and loss adjustment expenses	42,305	26,516	31,358
Increase in premiums receivable	(2,578)	(16,586)	(7,062)
Increase in unearned premiums and service fees	11,220	21,482	7,060
Increase in interest receivable, prepaid reinsurance premiums and other assets	(4,871)	(7,046)	(2,271)
Increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	10,654	12,815	5,507
Increase in reinsurance recoverable	(20,009)	(5,387)	(14,566)
Increase (decrease) in reinsurance balances payable	(355)	(2,592)	56

Net cash provided by operating activities	56,938	45,363	29,023
Investing activities
Purchases of investments	(191,644)	(158,405)	(50,113)
Proceeds from sale or maturity of investments	110,618	112,005	31,829
Purchases of property and equipment	(1,084)	(889)	(1,253)

Net cash used in investing activities	(82,110)	(47,289)	(19,537)
Financing activities
Proceeds from long-term debt	—	15,464	7,000
Proceeds from note payable to affiliate	15,000	—	—
Repayment of mortgage loan and notes payable	(1,354)	(3,146)	(9,624)
Purchase of common shares for treasury	—	(128)	(3,622)
Issuance of common shares from treasury	525	—	47
Deferred financing costs	—	(456)	—

Net cash provided by (used in) financing activities	14,171	11,734	(6,199)

Net increase (decrease) in cash and cash equivalents	(11,001)	9,808	3,287
Cash and cash equivalents at beginning of year	21,610	11,802	8,515

Cash and cash equivalents at end of year	$10,609	$21,610	$11,802

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Dollars in thousands, except share data)

1.	Background, Organization and Significant Accounting Policies
      National Interstate Corporation and its subsidiaries (the Company) operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii, and personal auto insurance to owners of recreational vehicles throughout the United States.
      The Company is a 64.0% (on a fully diluted basis as of December 31, 2004) owned subsidiary of Great American Insurance Company (Great American); a wholly-owned subsidiary of American Financial Group, Inc. On January 28, 2005, the Company sold 3,350,000 shares of common stock in an initial public offering at $13.50 a share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to January 28, 2005, no public market existed for the common shares. Following the initial public offering, Great American’s ownership was reduced to 52.9% (on a fully diluted basis). The Company has three property and casualty insurance subsidiaries, National Interstate Insurance Company (NIIC), Hudson Indemnity, Ltd. (HIL) and National Interstate Insurance Company of Hawaii, Inc. (NIIC-HI) and four other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. The Company writes its insurance policies on a direct basis through NIIC and in the state of Hawaii through NIIC-HI. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliates and independent agents and brokers. In addition, the Company has agency and service subsidiaries. Approximately 13.7% of the Company’s premiums are written in the state of California, and an additional 24.8%, collectively, in the states of Hawaii, Florida and North Carolina.
      A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.
Basis of Presentation
      The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, which differ in some respects from statutory accounting principles permitted by state regulatory agencies (see Note 10).
      Certain amounts in the prior period financial statements have been reclassified to conform to the current period method of presentation. Historical financial statements have been adjusted to give effect to the 200-for-1 common share split effective December 6, 2004 and the reclassification of all Class A common shares as common shares effective immediately prior to the offering.
Principles of Consolidation
      The consolidated financial statements include the accounts of the National Interstate Corporation and its subsidiaries, NIIC, NIIC-HI, HIL, National Interstate Insurance Agency, Inc. (NIIA), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., and Explorer Insurance Agency, Inc. Significant intercompany transactions have been eliminated.
Use of Estimates
      The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.
Cash Equivalents
      The Company considers all highly liquid investments with a maturity date of three months or less at the date of acquisition to be cash equivalents.
Premium, Commissions and Service Fee Recognition
      Insurance premiums, commissions and service fees generally are recognized over the terms of the policies on a daily pro rata basis. Unearned premiums, commissions and service fees are related to the unexpired terms of the policies in force.
Investments
      The Company classifies all investment securities as available for sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss).
      Net investment income is adjusted for amortization of premiums and accretion of discounts to maturity or if callable to the call date, or in the case of mortgage-backed securities, over the estimated life of the security. Realized gains and losses credited or charged to income are determined by the specific identification method for bonds and by the average cost method for common and preferred stock. When a decline in fair market value is deemed to be other-than-temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced.
Deferred Policy Acquisition Costs
      The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs, are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies.
Property and Equipment
      Property and equipment (including electronic data processing equipment and related software) are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis.
Unpaid Losses and Loss Adjustment Expenses
      The liabilities for unpaid losses and loss adjustment expenses are determined on the basis of estimates of policy claims reported and estimates of unreported claims based on historical and industry data. The estimates of policy claim amounts are continuously reviewed and any adjustments resulting are reflected in operations currently. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and loss adjustment expenses are adequate. These liabilities are reported net of amounts recoverable from salvage and subrogation.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Assessments
      The Company has provided for estimated assessments anticipated for reported insolvencies of other insurers and other charges from regulatory organizations. Management has accrued for these potential liabilities as premiums are written because the assessments and fees generally are based on prospective premium writings.
Unearned Premiums, Commissions and Service Fees
      Unearned premiums, commissions and service fees are calculated using the daily pro-rata method.
Premiums Receivable
      Premiums receivable are carried at cost, which approximate fair value. Management provides an allowance for doubtful accounts in the period that collectibility is deemed impaired.
Promissory Note from Officer
      The promissory note from officer was carried at cost. Interest income on the promissory note was recognized during the period that the loan balance was outstanding. The note was paid in full on September 14, 2004.
Reinsurance
      Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. A significant portion of the reinsurance is affected by excess of loss reinsurance contracts. Premiums ceded are reported as a reduction of premiums earned.
Segment Information
      The Company offers a range of products and services, but operates as one reportable property-casualty insurance segment.
Federal Income Taxes
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled.
Stock-Based Compensation
      The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and its related interpretations for its accounting of stock compensation plans for employees. In accordance with the intrinsic value method prescribed by APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized.
      Statement of Financial Accounting Standard, or SFAS, No. 148, Accounting for Stock-Based Compensations — Transition and Disclosure, permits entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if the fair-value-based method, as defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. SFAS No. 148 provides alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. The Company has elected to continue to apply provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 148.
      The following table illustrates the effect on net income and earnings per share if the fair value based method described by SFAS No. 148 had been applied to all outstanding and unvested awards in each period. The fair value of each option granted during 2004, 2003 and 2002 is estimated on the date of grant using the minimum value method and the following assumptions: (a) risk free interest rate from 4.13% to 4.37%, (b) an expected life of 10 years and (c) no expected dividends. The weighted average per share fair value of options granted were $2.15, $0.64 and $0.53 for the years ended December 31, 2004, 2003 and 2002, respectively.

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$22,768	$19,844	$8,288
Less: Stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	138	53	37

Proforma net income	$22,630	$19,791	$8,251

Earnings per share:
Basic — as reported	$1.50	$1.32	$0.49

Basic — proforma	1.49	1.31	0.49

Diluted — as reported	1.47	1.29	0.49

Diluted — proforma	1.48	1.30	0.49

Comprehensive Income
      Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. The details of the comprehensive income are reported in the Consolidated Statements of Shareholders’ Equity.
Earnings Per Common Share
      Basic earnings per common share have been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method.
Recent Accounting Pronouncements

Share-Based Payment
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested option, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. SFAS No. 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required.
      The Company intends to use the modified prospective method to adopt SFAS No. 123R. If the Company were to adopt SFAS No. 123R on July 1, 2005, using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $100 for the year ending December 31, 2005.

Other-Than-Temporary Impairment
      Effective December 31, 2003, the Company adopted Emerging Issue Task Force (EITF) Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, or EITF 03-01. Under this guidance, disclosures are required for unrealized losses on fixed maturity and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities that are classified as either available-for-sale or held-to-maturity. The disclosure requirements were effective for fiscal years ending after December 15, 2003. In addition, EITF 03-01 includes recognition and impairment guidance that was required to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, the effective date of such guidance has been delayed so that additional clarification and guidance may be issued.
      Accounting standards recently issued by the FASB, Statements of Position and Practice Bulletins issued by the American Institute of Certified Public Accountants and consensus positions of the EITF, which are not reflected within these statements are currently not applicable to the Company, and therefore would have no impact on the Company’s financial condition, results of operations or cash flow.

2.	Initial Public Offering — Subsequent Event
      In February 2005, National Interstate Corporation completed an initial public offering in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share. Proceeds from the offering totaled approximately $40,600 after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from National Interstate’s majority shareholder, Great American Insurance Company, and with the remainder to be used for other general corporate purposes.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments
      The amortized cost and fair value of investments in fixed maturities and preferred and common stocks are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004:
Fixed maturities:
U.S. Government and government agency obligations	$143,908	$308	$(599)	$143,617
State and local government obligations	32,014	656	(51)	32,619
Corporate obligations	29,789	343	(147)	29,985

Total fixed maturities	205,711	1,307	(797)	206,221
Equity securities:
Preferred stocks	8,424	296	(28)	8,692
Common stocks	8,098	109	(58)	8,149

Total equity securities	16,522	405	(86)	16,841
Short-term investments	5,280	—	—	5,280

Total investments	$227,513	$1,712	$(883)	$228,342

December 31, 2003:
Fixed maturities:
U.S. Government and government agency obligations	$65,486	$435	$(842)	$65,079
State and local government obligations	27,816	735	(117)	28,434
Corporate obligations	34,660	892	(183)	35,369

Total fixed maturities	127,962	2,062	(1,142)	128,882
Equity securities:
Preferred stocks	9,791	415	(37)	10,169
Common stocks	4,650	671	(79)	5,242

Total equity securities	14,441	1,086	(116)	15,411
Short-term investments	1,719	—	—	1,719

Total investments	$144,122	$3,148	$(1,258)	$146,012

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,695	$2,725
Due after one year through five years	75,738	76,102
Due after five years through ten years	103,161	103,293
Due after ten years	24,117	24,101

Total fixed maturities	$205,711	$206,221

      Proceeds from sales of investments were as follows:

	Year Ended December 31,

	2004	2003	2002

Fixed maturities	$43,479	$77,841	$23,332
Common and preferred stock	14,726	2,587	976
      Gains and losses on the sale of these investments were as follows:

	Year Ended December 31,

	2004	2003	2002

Fixed maturity gains	$1,035	$2,158	$779
Fixed maturity losses	(170)	(463)	(108)
Equity security gains	1,052	225	61
Equity security losses	(256)	(391)	(1,118)

Net realized gains (losses)	$1,661	$1,529	$(386)

      During 2004, there were no declines in fair market value that the Company deemed to be other-than-temporary. Included in equity security losses above are charges to income of $0, $11 and $326 in 2004, 2003, and 2002, respectively, representing declines in fair market value of equity securities that the Company has deemed to be other-than-temporary. Included in fixed maturity losses above is a charge to income of $100 in 2002, representing a decline in fair market value of fixed maturities that the Company deemed to be other-than-temporary.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and length of time that individual securities have been in a continuous unrealized loss position:

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings

December 31, 2004:
Fixed maturities:
12 months or less	$76,930	$76,583	$(347)	73
Greater than 12 months	24,779	24,329	(450)	30

Total fixed maturities	101,709	100,912	(797)	103
Equity securities:
12 months or less	7,395	7,352	(43)	11
Greater than 12 months	390	347	(43)	2

Total equity securities	7,785	7,699	(86)	13

Total fixed maturities and equity securities	$109,494	$108,611	$(883)	116

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings

December 31, 2003:
Fixed maturities:
12 months or less	$49,944	$48,802	$1,142	57
Greater than 12 months	—	—	—	—

Total fixed maturities	49,944	48,802	1,142	57
Equity securities:
12 months or less	2,198	2,152	46	12
Greater than 12 months	930	860	70	11

Total equity securities	3,128	3,012	116	23

Total fixed maturities and equity securities	$53,072	$51,814	$1,258	80

      The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,

	2004	2003	2002

Investment income:
Fixed maturities	$7,582	$5,055	$3,810
Equity securities	717	686	528
Other	422	139	269
Investment expense	(108)	(108)	(94)

Net investment income	$8,613	$5,772	$4,513

      At December 31, 2004 and December 31, 2003, the carrying value of all deposits with state insurance departments was $9,869 and $9,218, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Promissory Note from Officer
      The promissory note from officer and all accrued interest was paid off on September 14, 2004. The note paid interest quarterly computed at 0.75% below the prime rate of a major lending institution. National Interstate Corporation common shares with a book value in excess of the face amount of the note were held as collateral.

5.	Property and Equipment
      The following is a summary of the major classes of property and equipment:

	December 31,

	2004	2003

Land and building	$11,161	$10,976
Data processing equipment and software	5,838	5,144
Office furniture and leasehold improvement	1,086	891
Automobiles	169	188

	18,254	17,199
Accumulated depreciation and amortization	(6,516)	(5,434)

Total net property and equipment	$11,738	$11,765

6.	Note Payable and Long-term Debt
      Long-term debt consisted of the following at December 31:

	December 31,

	2004	2003

Junior subordinated debentures	$15,464	$15,464
Line of credit	—	—
Term note payable to bank	2,083	3,437
Note payable to affiliate	15,000	—

Total notes payable and long-term debt	$32,547	$18,901

      In May 2003, the Company purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities (capital securities). The trust used the proceeds from the issuance of its capital securities and common equity to buy $15,464 aggregate principal amount of debentures issued by the Company. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (2.40% at December 31, 2004 and 1.17% at December 31, 2003) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. The Company has the right to redeem its debentures, in whole or in part, on or after May 23, 2008. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, the Company determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, did not consolidate the trust with the Company. To the extent the trust does not have funds available to make payments, as guarantor, the Company unconditionally guarantees payment of required distributions on the capital securities, the redemption price when the capital security is redeemed, and amounts due if the trust is liquidated or terminated. The Company recorded its equity interest in the trust as a common stock investment.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The line of credit of $2,000 (unused at December 31, 2004) bears interest at the lending institution’s prime rate (5.25% at December 31, 2004 and 4.00% at December 31, 2003) less 50 basis points and requires an annual commitment fee of $1 thousand. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. In addition, the Company has agreed to refrain from assigning, conveying or otherwise transferring any security interest in the common shares of NIIC.
      The term note is governed by a four-year, unsecured term loan agreement, which was executed in August 2002. The note was originally issued for $5,000 and bears interest at the bank’s prime rate (5.25% at December 31, 2004, 4.00% at December 31, 2003) less 50 basis points. The note is due in monthly principal installments of $104 plus interest. The term loan agreement contains certain covenants. At December 31, 2004 and 2003, the Company was in compliance with all of its loan covenants.
      The promissory note payable to affiliate is governed by a five-year, unsecured note, which was executed in June 2004. The note was issued for $15,000 to the Company’s majority shareholder, Great American, at a fixed interest rate of 7.0% with interest only payments due quarterly. The principal and accrued interest on the note were paid off in full in February 2005 with proceeds from the initial public offering.
      Interest paid in 2004, 2003 and 2002 was $1,380, $570 and $210, respectively.
      Scheduled maturities for all long-term debt including the note payable to affiliate as of December 31, 2004 are as follows:

December 31,
2004

2005	$1,250
2006	833
2007	0
2008	—
2009 and later	30,464

$32,547

7.	Premiums, Reinsurance and Transactions with Related Parties
      NIIC is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and National Interstate Insurance Agency (NIIA), a wholly-owned subsidiary, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks and the payment by NIIC to Great American of a service fee based on these premiums. NIIA provides administrative services to Great American in connection with its underwriting of public transportation risks.
      The table below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,

	2004	2003	2002

Written premiums assumed	$9,506	$8,261	$11,544
Assumed premiums earned	8,260	8,834	12,092
Assumed losses and loss adjustment expense incurred	6,895	4,653	8,207
Service fee expense	306	250	404
Payable to Great American as of year end	932	780	533

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded were $23,079 in 2004, $22,505 in 2003 and $11,602 in 2002. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.
      Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,

	2004		2003		2002

	Written	Earned	Written	Earned	Written	Earned

Direct	$210,696	$197,502	$162,259	$143,958	$108,436	$101,238
Assumed	14,288	16,341	25,302	21,791	13,311	13,549
Ceded	(58,565)	(56,935)	(45,637)	(39,385)	(28,231)	(27,431)

Net Premium	$166,419	$156,908	$141,924	$126,364	$93,516	$87,356

      As of December 31, 2004, the Company had reinsurance recoverables (including prepaid reinsurance premiums) due from the following reinsurers that exceeded 3.0% of consolidated shareholders’ equity:

	December 31,	A.M. Best
	2004	Rating

Platinum Underwriters Reinsurance, Inc.	$23,280	A
Berkley Insurance Company	13,099	A
TOA Reinsurance Co. of America	11,176	A
TRAX Insurance Ltd.	9,819	—
General Reinsurance	7,808	A++
Great American Insurance Company	4,800	A
Subtotal	69,982

All other reinsurers	9,336
Total	$79,318

Reinsurance receivable on paid and unpaid losses	$63,128
Prepaid reinsurance premiums	16,190

	$79,318

      Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, actuarial and internal audit services. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Unpaid Losses and Loss Adjustment Expenses
      The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses (LAE), on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,

	2004	2003	2002

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$86,740	$67,162	$48,456
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current period	94,263	72,498	55,011
Prior period	(2,255)	(3,700)	38

	92,008	68,798	55,049
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current period	37,418	26,385	20,573
Prior period	29,686	22,835	15,770

	67,104	49,220	36,343
Reserve for losses and LAE, net of related reinsurance recoverables, end of period	111,644	86,740	67,162
Reinsurance recoverables on unpaid losses and LAE, at end of period	59,387	41,986	35,048

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$171,031	$128,726	$102,210

      The foregoing reconciliation shows decreases of $2,255 and $3,700 in the years ended December 31, 2004 and 2003, respectively, representing favorable development in claims incurred in years prior to 2004 and 2003, respectively. The reconciliation also reflects an increase in estimated losses of $38 in 2002 representing unfavorable development in claims incurred in years prior to 2002. The favorable development in 2004 and 2003 resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported losses (IBNR) for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. The 2002 increase resulted from settling cases and adjusting current estimates of open cases for amounts greater than the amount originally reserved. This unfavorable development resulted from higher awards on claims in certain geographic areas. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors, and industry data extrapolated from other insurers writing similar lines of business.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      Federal income tax expense (benefit) was as follows:

	Year Ended December 31,

	2004	2003	2002

Current federal income tax provision	$13,428	$13,209	$4,594
Deferred federal income tax benefit	(1,754)	(1,949)	(1,358)

	$11,674	$11,260	$3,236

      A reconciliation of federal income tax expense for financial reporting purposes and federal income tax expense calculated at the prevailing federal income tax rates of 35% for 2004 and 2003 and 34% for 2002 are as follows:

	Year Ended December 31,

	2004	2003	2002

Expected statutory rate	35%	35%	34%

Expected federal income tax expense at the statutory rate	$12,055	$10,887	$3,918
Tax effect of tax exempt investment income	(302)	(283)	(262)
Other items, net	(79)	656	(420)

	$11,674	$11,260	$3,236

      The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,

	2004	2003

Deferred Tax Assets:
Unearned premiums	$4,530	$3,863
Losses and loss adjustment expense reserves	4,036	3,296
Assignments and assessments	1,907	1,471
Other, net	437	253

Total deferred tax assets	10,910	8,883
Deferred Tax Liabilities:
Deferred policy acquisition costs	(4,062)	(3,752)
Other, net	(158)	(195)
Unrealized appreciation on investments	(290)	(662)

Total deferred tax liabilities	(4,510)	(4,609)

Net deferred income tax assets	$6,400	$4,274

      Federal income taxes paid for 2004, 2003 and 2002 were $11,600, $14,026 and $5,472.
      Management has reviewed the recoverability of the deferred tax asset and believes the amount to be recoverable against future earnings.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Statutory Accounting Principles
      The insurance company subsidiaries report to the various insurance departments using statutory accounting principles (SAP) prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. These principles as applied to the insurance subsidiaries of the Company differ principally from accounting principles generally accepted in the United States (GAAP) as follows:

•	Under SAP, investment grade fixed maturities are carried at amortized cost, while under GAAP “available for sale” fixed maturities are recorded at fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies, are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the policy period.

•	Under SAP, certain assets (such as property and equipment) designated as “non-admitted” are charged directly to surplus.

•	Under SAP, net deferred income tax assets are recorded as assets following the application of certain criteria, with the resulting admitted deferred tax asset credited directly to surplus.

•	Under SAP, receivables are non-admitted based on certain aging criteria.

•	Under SAP, the costs and related recoverables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related recoverable amount is based on future premium collections.
      The statutory capital and surplus and statutory net income of NIIC and NIIC-HI were as follows as of the dates provided:

	As of and for the Year
	Ended December 31,

	2004	2003	2002

NIIC statutory capital and surplus	$92,320	$58,621	$36,944
NIIC statutory net income	20,450	13,706	4,873
NIIC-HI statutory capital and surplus	8,032	7,849	5,131
NIIC-HI statutory net income	174	218	428
      The statutory capital and surplus of NIIC-HI is included in the statutory capital and surplus of NIIC for reporting purposes. Statutory capital and surplus and income of HIL are nominal.
      NIIC and NIIC-HI are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company and NIIC-HI to NIIC in 2005 is $20,500 and $8,000, respectively. During 2004 and 2003, NIIC paid dividends, which did not require regulatory approval, of $2,100 and $3,000, respectively. Also in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5,000 and each of the insurance companies subsidiaries must meet minimum Risk Based Capital (RBC) levels. At December 31, 2004, NIIC and NIIC-HI exceeded the minimum RBC levels.

11.	Employee Benefit Plan
      Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the Savings Plan). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date and vest after

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
five years of service. Profit sharing expense of $304, $296 and $208 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Savings Plan also provides for tax-deferred contributions by employees. Participants may elect to have their funds (savings contributions and allocated profit sharing distributions) invested in their choice of a variety of investment vehicles offered by an unaffiliated investment manager. The Savings Plan does not provide for employer matching of participant contributions. The Company does not provide other postretirement and postemployment benefits.

12.	Stock Option Plan
      The Company has a Long Term Incentive Plan (LTIP), which provides for the granting of stock options to officers of the Company. Treasury shares are used to fulfill the options granted. Options are granted on January 1 and are valued at the book value on the preceding December 31. Options vest ratably over the initial five-year period and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average per		Average per		Average per
		Share		Share		Share
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

		(In dollars)		(In dollars)		(In dollars)
Options outstanding at the beginning of period	838,000	$1.24	658,000	$1.06	608,000	$0.99
Granted	85,000	2.24	180,000	1.91	130,000	1.32
Exercised	(505,400)	1.04	—	—	(48,000)	0.98
Forfeited	—	—	—	—	(32,000)	0.98

Options outstanding at the end of year	417,600	1.69	838,000	1.24	658,000	1.06

Options exercisable at the end of year	201,600	1.38	514,400	1.08	346,800	1.00

      Options outstanding at December 31, 2004 and December 31, 2003 have a weighted average remaining life of 7.1 years and 6.9 years, respectively. Exercise prices on options outstanding at December 31, 2004 are as follows:

	December 31, 2004

	Options Outstanding			Options Exercisable

		Average	Weighted Average		Average
Per Share Exercise Price Range	Shares	Exercise Price	Remaining Life	Shares	Exercise Price

$0.94 - $1.25	125,600	$1.08	5.5	109,600	$1.08
1.26 - 1.95	242,000	1.67	7.6	82,000	1.67
1.96 - 3.31	50,000	3.31	9.0	10,000	3.31

0.94 - 3.31	417,600	$1.69	7.1	201,600	$1.38

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Lease Commitments and Rent Expense
      In addition to conducting operations from the headquarters building it owns in Richfield, Ohio, the Company uses office facilities in four other locations under leases, which expire through 2009. Minimum future operating lease obligations for these leases at December 31, 2004 are as follows:

December 31,
2004

2005	$171
2006	171
2007	171
2008	131
2009 and thereafter	43
      Total rental expense (which includes utilities where charged by lessor) charged to operations for the years ended December 31, 2004, 2003 and 2002 were $353, $345 and $329, respectively.

14.	Commitments and Contingencies
      From time to time, we are subject to other legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended, among other things.
      Our insurance companies have lawsuits pending where the plaintiff seeks extra-contractual damages from us in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, we do not believe these lawsuits will have a material adverse effect on our business, financial condition or results of operations based on our belief that any adverse outcomes have either been provided for in our loss reserves or such unfavorable result would be immaterial.
      The number of insurance companies that are under regulatory supervision has increased, which is expected to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At December 31, 2004 and 2003, the liability for such assessments was $6,450 and $4,202, respectively, and will be paid over several years as assessed by the guaranty funds.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Earnings Per Common Share
      The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,

	2004	2003	2002

Net income	$22,768	$19,844	$8,288
Weighted average shares outstanding during period	15,171	15,057	16,805
Additional shares issuable under employee common stock option plans using treasury stock method	309	290	144

Weighted average shares outstanding assuming exercise of stock options	15,480	15,347	16,949

Net income per share:
Basic	$1.50	$1.32	$0.49
Diluted	1.47	1.29	0.49

16.	Segment Information
      The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Years Ended December 31,

	2004	2003	2002

Revenue:
Premiums earned:
Transportation	$70,973	$64,933	$44,540
Alternate Risk Transfer	36,499	25,635	11,735
Specialty Personal Lines	28,377	19,065	16,293
Hawaii	15,042	14,203	13,331
Other	6,017	2,528	1,457

Total	156,908	126,364	87,356
Net investment income	8,613	5,772	4,513
Realized gains (losses) on investments	1,661	1,529	(386)
Other	4,526	4,384	3,367

Total revenues	$171,708	$138,049	$94,850

17.	Shareholders’ Equity
      On August 5, 2004, the Board of Directors of the Company authorized a 200-for-1 common share split effective December 6, 2004. On October 18, 2004, the Board of Directors recommended and the shareholders approved an amendment and restatement of the Company’s Articles of Incorporation effective immediately prior to the Company’s initial public offering (IPO). Pursuant to this action, all Class A common shares were reclassified as common shares and 10 million shares of preferred stock are authorized. Historical financial information presented herein has been adjusted to give effect for these actions.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On October 18, 2004, the Board of Directors of the Company authorized the amendment and restatement of the Stock Option Plan into a Long Term Incentive Plan (LTIP). There were no incentive awards granted under the new LTIP in 2004.

18.	Quarterly Operating Results (Unaudited)
      The following are quarterly results of operations for the three years ended December 31, 2004:

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2004
Revenues	$37,226	$44,992	$43,309	$46,181	$171,708
Net earnings	4,138	6,046	5,931	6,653	22,768
Net income per share — basic	0.28	0.40	0.39	0.43	1.50
Net income per share — diluted	0.27	0.39	0.38	0.42	1.47
2003
Revenues	$28,482	$36,442	$35,535	$37,590	$138,049
Net earnings	5,143	5,485	3,932	5,284	19,844
Net income per share — basic	0.34	0.36	0.26	0.35	1.32
Net income per share — diluted	0.34	0.36	0.26	0.34	1.29
      Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

ITEM 9A	Controls and Procedures
      NIC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. NIC’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated NIC’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of December 31, 2004. Based on that evaluation, NIC’s CEO and CFO concluded that the controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.
      During the preparation of our Registration Statement on Form S-1, our Independent Registered Public Accounting Firm, Ernst & Young LLP concluded that a “significant deficiency” over our disclosure controls and procedures existed. Under standards established by the Public Company Accounting Oversight Board, Ernst & Young LLP has characterized a need for improved controls and processes as a “significant deficiency” that they do not believe to be a “material weakness.” The deficiency resulted from computational and clerical errors discovered by Ernst & Young LLP in their review of our draft footnotes, management’s discussion and analysis, and other disclosures as of September 30, 2004 prepared by management for inclusion in an amendment to our Registration Statement on Form S-1. Ernst & Young LLP has informed us that the deficiency did not result from inaccurate recording of balances in our books and records. In the opinion of our independent auditors, these errors resulted from the lack of sufficient resources and controls over the financial reporting process at that time. Ernst & Young LLP communicated to us that the deficiency does not constitute a “material weakness” because of the absence of material errors in the amounts and because we have compensating controls in place.
      We have implemented corrective actions that we believe will address the deficiency through the engagement of additional personnel with the appropriate experience and qualifications to perform quality review procedures and to satisfy our financial reporting obligations as a public company. Also, American Financial Group, Inc. has identified experienced internal control and financial reporting personnel currently on their staff and has assigned these resources to assist us in our transition from a private company to a public company. American Financial Group, Inc. has agreed to provide expertise, resources and assistance in this regard until we have retained the necessary personnel and implemented the appropriate internal controls, processes and procedures. We do not expect the potential financial costs of the enhanced resources to be material.
      There have been no significant changes, other than those discussed above, in the Company’s internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or are reasonable likely to affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information
      None.

PART III
      The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 10.	Directors and Executive Officers of the Registrant
      The Company’s code of ethics applicable to its Chief Executive Officer and Chief Financial Officer (“Code of Ethics and Conduct”) is posted free of charge in the Corporate Governance section of the Company’s website (www.NationalInterstate.com). The Company also intends to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics and Conduct in the Corporate Governance section of its website.

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions

ITEM 14.	Principal Accountant Fees and Services
PART IV

ITEM 15	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 39 are filed as part of this report.

(2) The Financial Statement Schedules listed in the following Index are filed as part of this report.

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description

3.1	Amended and Restated Articles of Incorporation***

3.2	Amended and Restated Code of Regulations***

10.1	Long Term Incentive Plan***

10.2	Deferred compensation Plan***

10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company, and American National Fire Insurance Company***

10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company***

Number	Description

10.5	Amended and Restated Declaration of Trust of National Interstate Capital Trust I dated as of May 22, 2003***

10.6	Indenture dated as of May 22, 2003 with National Interstate Corporation as Issuer and Wilmington Trust Company as Trustee***

10.7	Promissory Note dated June 23, 2004 to Great American Insurance Company from National Interstate Corporation***

10.8	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company***

10.9	Promissory Note dated December 31, 1998 to National Interstate Corporation from Alan R. Spachman***

10.1	Term Loan Agreement dated August 28, 2002 between KeyBank National Association and National Interstate Corporation***

10.11	Master Demand Promissory Note dated August 28, 2002 to KeyBank National Association from National Interstate Corporation***

14.1	Code of Ethics and Conduct

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Power of attorney

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This information contained in Notes to Consolidated Financial Statements at Note Three “Investments”

**	This information contained in Notes to Consolidated Financial Statements at Note Seven “Premiums, Reinsurance and Transactions with Related Parties”

***	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270)

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
Investment in subsidiaries	$106,315	$70,091
Receivable from subsidiary	—	1,083
Cash	4	211
Property and equipment — net	991	1,160
Other assets	1,749	497

Total assets	$109,059	$73,042

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	32,547	$18,901
Payable to affiliates	780	—
Other liabilities	2,943	4,461

Total Liabilities	36,270	23,362
Shareholders’ Equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — 0 shares	—	—
Common stock — Class A — $0.01 par value
Authorized — 50,000,000 shares
Issued — 20,000,000 shares, including 4,470,400 and 4,975,800 shares in treasury	200	200
Additional paid-in capital	1,264	758
Retained earnings (deficit)	77,102	54,512
Accumulated other comprehensive income	539	1,229
Treasury stock	(6,316)	(7,019)

Total shareholders’ equity	72,789	49,680

Total liabilities and shareholders’ equity	$109,059	$73,042

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31

	2004	2003	2002

	(Dollars in thousands)
Revenues
Fees from subsidiaries	$8,334	$8,373	$6,000
Investment income	4	5	—
Other income	—	2	—

	8,338	8,380	6,000
Expenses
General and administrative expenses	8,195	3,142	6,818
Interest expense	1,610	716

Total expenses	9,805	3,858	6,818

Income (loss) before income taxes and equity in undistributed income of subsidiaries	(1,467)	4,522	(818)
Provision (benefit) for income taxes	(221)	—	—

Income (loss) before equity in undistributed income of subsidiaries	(1,246)	4,522	(818)
Equity in undistributed income of subsidiaries, net of tax	24,014	15,322	9,106

Net income	$22,768	$19,844	$8,288

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31

	2004	2003	2002

	(In thousands)
Operating activities
Net income	$22,768	$19,844	$8,288
Adjustments to reconcile net income to cash provided by operating activities	(23,766)	(25,978)	(14,233)

Net cash used in operating activities	(998)	(6,134)	(5,945)

Investment activities
Capital contributions to subsidiaries	(15,000)	(9,965)	—
Distributions from subsidiaries	2,100	5,105	8,846
Purchases of property and equipment	(480)	(529)	(702)

Net cash provided by (used in) investment activities	(13,380)	(5,389)	8,144

Financing activities
Proceeds from term loan and Trust preferred securities	—	15,464	—
Proceeds on loan from affiliate	15,000	—	—
Issuance of short term debt	—	—	2,000
Repayment of long term debt	(1,354)	(3,146)	(624)
(Purchases) issuance of treasury stock	525	(128)	(3,622)
Issuance of common shares	—	—	47
Deferred financing costs	—	(456)	—

Net cash provided by (used in) financing activities	14,171	11,734	(2,199)

Net increase (decrease) in cash	(207)	211
Cash at beginning of year	211	—

Cash at end of year	$4	$211	$—

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Liability for
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written

	(In thousands)
Year ended December 31, 2004	$11,606	$171,031	$80,928	$156,908	$8,613	$92,008	$34,370	$2,390	$166,419
Year ended December 31, 2003	$10,720	$128,726	$69,708	$126,364	$5,772	$68,798	$29,783	$2,428	$141,924
Year ended December 31, 2002	$8,604	$102,210	$48,226	$87,356	$4,513	$55,049	$23,106	$1,050	$93,516

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(1)	Period

	(In thousands)
Year ended December 31, 2004
Premiums in course of collection	$424	—	—	$63	$361
Year ended December 31, 2003
Premiums in course of collection	476	—	—	52	424
Year ended December 31, 2002
Premiums in course of collection	385	$91	—	—	476

(1)	Deductions include write-offs of amounts determined to be uncollectible.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE VI — SUPPLEMENTARY INFORMATION CONCERNING PROPERTY —
CASUALTY INSURANCE OPERATIONS

Liability for
		Less	Unpaid Losses		Losses and Loss
	Liability for	Reinsurance	and Loss		Adjustment Expenses
	Unpaid	Recoverable on	Adjustment		(Benefits) Incurred
	Losses and	Unpaid Losses	Expenses Net		Related to		Paid Losses
	Loss	and Loss	of Related	Discount, if any,			and Loss
	Adjustment	Adjustment	Reinsurance	Deducted from	Current	Prior	Adjustment
	Expense	Expense	Recoverable	Reserves	Period	Period	Expenses

(In thousands)
Year ended December 31, 2004	$171,031	$(59,387)	$111,644	$—	$94,263	$(2,255)	$67,104

Year ended December 31, 2003	$128,726	$(41,986)	$86,740	$—	$72,498	$(3,700)	$49,220

Year ended December 31, 2002	$102,210	$(35,048)	$67,162	$—	$55,011	$38	$36,343

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

By:	/s/ ALAN R. SPACHMAN

Name: Alan R. Spachman

Title:	Chairman of the Board and President
Signed: March 28, 2005
      Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALAN R. SPACHMAN Alan R. Spachman	Chairman of the Board and President (Principal Executive Officer)	March 28, 2005

/s/ GARY N. MONDA Gary N. Monda	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 28, 2005

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 28, 2005

/s/ JAMES C. KENNEDY* James C. Kennedy	Director	March 28, 2005

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 28, 2005

/s/ JOEL SCHIAVONE* Joel Schiavone	Director	March 28, 2005

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.	Director	March 28, 2005

/s/ K. BRENT SOMERS* K. Brent Somers	Director	March 28, 2005

*	By Gary N. Monda, attorney-in-fact