Form 10-Q
period 2005-03-31
National Interstate CORP
filed 2005-05-12
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

Commission File Number 000-51130

National Interstate Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

The number of shares outstanding of the registrant’s sole class of common shares as of May 1, 2005 was 18,965,200.

National Interstate Corporation

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $236,911 and $205,711, respectively)	$234,096	$206,221
Equity securities available-for-sale, at fair value (cost — $20,197 and $16,522, respectively)	20,114	16,841
Short-term investments, at cost which approximates fair value	27,773	5,280

Total investments	281,983	228,342
Cash and cash equivalents	8,931	10,609
Accrued investment income	2,490	2,344
Premiums receivable, net of allowance for doubtful accounts of $371 and $361, respectively	87,262	45,129
Reinsurance recoverables on paid and unpaid losses	68,911	63,128
Prepaid reinsurance premiums	32,449	16,190
Deferred policy acquisition costs	15,902	11,606
Deferred federal income taxes	8,578	6,400
Property and equipment, net	11,578	11,738
Funds held by reinsurer	2,844	3,599
Other assets	961	2,151

Total assets	$521,889	$401,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$185,343	$171,031
Unearned premiums	127,623	80,928
Long-term debt	17,235	17,547
Note payable to affiliate	—	15,000
Amounts withheld or retained for account of others	17,083	14,911
Reinsurance balances payable	21,889	3,429
Other accounts payable	19,685	14,432
Commissions payable	7,017	4,719
Assessments and fees payable	7,821	6,450

Total liabilities	403,696	328,447
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000,000 shares
Issued — 23,350,000 and 20,000,000 shares, including 4,384,800 and 4,470,400, respectively, shares in treasury	234	200
Additional paid-in capital	41,800	1,264
Retained earnings	84,241	77,102
Accumulated other comprehensive (loss) income	(1,885)	539
Treasury shares	(6,197)	(6,316)

Total shareholders’ equity	118,193	72,789

Total liabilities and shareholders’ equity	$521,889	$401,236

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2005	2004
Revenue:
Premiums earned	$43,177	$32,996
Net investment income	2,667	1,757
Realized gains on investments	115	692
Other	2,044	1,781

Total revenues	48,003	37,226
Expenses:
Losses and loss adjustment expenses	26,067	19,898
Commissions and other underwriting expense	8,788	7,878
Other operating and general expenses	1,984	1,619
Interest expense	401	254

Total expenses	37,240	29,649

Income before federal income taxes	10,763	7,577
Provision for federal income taxes	3,608	2,594

Net income	$7,155	$4,983

Net income per common share — basic	$0.40	$0.33

Net income per common share — diluted	$0.39	$0.32

Weighted average of common shares outstanding, basic	17,941	15,024

Weighted average of common shares outstanding, diluted	18,199	15,379

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statement of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net Income	—	—	7,155	—	—	7,155
Unrealized depreciation of investment securities, net of tax benefit of $1,305	—	—	—	(2,424)	—	(2,424)

Comprehensive income	—	—	—	—	—	4,731
Proceeds from initial public offering	34	40,410	—	—	—	40,444
Issuance of 85,600 treasury shares upon exercise of stock options	—	33	(16)	—	119	136
Tax benefit realized from exercise of stock options	—	93	—	—	—	93

Balance at March 31, 2005	$234	$41,800	$84,241	$(1,885)	$(6,197)	$118,193

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2005	2004
Operating activities
Net income	$7,155	$4,983
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	196	136
Provision for depreciation and amortization	293	293
Net realized gain on investment securities	(115)	(692)
Tax benefit realized from exercise of stock options	93	—
Deferred federal income taxes	(874)	(1,337)
Increase in deferred policy acquisition costs, net	(4,296)	(2,558)
Increase in reserves for losses and loss adjustment expenses	14,312	8,844
Increase in premiums receivable	(42,133)	(33,826)
Increase in unearned premiums and service fees	46,695	56,600
Increase in interest receivable, prepaid reinsurance premiums and other assets	(14,481)	(32,562)
Increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	11,094	7,301
Increase in reinsurance recoverable	(5,783)	(3,848)
Increase in reinsurance balances payable	18,460	17,243
Other	(2)	—

Net cash provided by operating activities	30,614	20,577
Investing activities
Purchases of investments	(77,380)	(53,964)
Proceeds from sale or maturity of investments	19,929	40,646
Purchases of property and equipment	(109)	(215)

Net cash used in investing activities	(57,560)	(13,533)
Financing activities
Proceeds from IPO of common shares	40,444	—
Repayment of note payable to affiliate	(15,000)	—
Repayment of mortgage loan and notes payable	(312)	(416)
Issuance of common shares from treasury upon exercise of stock options	136	—

Net cash provided by (used in) financing activities	25,268	(416)

Net (decrease) increase in cash and cash equivalents	(1,678)	6,628
Cash and cash equivalents at beginning of period	10,609	21,610

Cash and cash equivalents at end of period	$8,931	$28,238

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
(Dollars in thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of National Interstate Corporation and its subsidiaries (the Company) have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X instructions. Accordingly, the financials do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Historical financial statements have been adjusted to reflect the 200-for-1 common share split effective December 6, 2004 and the reclassification of all Class A common shares as common shares effective immediately prior to the Company’s February 2005 initial public offering (IPO). The Company has neither paid nor declared dividends for the three months ended March 31, 2005 and 2004.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Quarterly Operating Results – As Corrected (Unaudited)

The Quarterly Operating Results that were stated in Note 18 in the 2004 Form 10-K Notes to Consolidated Financial Statements contained a clerical error. The net earnings, net income per share – basic and net income per share – diluted amounts for the first three quarters of 2004 were incorrectly stated due to this clerical error. The same error occurred in Note 17 in the Form S-1 Notes to Consolidated Financial Statements. The Consolidated Statements of Income for both the year ended December 31, 2004 and the nine months ended September 30, 2004 were correctly stated in the Form 10-K and Form S-1, respectively. The 2004 quarterly results will be correctly presented on a prospective basis. The original amounts from the Form 10-K Notes to Consolidated Financial Statements (Note 18) and the quarterly operating results as corrected are shown in the following table:

	1st	2nd	3rd	4th	Total
2004 (As stated in Form 10-K)	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$37,226	$44,992	$43,309	$46,181	$171,708
Net earnings	4,138	6,046	5,931	6,653	22,768
Net income per share — basic	0.28	0.40	0.39	0.43	1.50
Net income per share — diluted	0.27	0.39	0.38	0.42	1.47

	1st	2nd	3rd	4th	Total
2004 (As corrected)	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$37,226	$44,992	$43,309	$46,181	$171,708
Net earnings	4,983	6,411	4,721	6,653	22,768
Net income per share — basic	0.33	0.43	0.31	0.43	1.50
Net income per share — diluted	0.32	0.42	0.31	0.42	1.47

3. Initial Public Offering

In February 2005, National Interstate Corporation (NIC) completed an IPO in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share. Proceeds from the offering totaled approximately $40.4 million after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from NIC’s majority shareholder,

Great American Insurance Company (Great American), with the remainder to be used for other general corporate purposes.

4. Stock-Based Compensation

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

Statement of Financial Accounting Standard (SFAS) No. 148 , Accounting for Stock-Based Compensation — Transition and Disclosure, permits entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. SFAS No. 148 provides alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. The Company has elected to continue to apply provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 148.

The following table illustrates the effect on net income and earnings per share if the fair value based method described by SFAS No. 148 had been applied to all outstanding and unvested awards in each period. The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005 and the minimum value option pricing method for all prior grants. Both the Black-Scholes method and the minimum value method reflect the value of the right to defer payment of the exercise price until the end of the option’s term but the Black-Scholes method also factors in the right to benefit from increases in the price of the underlying share without being exposed to losses beyond the premium paid (volatility value). Therefore, the Black-Scholes method is deemed more appropriate for a publicly traded company than the minimum value method. Due to the change in valuation methods, the computations of the effect on net income and earnings per share for the three months ended March 31, 2005 and 2004 are not comparable.

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$7,155	$4,983
Less: Proforma stock option expense, net of tax	200	14

Proforma net income	$6,955	$4,969

Earnings per share:
Basic — as reported	$0.40	$0.33

Basic — proforma	0.39	0.33

Diluted — as reported	0.39	0.32

Diluted — proforma	0.38	0.33

The following assumptions were used for grants in the three months ended March 31, 2005 and March 31, 2004.

	Three Months Ended
	March 31,
	2005	2004
Dividend yield	0.3%	—
Volatility	31.0%	—
Risk-free interest rate	4.18% - 4.50%	4.37%
Expected Life of grant	10 years	10 years

The estimated weighted-average date of grant fair value of options granted were $6.77 and $1.20 for the three months ended March 31, 2005 and 2004, respectively.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R , Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested options, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. On April 14, 2005, the Securities and Exchange Commission modified the implementation of SFAS No. 123R to be effective for the annual period beginning after June 15, 2005 effectively delaying implementation for the Company until January 1, 2006. Early application of SFAS 123R is encouraged, but not required.

The Company intends to use the modified prospective method to adopt SFAS No. 123R. If the Company were to adopt SFAS No. 123R on January 1, 2006, using the modified prospective method, the Company estimates that total stock-based compensation expense, net of related tax effects, will increase by $668 for the year ending December 31, 2006.

5. Comprehensive Income

Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. The details of comprehensive income are reported in the Consolidated Statement of Shareholders’ Equity. Total comprehensive income was $4,731 and $5,843 for the three months ended March 31, 2005 and 2004, respectively.

6. Note Payable and Long-term Debt

Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
Junior subordinated debentures	$15,464	$15,464
Term note payable to bank	1,771	2,083
Note payable to affiliate	—	15,000

Total notes payable and long-term debt	$17,235	$32,547

A portion of the net proceeds from the IPO was used to repay the note payable to affiliate during the first quarter of 2005.

7. Premiums, Reinsurance and Transactions with Related Parties

The Company’s principal insurance subsidiary, National Interstate Insurance Company (NIIC) is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and National Interstate Insurance Agency (NIIA), a wholly-owned subsidiary, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended
	March 31,
	2005	2004
Written premiums assumed	$2,579	$2,757
Assumed premiums earned	2,230	1,805
Assumed losses and loss adjustment expense incurred	1,458	1,621
Payable to Great American as of period end	1,009	2,523

The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2005 and 2004 were $7,642 and $3,310 , respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.

Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2005		2004
	Written	Earned	Written	Earned
Direct	$100,678	$54,037	$84,771	$43,131
Assumed	2,899	2,829	4,169	3,281
Ceded	(29,948)	(13,689)	(32,449)	(13,416)

Net Premium	$73,629	$43,177	$56,491	$32,996

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

8. Commitments and Contingencies

From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended, among other things.

Our insurance companies have lawsuits pending where by the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, management does not believe these lawsuits will have a material adverse effect on the Company’s business, financial condition or results of operations based on management’s belief that any adverse outcomes have either been provided for in the loss reserves or such unfavorable result would be immaterial.

The number of insurance companies that are under regulatory supervision has increased, which is expected to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At March 31, 2005 and December 31, 2004, the liability for such assessments was $7,821 and $6,450, respectively, and will be paid over several years as assessed by the guaranty funds.

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2005	2004
Net income	$7,155	$4,983

Weighted average shares outstanding during period	17,941	15,024
Additional shares issuable under employee common stock option plans using treasury stock method	258	355

Weighted average shares outstanding assuming exercise of stock options	18,199	15,379

Net income per share:
Basic	$0.40	$0.33
Diluted	0.39	0.32

10. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2005	2004
Revenue:
Premiums earned:
Transportation	$16,306	$15,168
Alternate Risk Transfer	12,753	7,451
Specialty Personal Lines	8,665	5,547
Hawaii	3,766	3,717
Other	1,687	1,113

Total	43,177	32,996
Net investment income	2,667	1,757
Realized gains on investments	115	692
Other	2,044	1,781

Total revenues	$48,003	$37,226

11. Shareholders’ Equity

On August 5, 2004, the Board of Directors of the Company authorized a 200-for-1 common share split effective December 6, 2004. On October 18, 2004, the Board of Directors recommended and the shareholders approved an amendment and restatement of the Company’s Articles of Incorporation effective immediately prior to the Company’s IPO. Pursuant to this action, all Class A common shares were reclassified as common shares and 10 million shares of preferred stock were authorized. Historical financial information presented herein has been adjusted to give effect for these actions.

The Company has a Long Term Incentive Plan (LTIP), which provides for the granting of stock options to officers of the Company. The Company granted 386,000 stock options during the first quarter of 2005 under the LTIP. At March 31, 2005, there were 1,252,400 of the Company’s common shares reserved for issuance upon exercise of stock options and options for 718,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options vest ratably over an initial five-year period and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements.

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

General

National Interstate Corporation and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii, and personal insurance to owners of recreational vehicles and boats throughout the United States.

As of March 31, 2005, Great American owned 53.8% of the Company. Great American is a wholly owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an IPO in which it issued 3,350,000 shares of its common stock at $13.50 a share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to its IPO, no public market existed for the Company’s common shares.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principals generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment reserves and the determination of “other than temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical.

For a more detailed discussion of these policies, see Management’s Discussion and Analysis – “Critical Accounting Policies” in NIC’s 2004 Form 10-K.

Losses and Loss Adjustment Expense (LAE) Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2005 and December 31, 2004, we had $185.3 million and $171.0 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American, an affiliated company. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our subsidiaries, NIIC and NIIC-HI. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves as of the end of fiscal year ending December 31, 2004 reflected point estimates that were within one-half of 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2005 and December 31, 2004.

The quarterly reviews of unpaid losses and LAE reserves by Great American Insurance Company actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

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

When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the three months ended March 31, 2005 or the year ended December 31, 2004. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

Results of Operations

Overview

Through the operations of its subsidiaries, NIC is engaged in property and casualty insurance operations. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry.

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses, or LAE; commissions and other underwriting expenses; and other operating and general expenses.

The Company’s net earnings for the first three months of 2005 were $7.2 million or $0.39 per share (diluted), compared to $5.0 million or $0.32 per share recorded in the first quarter of 2004. The increase in net earnings of 43.6% from the first quarter of 2005 compared to the same period in 2004 is primarily due to a 30.9% increase in net premiums earned with a lower increase in underwriting expenses of 11.6% and a 51.8% increase in net investment income.

Underwriting

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and loss adjustment expense ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. The Company’s combined ratio was 80.6% for the first quarter of 2005, and 83.7% for the same period in 2004.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2005, but at a slower pace compared to 2004.

The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Gross premiums written	$103,577	$88,940
Ceded reinsurance	(29,948)	(32,448)

Net premiums written	73,629	56,492
Change in unearned premiums	(30,452)	(23,496)

Net earned premiums	$43,177	$32,996

Combined Ratios:
Losses and LAE ratio (1)	60.4%	60.3%
Underwriting expense ratio (2)	20.2%	23.4%

Combined ratio	80.6%	83.7%

(1) The ratio of losses and loss adjustment expenses to premiums earned.
(2) The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.

There are distinct differences in the timing of written premiums in our traditional transportation component and our alternative risk transfer component that is primarily composed of group captive programs. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under the group captive programs, all members of a group share a common expiration date that occurs during the first half of the calendar year. Any policy for a new captive program participant written during the last half of the calendar year will be written for less than a full annual term so its next renewal date coincides with the common expiration date of the group captive program it has joined. Gross written premium includes both direct premium and assumed premium. The alternative risk transfer component of our business was the largest portion of total gross premiums written at 62.8% for the first quarter 2005. This represented a 5.3 basis point increase compared to the same period in 2004.

The Company operates its business as one segment — property and casualty insurance. The Company manages this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transportation	$19,427	18.8%	$20,870	23.5%
Alternative Risk Transfer	65,027	62.8%	51,129	57.5%
Specialty Personal Lines	11,886	11.5%	9,891	11.1%
Hawaii	6,048	5.8%	6,289	7.1%
Other	1,189	1.1%	761	0.8%

Gross Premiums Written	$103,577	100.0%	$88,940	100.0%

The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2005	2004	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Transportation	$16,306	$15,168	$1,138	7.5%
Alternate Risk Transfer	12,753	7,451	5,302	71.2%
Specialty Personal Lines	8,665	5,547	3,118	56.2%
Hawaii	3,766	3,717	49	1.3%
Other	1,687	1,113	574	51.6%

Net Premiums Earned	43,177	32,996	10,181	30.9%

Net investment income	2,667	1,757	910	51.8%
Realized gains on investments	115	692	(577)	(83.4%)
Other	2,044	1,781	263	14.8%

Total revenues	$48,003	$37,226	$10,777	28.9%

Our net premiums earned increased $10.2 million, or 30.9%, to $43.2 million during the three months ended March 31, 2005 compared to $33.0 million for the same period in 2004. Our alternative risk transfer component increased 71.2% during the first quarter of 2005 compared to the same period in 2004, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component that joined group captive programs. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 56.2% in the first quarter of 2005 compared to the same period in 2004. The transportation component also increased 7.5% in the first quarter of 2005 due to increased rates on renewed policies. Additionally, a portion of the increase in the transportation component is related to our community service and paratransit product that has added new customers. The increase in the transportation component is partially offset by (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component.

Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and loss adjustment expenses at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and loss adjustment expenses in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2005 was 60.4% compared to 60.3% for the same period in 2004.

The underwriting expense ratio for the first quarter of 2005 improved 3.2 basis points to 20.2% compared to 23.4% for the same period in 2004. The improvement resulted from our fixed expenses increasing at a slower rate than the net earned premium growth. Specifically, our employee-related expenses grew at a slower rate than our revenue growth because the new positions created during this period were primarily entry-level and we better leveraged existing management as our business grew.

Investment Income

Net investment income increased $0.9 million or 51.8 % to $2.7 million for the three months ended March 31, 2005 compared to the first quarter of 2004, due primarily to a 48.4% increase in average cash and invested assets over the same period. The growth in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.

Realized Gains (Losses) on Investments

Net realized gains were $0.1 million for first quarter of 2005 compared to net realized gains of $0.7 million for the first quarter of 2004. An increase in interest rates in the first quarter led to decreased opportunities to realize gains in our portfolio.

Other Operating and General Expenses

Other operating and general expenses increased approximately 22.5% to $2.0 million during the three-month period ended March 31, 2005 compared to $1.6 million for the same period in 2004, reflecting the continuing growth in our business and additional costs incurred related to being a publicly traded company.

Income Taxes

Our effective tax rate was 33.5% for the three-month period ended March 31, 2005 and 34.2% for the same period in 2004. Differences in the effective tax rates are primarily due to the effect of tax exempt investment income and adjustments to the reserve for income taxes related to exposure items.

Investments

At March 31, 2005, our investment portfolio contained $234.1 million in fixed maturity securities and $20.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2005, we had pretax net unrealized losses of $2.8 million on fixed maturities and pretax unrealized losses of $0.1 million on equity securities.

At March 31, 2005, 99.4% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at March 31, 2005 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$42,950	$191,146
Amortized cost of securities	42,355	194,556
Gross unrealized gain or loss	595	(3,410)
Fair value as a % of amortized cost	101.4%	98.2%
Number of security positions held	63	158
Number individually exceeding $50,000 gain or loss	—	15
Concentration of gains or losses by type or industry:
US Government and government agencies	$181	$(1,859)
State, municipalities and political subdivisions	287	(719)
Banks, insurance and brokers	83	(570)
Electric services	13	(11)
Industrial and other	31	(251)
Percentage rated investment grade (1)	97.9%	99.7%

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Equity Securities:
Fair value of securities	$7,787	$12,327
Cost of securities	7,359	12,838
Gross unrealized gain or loss	428	(511)
Fair value as a % of cost	105.8%	96.0%
Number individually exceeding $50,000 gain or loss	1	3

(1) Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2005 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	4.1%	0.0%
After one year through five years	44.1%	21.2%
After five years through ten years	36.2%	49.3%
After ten years	15.6%	29.5%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	March 31, 2005
		Aggregate	Fair Value as
	Aggregate	Unrealized	% of Cost
	Fair Value	Gain/(Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (63 issues)	42,950	595	101.4%

	$42,950	$595

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$27,199	$(1,059)	96.3%
More than one year (0 issues)	—	—
Less than $50,000 (143 issues)	163,947	(2,351)	98.6%

	$191,146	$(3,410)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$710	$110	118.4%
More than one year (0 issues)	—	—
Less than $50,000 (32 issues)	7,077	318	104.7%

	$7,787	$428

Equity Securities:
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,805	$(277)	91.0%
More than one year (0 issues)	—	—
Less than $50,000 (17 issues)	9,522	(234)	97.6%

	$12,327	$(511)

Liquidity and Capital Resources

Sources of Funds. The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Ordinarily, we collect premiums and earn investment income on the policies we issue in advance of the payment of losses. Our historic pattern of using premium receipts for the payment of liabilities has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.

In an IPO completed in February 2005, the Company sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder will be used for other general purposes including surplus contributions to our insurance company subsidiaries, as needed.

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

In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (2.91% at March 31, 2005 and 2.40% at December 31, 2004) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.

We also have a $2.0 million line of credit (unused at March 31, 2005) that bears interest at the lending institution’s prime rate (5.75% at March 31, 2005 and 5.25% at December 31, 2004) less 50 basis points and requires an annual commitment fee of $1,000. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums. We may request an increase in this line of credit in the future based on liquidity and capital needs, although we have no current plans to do so.

We have an unsecured term loan that is governed by a four-year loan agreement that was executed in August 2002. The bears interest at the lender’s prime rate (5.75% at March 31, 2005 and 5.25% at December 31, 2004) less 50 basis points. The outstanding principal amount at March 31, 2005 was $1.8 million. Payments on the note are due in monthly principal installments of $104,000 plus interest. At March 31, 2005, we were in compliance with all of our loan covenants.

We believe that the remaining net proceeds from our IPO, funds generated from operations, including dividends from insurance subsidiaries, and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, and during the first quarter of 2005, we have not had the need to sell our investments to generate liquidity. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which would have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

During the first quarter 2005, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, there were no other material changes to the information provided in NIC’s Form 10-K for 2004 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

During the preparation of our Form S-1, our Independent Registered Public Accounting Firm, Ernst & Young LLP, concluded that a “significant deficiency” over our disclosure controls and procedures existed that did not constitute a “material weakness.” We have implemented corrective actions that we believe address the deficiency through the engagement of additional personnel with the appropriate experience and qualifications to perform quality review procedures and to satisfy our future financial reporting obligations as a public company. During the preparation of our Form 10-Q for the quarter ended March 31, 2005, a clerical error was identified that occurred during the preparation of our Registration Statement on Form S-1, which was also reflected in our December 31, 2004 Form 10-K. See “Note 2 to Consolidated Financial Statements” for further information.

NIC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. NIC’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of NIC’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2005. Based on that evaluation, NIC’s CEO and CFO concluded that the disclosure controls and procedures were effective as of March 31, 2005 in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material change in legal proceedings during the first quarter of 2005 from our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date: May 12, 2005	/s/ Alan R. Spachman

Alan R. Spachman
Chairman of the Board and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 12, 2005	/s/ Gary N. Monda

Gary N. Monda
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)