Form 10-Q
period 2005-06-30
National Interstate CORP
filed 2005-08-15
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
      Commission File Number 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1607394 (I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of August 1, 2005 was 18,965,200.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $238,918 and $205,711, respectively)	$238,810	$206,221
Equity securities available-for-sale, at fair value (cost — $22,037 and $16,522, respectively)	22,044	16,841
Short-term investments, at cost which approximates fair value	28,365	5,280

Total investments	289,219	228,342
Cash and cash equivalents	12,086	10,609
Accrued investment income	2,791	2,344
Premiums receivable, net of allowance for doubtful accounts of $366 and $361, respectively	93,918	45,129
Reinsurance recoverables on paid and unpaid losses	70,106	63,128
Prepaid reinsurance premiums	33,151	16,190
Deferred policy acquisition costs	14,459	11,606
Deferred federal income taxes	8,923	6,400
Property and equipment, net	11,475	11,738
Funds held by reinsurer	3,107	3,599
Other assets	1,302	2,151

Total assets	$540,537	$401,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$197,296	$171,031
Unearned premiums	139,215	80,928
Long-term debt	16,922	17,547
Note payable to affiliate	—	15,000
Amounts withheld or retained for account of others	16,035	14,911
Reinsurance balances payable	19,867	3,429
Other accounts payable	12,268	14,432
Commissions payable	6,224	4,719
Assessments and fees payable	5,795	6,450

Total liabilities	413,622	328,447
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — None
Common shares — $0.01 par value	—	—
Authorized — 50,000,000 shares
Issued — 23,350,000 and 20,000,000 shares, including 4,384,800 and 4,470,400, respectively, shares in treasury	234	200
Additional paid-in capital	41,747	1,264
Retained earnings	91,196	77,102
Accumulated other comprehensive (loss) income	(65)	539
Treasury shares	(6,197)	(6,316)

Total shareholders’ equity	126,915	72,789

Total liabilities and shareholders’ equity	$540,537	$401,236

See notes to consolidated financial statements .

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Premiums earned	$46,423	$40,418	$89,600	$73,414
Net investment income	3,140	2,070	5,807	3,827
Realized gains on investments	191	464	306	1,156
Other	407	455	915	908

Total revenues	50,161	43,407	96,628	79,305
Expenses:
Losses and loss adjustment expenses	27,720	23,454	53,787	43,352
Commissions and other underwriting expense	9,478	7,908	16,730	14,458
Other operating and general expenses	2,252	2,010	4,236	3,629
Interest expense	322	274	723	528

Total expenses	39,772	33,646	75,476	61,967

Income before federal income taxes	10,389	9,761	21,152	17,338
Provision for federal income taxes	3,434	3,350	7,042	5,944

Net income	$6,955	$6,411	$14,110	$11,394

Net income per common share —basic	$0.37	$0.43	$0.76	$0.76

Net income per common share — diluted	$0.36	$0.42	$0.75	$0.74

Weighted average of common shares outstanding, basic	18,965	15,024	18,456	15,024

Weighted average of common shares outstanding, diluted	19,223	15,396	18,710	15,396

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net Income			14,110			14,110
Unrealized depreciation of investment securities, net of tax benefit of $325				(604)		(604)
Comprehensive income						13,506
Proceeds from initial public offering	34	40,357				40,391
Issuance of 85,600 treasury shares upon exercise of stock options		33	(16)		119	136
Tax benefit realized from exercise of stock options		93				93

Balance at June 30, 2005	$234	$41,747	$91,196	$(65)	$(6,197)	$126,915

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2005	2004
Operating activities
Net income	$14,110	$11,394
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	423	197
Provision for depreciation and amortization	593	589
Net realized gain on investment securities	(306)	(1,156)
Tax benefit realized from exercise of stock options	93	—
Deferred federal income taxes	(2,197)	(1,303)
Increase in deferred policy acquisition costs, net	(2,853)	(3,954)
Increase in reserves for losses and loss adjustment expenses	26,265	14,865
Increase in premiums receivable	(48,789)	(39,287)
Increase in unearned premiums and service fees	58,287	47,211
Increase in interest receivable, prepaid reinsurance premiums and other assets	(16,111)	(17,928)
(Decrease) increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	(190)	9,338
Increase in reinsurance recoverable	(6,978)	(4,219)
Increase in reinsurance balances payable	16,438	9,560
Other	(5)	11

Net cash provided by operating activities	38,780	25,318
Investing activities
Purchases of investments	(109,085)	(96,062)
Proceeds from sale or maturity of investments	47,163	59,930
Purchases of property and equipment	(283)	(467)

Net cash used in investing activities	(62,205)	(36,599)
Financing activities
Proceeds from issuance of common shares	40,391	—
Proceeds (repayment) of note payable to affiliate	(15,000)	15,000
Repayment of mortgage loan and notes payable	(625)	(729)
Issuance of common shares from treasury upon exercise of stock options	136	—

Net cash provided by financing activities	24,902	14,271

Net increase in cash and cash equivalents	1,477	2,990
Cash and cash equivalents at beginning of period	10,609	21,610

Cash and cash equivalents at end of period	$12,086	$24,600

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of National Interstate Corporation (the Company) and its subsidiaries have been prepared in accordance with Form 10-Q and Article 10 of Regulation S-X instructions. Accordingly, the financials do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of April 1, 2005, the Company changed the accounting policy pertaining to the calculation of realized gains and losses from sales of common stocks and preferred stocks from the average cost method to the specific identification method. The change in accounting did not have a material impact on the results of operation for the period ended June 30, 2005 and is not anticipated to have a material impact on the results of operation for the year ending December 31, 2005. Operating results for the quarter and six-months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Certain reclassifications have been made to prior years to conform to the current year’s presentation.
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
2. Quarterly Operating Results — As Corrected (Unaudited)
As disclosed in the Company’s March 31, 2005 Form 10-Q, Quarterly Operating Results that were stated in Note 18 in the 2004 Form 10-K Notes to Consolidated Financial Statements contained a clerical error. The net earnings, net income per share — basic and net income per share — diluted amounts for the first three quarters of 2004 were incorrectly stated due to this clerical error. The same error occurred in Note 17 in the Form S-1 Notes to Consolidated Financial Statements. The Consolidated Statements of Income for both the year ended December 31, 2004 and the nine months ended September 30, 2004 were correctly stated in the Form 10-K and Form S-1, respectively. The 2004 quarterly results will be correctly presented on a prospective basis. The original amounts from the Form 10-K Notes to Consolidated Financial Statements (Note 18) and the quarterly operating results as corrected are shown in the following table:

	1st	2nd	3rd	4th	Total
2004 (As stated in Form 10-K)	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$37,226	$44,992	$43,309	$46,181	$171,708
Net earnings	4,138	6,046	5,931	6,653	22,768
Net income per share — basic	0.28	0.40	0.39	0.43	1.50
Net income per share — diluted	0.27	0.39	0.38	0.42	1.47

	1st	2nd	3rd	4th	Total
2004 (As corrected)	Quarter	Quarter	Quarter	Quarter	Year
Revenues	$35,898	$43,407	$44,083	$45,761	$169,149
Net earnings	4,983	6,411	4,721	6,653	22,768
Net income per share — basic	0.33	0.43	0.31	0.43	1.50
Net income per share — diluted	0.32	0.42	0.31	0.42	1.47
3. Initial Public Offering
In February 2005, National Interstate Corporation (NIC) completed an IPO in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share. Proceeds from the offering totaled approximately $40.4 million after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from NIC’s majority shareholder, Great American Insurance Company (Great American), and the remainder has been invested to be used for other general corporate purposes, including surplus contributions to our insurance company subsidiaries, as needed.
4. Stock-Based Compensation
The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations for its accounting of stock compensation plans for employees. In accordance with the intrinsic value method prescribed by APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized.
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
The following table illustrates the effect on net income and earnings per share if the fair value based method described by SFAS No. 148 had been applied to all outstanding and unvested awards in each period. The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005 and the minimum value option pricing method for all prior grants. Both the Black-Scholes method and the minimum value method reflect the value of the right to defer payment of the exercise price until the end of the option’s term but the Black-Scholes method also factors in the right to benefit from increases in the price of the underlying share without being exposed to losses beyond the premium paid (volatility value). Therefore, the Black-Scholes method is deemed more appropriate for a publicly traded company than the minimum value method. Due to the change in valuation methods, the computations of the effect on net income and earnings per share for the three months ended and for the six months ended June 30, 2005 and 2004 are not comparable.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$6,955	$6,411	$14,110	$11,394
Less: Proforma stock option expense, net of tax	290	12	491	25

Proforma net income	$6,665	$6,399	$13,619	$11,369

Earnings per share:
Basic — as reported	$0.37	$0.43	$0.76	$0.76

Basic — proforma	0.35	0.43	0.74	0.76

Diluted — as reported	0.36	0.42	0.75	0.74

Diluted — proforma	0.35	0.42	0.73	0.74

The following assumptions were used for grants in the three months ended and six months ended June 30, 2005 and 2004.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Dividend yield	0.3%	—	0.3%	—
Volatility	31.0%	—	31.0%	—
Risk-free interest rate	4.0%	—	4.0% - 4.5%	4.4%
Life of grant	7.5 years	—	9.8 years	10 years
The estimated weighted-average fair value of options granted was $6.23 for the three months ended June 30, 2005 and $6.72 and $1.17 for stock options granted in the six months ended June 30, 2005 and 2004, respectively.
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R , Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested options, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. On April 14, 2005, the Securities and Exchange Commission modified the implementation of SFAS No. 123R to be effective for the annual period beginning after June 15, 2005 effectively delaying implementation for the Company until January 1, 2006. Early application of SFAS 123R is encouraged, but not required.
5. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $8,775 and $2,692 for the three months ended June 30, 2005 and 2004 and $13,506 and $8,535 for the six months ended June 30, 2005 and 2004, respectively.
6. Note Payable and Long-term Debt
Long-term debt consisted of the following:

	June 30,	December 31,
	2005	2004
Junior subordinated debentures	$15,464	$15,464
Term note payable to bank	1,458	2,083
Note payable to affiliate	—	15,000

Total notes payable and long-term debt	$16,922	$32,547

A portion of the net proceeds from the IPO was used to repay the note payable to affiliate during the first quarter of 2005.
7. Premiums, Reinsurance and Transactions with Related Parties
The Company’s principal insurance subsidiary, National Interstate Insurance Company (NIIC) is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and National Interstate Insurance Agency, Inc. (NIIA), a wholly-owned subsidiary, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.

The following table summarizes the reinsurance balance and activity with Great American:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Written premiums assumed	$2,572	$2,700	$5,151	$5,458
Assumed premiums earned	2,293	1,938	4,523	3,743
Assumed losses and loss adjustment expense incurred	2,092	1,084	3,550	2,705
Payable to Great American as of period end	754	907	754	907
NIIC also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2005 and 2004 were $5,795 and $7,033, respectively and were $13,437 and $10,343 for the six months ended June 30, 2005 and 2004, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.
Premiums and reinsurance activity consisted of the following:

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$69,030	$57,712	$55,499	$49,752	$169,708	$111,749	$140,270	$92,883
Assumed	3,106	2,871	4,966	5,152	6,005	5,700	9,135	8,433
Ceded	(14,862)	(14,160)	(12,905)	(14,486)	(44,810)	(27,849)	(45,353)	(27,902)

Net Premium	$57,274	$46,423	$47,560	$40,418	$130,903	$89,600	$104,052	$73,414

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
8. Commitments and Contingencies
From time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
Our insurance companies have lawsuits pending in which the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, management does not believe these lawsuits will have a material adverse effect on the Company’s business, financial condition or results of operations based on management’s belief that any adverse outcomes have either been provided for in the loss reserves or such unfavorable result would be immaterial.
The number of insurance companies that are under regulatory supervision has increased, which is expected to result in an increase in assessments by state guaranty funds to cover losses to policyholders of insolvent or rehabilitated companies. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At June 30, 2005 and December 31, 2004, the liability for such assessments was $5,795 and $6,450, respectively, and will be paid over several years as assessed by the guaranty funds.

9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$6,955	$6,411	$14,110	$11,394

Weighted average shares outstanding during period	18,965	15,024	18,456	15,024
Additional shares issuable under employee common stock option plans using treasury stock method	258	372	254	372

Weighted average shares outstanding assuming exercise of stock options	19,223	15,396	18,710	15,396

Net income per share:
Basic	$0.37	$0.43	$0.76	$0.76
Diluted	0.36	0.42	0.75	0.74
10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Premiums earned:
Transportation	$17,277	$18,816	$33,583	$33,984
Alternate Risk Transfer	14,264	9,206	27,017	16,657
Specialty Personal Lines	9,420	6,754	18,085	12,301
Hawaii	4,122	3,807	7,888	7,524
Other	1,340	1,835	3,027	2,948

Total Premiums Earned	46,423	40,418	89,600	73,414

Net investment income	3,140	2,070	5,807	3,827
Realized gains on investments	191	464	306	1,156
Other	407	455	915	908

Total revenues	$50,161	$43,407	$96,628	$79,305

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
The Company has a Long Term Incentive Plan (LTIP), which provides for the granting of stock options to officers of the Company. The Company granted 426,000 stock options during the first six months of 2005 under the LTIP. At June 30, 2005, there were 1,252,400 of the Company’s common shares reserved for issuance upon exercise of stock options and options for 710,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options vest ratably over an initial five-year period and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

Note 12. Subsequent Event
The Company has neither paid nor declared dividends for the six months ended June 30, 2005 and 2004. On August 4, 2005, the Company’s Board of Directors declared a dividend of $0.04 per common share payable on September 15, 2005 to shareholders of record as of the close of business on August 22, 2005.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Accordingly, we cannot provide assurance that actual results will not differ from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:
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
General
The Company underwrites and sells traditional and alternative property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii, and personal insurance to owners of recreational vehicles and boats throughout the United States.
As of June 30, 2005, Great American owned 53.8% of the outstanding shares of the Company. Great American is a wholly owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an IPO in which it issued 3,350,000 shares of its common stock at $13.50 a share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to its IPO, no public market existed for the Company’s common shares.
The Company has three property and casualty insurance subsidiaries, National Interstate Insurance Company (NIIC), Hudson Indemnity, Ltd. (HIL) and National Interstate Insurance Company of Hawaii, Inc. (NIIC-HI) and four other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. As a group, the Company writes its insurance policies on a direct basis through NIIC and in the state of Hawaii through NIIC-HI. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliates and independent agents and brokers. In addition, the Company has agency and service subsidiaries.
United States Virgin Islands
On June 6, 2005, Hudson Management Group, Ltd. (“Hudson”), a Virgin Islands limited company based in St. Thomas received approval of its application to the U.S. Virgin Islands Economic Development Commission for a grant of certain tax abatements and other benefits.
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
Losses and Loss Adjustment Expense (LAE) Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us, and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2005 and December 31, 2004, we had $197.3 million and $171.0 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our subsidiaries, NIIC and NIIC-HI. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves as of the end of fiscal year ending December 31, 2004 reflected point estimates that were within one-half of 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2005 and December 31, 2004.
The quarterly reviews of unpaid losses and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the six months ended June 30, 2005 or the year ended December 31, 2004. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Results of Operations
Overview
Through the operations of its subsidiaries, the Company is engaged in property and casualty insurance operations. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry.

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and LAE; commissions and other underwriting expenses; and other operating and general expenses.
The Company’s net earnings for the second quarter of 2005 were $7.0 million or $0.36 per share (diluted), compared to $6.4 million or $0.42 per share (diluted) recorded in the second quarter of 2004. The increase in net earnings of 8.5% for the second quarter of 2005 compared to the same period in 2004 is due primarily to an increase in net investment income of $1.1 million or 51.7%. For the first six months of 2005 net income increased $2.7 million to $14.1 million or $0.75 per share (diluted) compared to $11.4 million or $0.74 per share (diluted) for the same period of 2004. The $2.7 million, or 23.8%, increase in net earnings is primarily related to an increase in net investment income of $2.0 million or 51.7%.
Underwriting
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. The Company’s combined ratio was 84.1% for the second quarter of 2005, and 81.4% for the same period in 2004. The increase in the combined ratio of 2.7 points for the second quarter of 2005 compared to the same period in 2004, was due to a higher loss and LAE ratio and higher underwriting expense ratio in the second quarter of 2005. The combined ratio for the six months ended June 30, 2005 was 82.4% which was relatively flat compared to 82.5% for the same period in 2004.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2005, but at a slower pace compared to 2004.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Gross premiums written	$72,136	$60,465	$175,713	$149,405
Ceded reinsurance	(14,862)	(12,905)	(44,810)	(45,353)

Net premiums written	57,274	47,560	130,903	104,052
Change in unearned premiums, net of ceded	(10,851)	(7,142)	(41,303)	(30,638)

Net earned premiums	$46,423	$40,418	$89,600	$73,414

Combined Ratios:
Loss and LAE ratio (1)	59.7%	58.0%	60.0%	59.1%
Underwriting expense ratio (2)	24.4%	23.4%	22.4%	23.4%

Combined ratio	84.1%	81.4%	82.4%	82.5%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
There are distinct differences in the timing of written premiums in our traditional transportation component and our alternative risk transfer component composed primarily of group captive programs. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under the group captive programs, all members of a particular group captive share a common expiration date that occurs during the first half of the calendar year. Any policy for a new captive program participant written during the last half of the calendar year will be written for less than a full annual term so its next renewal date coincides with the common expiration date of the group captive program it has joined. Gross written premium includes both direct premium and assumed premium. During the second quarter of 2005, the alternative risk transfer component of the business had the largest increase in total gross premiums written of 12.4 points compared to the same period in 2004. The alternative risk transfer component was also the largest portion of the Company’s year to date 2005 results representing 51.7% of the total gross premiums written; this is an increase of 8.0 points from 2004. In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in gross premiums during the first six months of a given fiscal year.
The Company operates its business as one segment — property and casualty insurance. The Company manages this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three months ended June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transportation	$26,152	36.3%	$28,433	47.0%
Alternate Risk Transfer	25,834	35.8%	14,118	23.4%
Specialty Personal Lines	13,152	18.2%	10,537	17.4%
Hawaii	6,111	8.5%	5,831	9.6%
Other	887	1.2%	1,546	2.6%

Gross Premiums Written	$72,136	100.0%	$60,465	100.0%

	Six months ended June 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transportation	$45,579	25.9%	$49,303	33.0%
Alternate Risk Transfer	90,861	51.7%	65,247	43.7%
Specialty Personal Lines	25,038	14.3%	20,428	13.7%
Hawaii	12,159	6.9%	12,120	8.1%
Other	2,076	1.2%	2,307	1.5%

Gross Premiums Written	$175,713	100.0%	$149,405	100.0%

The following table shows revenues for the three months ended June 30, 2005 and for the same period in 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three months ended June 30,		Change
	2005	2004	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Transportation	$17,277	$18,816	$(1,539)	(8.2%)
Alternate Risk Transfer	14,264	9,206	5,058	54.9%
Specialty Personal Lines	9,420	6,754	2,666	39.5%
Hawaii	4,122	3,807	315	8.3%
Other	1,340	1,835	(495)	(27.0%)

Total Premiums Earned	46,423	40,418	6,005	14.9%

Net investment income	3,140	2,070	1,070	51.7%
Realized gains on investments	191	464	(273)	(58.8%)
Other	407	455	(48)	(10.5%)

Total revenues	$50,161	$43,407	$6,754	15.6%

Three months ended June 30, 2005 compared to June 30, 2004. Our net premiums earned increased $6.0 million, or 14.9%, to $46.4 million during the three months ended June 30, 2005 compared to $40.4 million for the same period in 2004. Our alternative risk transfer component increased 54.9% during the second quarter of 2005 compared to the same period in 2004, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 39.5% in the second quarter of 2005 compared to the same period in 2004. The transportation component decreased 8.2% in the second quarter of 2005 compared to the same period in 2004 due to (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component.
Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and loss adjustment expenses at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and loss adjustment expenses in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2005 was 59.7% compared to 58.0% for the same period in 2004. The increase in the loss and LAE ratio was primarily due to several large severe losses incurred during the second quarter of 2005.
The underwriting expense ratio for the second quarter of 2005 grew 1.0 point to 24.4% compared to 23.4% for the same period in 2004. The increase in the underwriting expense ratio is a result of our fixed expenses for the quarter increasing at a faster rate than the net earned premium growth. The growth in fixed expenses is primarily due to (i) an increase in audit fees and employee related expenses related to the public company reporting environment and (ii) the increase in our retention layer for our public transportation products. The increase in employee related expenses is triggered by the increase in management level positions created to facilitate the reporting and supervisory roles needed to meet the demands of a public company reporting environment. Increased retention on our public transportation products increased our commission expense by reducing our ceding commission income on our reinsurance transactions within the transportation component.
The following table shows revenues for the six months ended June 30, 2005 and for the same period in 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Six months ended June 30,		Change
	2005	2004	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Transportation	$33,583	$33,984	$(401)	(1.2%)
Alternate Risk Transfer	27,017	16,657	10,360	62.2%
Specialty Personal Lines	18,085	12,301	5,784	47.0%
Hawaii	7,888	7,524	364	4.8%
Other	3,027	2,948	79	2.7%

Total Premiums Earned	89,600	73,414	16,186	22.0%

Net investment income	5,807	3,827	1,980	51.7%
Realized gains on investments	306	1,156	(850)	(73.5%)
Other	915	908	7	0.8%

Total revenues	$96,628	$79,305	$17,323	21.8%

Six months ended June 30, 2005 compared to June 30, 2004. Our net premiums earned increased $16.2 million, or 22.0%, to $89.6 million during the six months ended June 30, 2005 compared to $73.4 million for the same period in 2004. Our alternative risk transfer component increased 62.2% during the six months ended June 30, 2005 compared to the same period in 2004, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was and continues to be one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 47.0% during the six months ended June 30, 2005 compared to the same period in 2004. The transportation component decreased 1.2% during the six months ended June 30, 2005 due to (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component.
The loss and LAE ratio for the six months ended June 30, 2005 was 60.0% compared to 59.1% for the same period in 2004. The increase in the loss and LAE ratio was primarily due to several large severe losses incurred during the second quarter of 2005.
The underwriting expense ratio for the six months ended June 30, 2005 of 22.4% decreased 1.0 point compared 23.4% for the same period in 2004. The decrease in the underwriting expense ratio is a result of the Company continuing to monitor and control fixed expenses as the Company’s business grows. The decrease in the underwriting expense ratio is offset by an increased retention on our transportation products which creates an increase in commission expense and an increase in audit fees and employee related expenses related to the public company reporting environment.
Investment Income
Three months ended June 30, 2005 compared to June 30, 2004. Net investment income increased $1.1 million or 51.7% to $3.1 million for the three months ended June 30, 2005 compared to the second quarter of 2004, due primarily to a 63.2% increase in average cash and invested assets over the same period, which was partially offset by a decline in market interest rates. The growth in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.
Six months ended June 30, 2005 compared to June 30, 2004. Net investment income increased $2.0 million or 51.7 % to $5.8 million for the six months ended June 30, 2005 compared to the first six months of 2004, due primarily to a 52.5% increase in average cash and invested assets over the same period. The growth in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.
Realized Gains (Losses) on Investments
Three months ended June 30, 2005 compared to June 30, 2004. Net realized gains were $0.2 million for second quarter of 2005 compared to net realized gains of $0.5 million for the second quarter of 2004. Realized gains are taken when opportunities arise.
Six months ended June 30, 2005 compared to June 30, 2004. Net realized gains were $0.3 million for first six months of 2005 compared to net realized gains of $1.2 million for the first six months of 2004.
Other Operating and General Expenses
Three months ended June 30, 2005 compared to June 30, 2004. Other operating and general expenses increased approximately 12.0% to $2.3 million during the three-month period ended June 30, 2005 compared to $2.0 million for the same period in 2004, reflecting the continuing growth in our business and additional costs incurred related to being a publicly traded company.
Six months ended June 30, 2005 compared to June 30, 2004. Other operating and general expenses increased approximately 16.7% to $4.2 million during the six months ended June 30, 2005 compared to $3.6 million for the same period in 2004, reflecting the continuing growth in our business and additional costs incurred related to being a publicly traded company.
Income Taxes
Three months ended June 30, 2005 compared to June 30, 2004. Our effective tax rate was 33.1% for the three-month period ended June 30, 2005 and 34.3% for the same period in 2004. Differences in the effective tax rates are primarily due to the effect of tax exempt investment income.
Six months ended June 30, 2005 compared to June 30, 2004. Our effective tax rate was 33.3% for the six months ended June 30, 2005 and 34.3% for the same period in 2004. Differences in the effective tax rates are primarily due to the effect of tax exempt investment income.

Financial Condition
Investments
At June 30, 2005, our investment portfolio contained $238.8 million in fixed maturity securities and $22.0 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2005, we had pretax net unrealized losses of $0.1 million on fixed maturities and pretax unrealized gains of $7 thousand on equity securities.
At June 30, 2005, 98.8% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2005 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$127,964	$110,846
Amortized cost of securities	$126,888	$112,030
Gross unrealized gain or (loss)	$1,076	$(1,184)
Fair value as a % of amortized cost	100.8%	98.9%
Number of security positions held	152	128
Number individually exceeding $50,000 gain or (loss)	—	3
Concentration of gains or losses by ty or industry:
US Government and government agencies	$293	$(691)
State, municipalities, and political subdivisions	532	(70)
Banks, insurance, and brokers	239	(245)
Electric services	—	(3)
Industrial and other	11	(174)
Percentage rated investment grade (1)	99.4%	98.2%
Equity Securities:
Fair value of securities	$9,488	$12,556
Cost of securities	$9,100	$12,937
Gross unrealized gain or (loss)	$388	$(381)
Fair value as % of cost	104.3%	97.1%
Number individually exceeding $50,000 gain or (loss)	1	1

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2005 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	1.3%	0.0%
After one year through five years	22.8%	42.8%
After five years through ten years	53.7%	37.0%
After ten years	22.2%	20.2%

	100.0%	100.0%

The following table summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	June 30, 2005
		Aggregate	Fair Value as
	Aggregate	Unrealized	% of Cost
	Fair Value	Gain/Loss	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (152 issues)	127,964	1,076	100.8%

	$127,964	$1,076

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,324	$(266)	89.7%
More than one year (0 issues)	—	—
Less than $50,000 (125 issues)	108,522	(918)	99.2%

	$110,846	$(1,184)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$79	$54	316.0%
More than one year (0 issues)	—	—
Less than $50,000 (29 issues)	9,409	334	103.7%

	$9,488	$388

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issues)	$1,016	$(54)	95.0%
More than one year (0 issues)	—	—
Less than $50,000 (22 issues)	11,540	(327)	97.2%

	$12,556	$(381)

Premiums and Reinsurance
Premiums receivable increased $48.8 million or 108.1% from December 31, 2004 to June 30, 2005 and unearned premiums increased $58.3 million or 72.0% from December 31, 2004 to June 30, 2005. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums from seasonal business. In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in gross premiums during the first six months of a given fiscal year.
Prepaid reinsurance premiums increased $17.0 million or 104.8% from December 31, 2004 to June 30, 2005 and reinsurance balances payable increased $16.4 million or 479.4% from December 31, 2004 to June 30, 2005. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums from seasonal business in the alternative risk transfer component.

Liquidity and Capital Resources
Sources of Funds. The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to the Company. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Ordinarily, we collect premiums and earn investment income on the policies we issue in advance of the payment of losses. Our historic pattern of using premium receipts for the payment of liabilities has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
In the IPO completed in February 2005, the Company sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used a portion of the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder has been invested to be used for other general purposes including surplus contributions to our insurance company subsidiaries, as needed.
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
In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (3.33% at June 30, 2005 and 2.40% at December 31, 2004) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.
We also have a $2.0 million line of credit (unused at June 30, 2005) that bears interest at the lending institution’s prime rate (6.25% at June 30, 2005 and 5.25% at December 31, 2004) less 50 basis points and requires an annual commitment fee of $1,000. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
We have an unsecured term loan that is governed by a four-year loan agreement that was executed in August 2002. The term loan bears interest at the lender’s prime rate (6.25% at June 30, 2005 and 5.25% at December 31, 2004) less 50 basis points. The outstanding principal amount at June 30, 2005 was $1.5 million. Payments on the note are due in monthly principal installments of $104,000 plus interest. At June 30, 2005, we were in compliance with all of our loan covenants.
We believe that the remaining net proceeds from our IPO, funds generated from operations, including dividends from insurance subsidiaries, and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, we have not had the need to sell our investments to generate liquidity. If we were required to sell portfolio securities early for liquidity purposes, the Company’s future earnings could be adversely impacted due to the potential recognition of losses on sales of securities. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which would have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
During the first six months of 2005, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Form 10-K for the year ended December 31, 2004.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2005, there were no material changes to the information provided in the Company’s Form 10-K for 2004 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
In December 2004, our Independent Registered Public Accounting Firm, Ernst & Young LLP, concluded that a “significant deficiency” over our disclosure controls and procedures existed. Based on this communication, management initiated a corrective action plan to enhance disclosure controls including but not limited to: the engagement of additional personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy future financial reporting obligations as a public company, the establishment of an internal audit function, and formalizing the general ledger reconciliation and review process.
During the preparation of our Form 10-Q for the quarter ended March 31, 2005, a clerical error was identified that occurred during the preparation of our Registration Statement on Form S-1, which was also reflected in our December 31, 2004 Form 10-K. See “Note 2 to Consolidated Financial Statements” for further information.
In July 2005, in conjunction with the Company’s on-going corrective action plans and assessment of controls, certain errors in financial reporting were identified. Adjustments to address these errors were recorded in the second quarter of 2005. The effect of these items was not material to the results of 2005 interim operations.
In conjunction with the identification of these items, in August 2005, Ernst & Young communicated that the control deficiencies that resulted in these items constituted a “material weakness” in internal controls, as that term is defined in auditing and authoritative literature. Specifically, Ernst & Young communicated that the Company’s financial statement close process does not include adequate controls to ensure that amounts reported in the quarterly financial statements are accurately reported.
Management has reexamined its action plans relative to addressing the internal control deficiencies and expanded remediation plans to address these items including: recruiting additional personnel with appropriate experience and qualifications, establishment and implementation of an internal audit function, continuation of a comprehensive review of accounting processes, procedures, balances and accounts, and enhancement of comparative analytical analyses. Management intends to establish procedures and take any further corrective actions that we deem necessary.
NIC’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. NIC’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of NIC’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2005. Based on that evaluation, NIC’s CEO and CFO concluded that because of the weakness in internal control described above, the Company’s disclosure controls and procedures were not effective as of June 30, 2005 in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 24, 2005. There were two proposals voted upon: (Proposal No. 1) election of four directors for a two year term and (Proposal No. 2) ratifying Ernst & Young as independent registered public accounting firm.
The votes cast for, against, withheld and the number of abstentions as to each matter voted on at the 2005 Annual Meeting is set forth below:

Name	Term Expires	For	Against	Withheld	Abstain	Broker Non-Votes
Proposal 1
Theodore H. Elliott, Jr.	2007	18,293,499	N/A	99,219	N/A	N/A
Gary J. Gruber	2007	17,770,860	N/A	621,858	N/A	N/A
Donald D. Larson	2007	17,770,860	N/A	621,858	N/A	N/A
K. Brent Somers	2007	18,374,699	N/A	18,019	N/A	N/A
Proposal 2		18,294,749	91,200	N/A	6,769	N/A

N/A — Not Applicable
Following the Annual Meeting of Shareholders, the Board of Directors and their respective committee designations are as follows:

Name	Term Expires	Committee Designations
Theodore H. Elliott, Jr.	2007	AC, CC
Gary J. Gruber	2007	NC
Donald D. Larson	2007	CC, NC
K. Brent Somers*	2007	AC, CC
Keith A. Jensen	2006	CC
James C. Kennedy	2006	NC
Joel Schiavone	2006	AC, NC
Alan R. Spachman	2006	N/A

AC — Respective director is a member of the Audit Committee.

CC — Respective director is a member of the Compensation Committee.

NC — Respective director is a member of the Nominating/Corporate Governance Committee.

* — Mr. K. Brent Somers currently serves as the chairman of the Audit Committee.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date: August 15, 2005	/s/ Alan R. Spachman

Alan R. Spachman
Chairman of the Board and President
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2005

/s/ Gary N. Monda

Gary N. Monda
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)