Form 10-Q
period 2005-09-30
National Interstate CORP
filed 2005-11-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of November 1, 2005 was 19,023,500.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $257,081 and $205,711, respectively)	$254,461	$206,221
Equity securities available-for-sale, at fair value (cost — $28,058 and $16,522, respectively)	28,170	16,841
Short-term investments, at cost which approximates fair value	22,457	5,280

Total investments	305,088	228,342
Cash and cash equivalents	8,866	10,609
Accrued investment income	2,886	2,344
Premiums receivable, net of allowance for doubtful accounts of $458 and $361, respectively	83,147	45,129
Reinsurance recoverables on paid and unpaid losses	74,012	63,128
Prepaid reinsurance premiums	27,522	16,190
Deferred policy acquisition costs	14,329	11,606
Deferred federal income taxes	9,081	6,400
Property and equipment, net	11,356	11,738
Funds held by reinsurer	4,249	3,599
Other assets	2,775	2,151

Total assets	$543,311	$401,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$213,683	$171,031
Unearned premiums	127,760	80,928
Long-term debt	16,610	17,547
Note payable to affiliate	—	15,000
Amounts withheld or retained for account of others	19,039	14,911
Reinsurance balances payable	9,876	3,429
Other accounts payable	13,082	14,432
Commissions payable	6,257	4,719
Assessments and fees payable	3,778	6,450

Total liabilities	410,085	328,447
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — None
Common shares — $0.01 par value	—	—
Authorized — 50,000,000 shares
Issued — 23,350,000 and 20,000,000 shares, including 4,326,500 and 4,470,400 shares, respectively, in treasury	234	200
Additional paid-in capital	42,065	1,264
Retained earnings	98,673	77,102
Accumulated other comprehensive (loss) income	(1,630)	539
Treasury shares	(6,116)	(6,316)

Total shareholders’ equity	133,226	72,789

Total liabilities and shareholders’ equity	$543,311	$401,236

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Premiums earned	$52,866	$41,072	$142,466	$114,486
Net investment income	3,178	2,353	8,985	6,180
Realized gains on investments	178	126	484	1,282
Other	559	532	1,474	1,440

Total revenues	56,781	44,083	153,409	123,388
Expenses:
Losses and loss adjustment expenses	33,254	24,780	87,041	68,132
Commissions and other underwriting expense	8,577	9,897	25,307	24,355
Other operating and general expenses	2,322	1,640	6,558	5,269
Interest expense	340	531	1,063	1,059

Total expenses	44,493	36,848	119,969	98,815

Income before federal income taxes	12,288	7,235	33,440	24,573
Provision for federal income taxes	4,040	2,514	11,082	8,458

Net income	$8,248	$4,721	$22,358	$16,115

Net income per common share — basic	$0.43	$0.31	$1.20	$1.07

Net income per common share — diluted	$0.43	$0.31	$1.18	$1.05

Weighted average of common shares outstanding, basic	18,985	15,101	18,634	15,050

Weighted average of common shares outstanding, diluted	19,229	15,473	18,885	15,407

Cash dividends per common share	$0.04	$—	$0.04	$—

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statement of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net Income			22,358			22,358
Unrealized depreciation of investment securities, net of tax benefit of $1,168				(2,169)		(2,169)

Comprehensive income						20,189
Proceeds from initial public offering	34	40,357				40,391
Dividends on common stock			(771)			(771)
Issuance of 143,900 treasury shares upon exercise of stock options		26	(16)		200	210
Tax benefit realized from exercise of stock options		418				418

Balance at September 30, 2005	$234	$42,065	$98,673	$(1,630)	$(6,116)	$133,226

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine months ended
	September 30,
	2005	2004
Operating activities
Net income	$22,358	$16,115
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	706	264
Provision for depreciation and amortization	898	888
Net realized gain on investment securities	(484)	(1,282)
Tax benefit realized from exercise of stock options	418	506
Deferred federal income taxes	(1,513)	(1,726)
Increase in deferred policy acquisition costs, net	(2,723)	(3,110)
Increase in reserves for losses and loss adjustment expenses	42,652	20,629
Increase in premiums receivable	(38,018)	(24,907)
Increase in unearned premiums and service fees	46,832	36,264
Increase in interest receivable, prepaid reinsurance premiums and other assets	(13,215)	(12,718)
Increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	1,644	11,178
Increase in reinsurance recoverable	(10,884)	(6,190)
Increase in reinsurance balances payable	6,447	5,355
Other	(4)	5

Net cash provided by operating activities	55,114	41,271
Investing activities
Purchases of investments	(145,134)	(130,958)
Proceeds from sale or maturity of investments	64,831	84,794
Purchases of property and equipment	(447)	(678)

Net cash used in investing activities	(80,750)	(46,842)
Financing activities
Proceeds from issuance of common shares	40,391	—
Proceeds (repayment) of note payable to affiliate	(15,000)	15,000
Repayment of mortgage loan and notes payable	(937)	(1,041)
Issuance of common shares from treasury upon exercise of stock options	210	525
Cash dividends paid on common shares	(771)	—

Net cash provided by financing activities	23,893	14,484

Net (decrease) increase in cash and cash equivalents	(1,743)	8,913
Cash and cash equivalents at beginning of period	10,609	21,610

Cash and cash equivalents at end of period	$8,866	$30,523

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share data)
1. Basis of Presentation and Recent Accounting Pronouncements
Basis of Presentation
The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with instructions to Form 10-Q. Accordingly, the financials do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. As of April 1, 2005, the Company changed its accounting policy pertaining to the calculation of realized gains and losses from sales of common shares and preferred shares from the average cost method to the specific identification method. The change in accounting did not have a material impact on the results of operation for the period ended September 30, 2005 and is not anticipated to have a material impact on the results of operation for the year ending December 31, 2005. Operating results for the quarter and nine-months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Certain reclassifications have been made to prior years to conform to the current year’s presentation.
Historical financial statements have been adjusted to reflect the 200-for-1 common share split effective December 6, 2004 and the reclassification of all Class A common shares as common shares effective immediately prior to the Company’s February 2005 initial public offering (“IPO”).
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
Recent Accounting Pronouncements
In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation on accounting for uncertain tax positions under Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. If adopted as proposed, the pronouncement will be effective December 31, 2005 and only those tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized as of the effective date. The Company has evaluated the impact that this proposed interpretation will have on its financial statements and does not expect it to have a material impact.
2. Quarterly Operating Results — As Corrected (Unaudited)
As disclosed in the Company’s March 31, 2005 and June 30, 2005 Form 10-Qs, Quarterly Operating Results that were stated in Note 18 in the 2004 Form 10-K Notes to Consolidated Financial Statements contained a clerical error. The net earnings, net income per share — basic and net income per share — diluted amounts for the first three quarters of 2004 were incorrectly stated due to this clerical error. The same error occurred in Note 17 in the Form S-1 Notes to Consolidated Financial Statements. The Consolidated Statements of Income for both the year ended December 31, 2004 and the nine months ended September 30, 2004 were correctly stated in the Form 10-K and Form S-1, respectively. The 2004 quarterly results will be correctly presented on a prospective basis. The original amounts from the Form 10-K Notes to Consolidated Financial Statements (Note 18) and the quarterly operating results as corrected are shown in the following table:

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
3. Initial Public Offering
In February 2005, the Company completed an IPO in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share. Proceeds from the offering totaled approximately $40,391 after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from the Company’s majority shareholder, Great American Insurance Company (“Great American”) and the remainder has been invested to be used for other general corporate purposes including surplus contributions to our insurance company subsidiaries, as needed.
4. Stock-Based Compensation
The Company applies the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and its related interpretations for its accounting of stock compensation plans for employees. In accordance with the intrinsic value method prescribed by APB No. 25, compensation cost is measured as the excess, if any, of the fair value of the equity instrument awarded at the measurement date over the amount an employee must pay to acquire the equity instrument. Since options are granted at exercise prices equal to the fair value of the shares at the date of grant, no compensation expense is currently recognized.
SFAS No. 148 , Accounting for Stock-Based Compensation — Transition and Disclosure, permits entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. SFAS No. 148 provides alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. The Company has elected to continue to apply provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 148.
The following table illustrates the effect on net income and earnings per share if the fair-value-based method described by SFAS No. 148 had been applied to all outstanding and unvested awards in each period. The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005 and the minimum value option pricing method for all prior grants. Both the Black-Scholes method and the minimum value method reflect the value of the right to defer payment of the exercise price until the end of the option’s term but the Black-Scholes method also factors in the right to benefit from increases in the price of the underlying share without being exposed to losses beyond the premium paid (volatility value). Therefore, the Black-Scholes method is deemed more appropriate for a publicly traded company than the minimum value method. Due to the change in valuation methods, the computations of the effect on net income and earnings per share for the three months ended and for the nine months ended September 30, 2005 and 2004 are not comparable.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$8,248	$4,721	$22,358	$16,115
Less: Proforma stock option expense, net of tax	341	93	793	118

Proforma net income	$7,907	$4,628	$21,565	$15,997

Earnings per share:
Basic — as reported	$0.43	$0.31	$1.20	$1.07

Basic — proforma	0.42	0.31	1.16	1.06

Diluted — as reported	0.43	0.31	1.18	1.05

Diluted — proforma	0.41	0.30	1.15	1.04

The following assumptions were used for grants in the three months ended and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Dividend yield	0.3%	—	0.3%	—
Volatility	31.0%	—	31.0%	—
Risk-free interest rate	4.2%	—	4.0% - 4.5%	4.4%
Life of grant	7.4 years	—	9.1 years	10.0 years
The estimated weighted-average per share fair value of options granted was $8.26 for the three months ended September 30, 2005 and $7.17 and $1.17 for stock options granted in the nine months ended September 30, 2005 and 2004, respectively.
On December 16, 2004, the FASB issued SFAS No. 123R , Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested options, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods. On April 14, 2005, the Securities and Exchange Commission modified the implementation of SFAS No. 123R to be effective for the annual period beginning after June 15, 2005 effectively delaying implementation for the Company until January 1, 2006. Early application of SFAS 123R is encouraged, but not required.
The Company intends to use the modified prospective method to adopt SFAS No. 123R. The implementation of SFAS No. 123R is not expected to have a material impact on the Company’s financial statements.
5. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $6,683 and $7,243 for the three months ended September 30, 2005 and 2004, respectively, and $20,189 and $15,778 for the nine months ended September 30, 2005 and 2004, respectively.
6. Notes Payable and Long-term Debt
Notes payable and long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
Junior subordinated debentures	$15,464	$15,464
Term note payable to bank	1,146	2,083
Note payable to affiliate	—	15,000

Total notes payable and long-term debt	$16,610	$32,547

A portion of the net proceeds from the IPO was used to repay the note payable to affiliate during the first quarter of 2005.
7. Premiums, Reinsurance and Transactions with Related Parties
The Company’s principal insurance subsidiary, National Interstate Insurance Company (“NIIC”) is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and National Interstate Insurance Agency, Inc. (“NIIA”), a wholly-owned subsidiary, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.
The following table summarizes the reinsurance balance and activity with Great American:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Written premiums assumed	$2,139	$2,132	$7,290	$7,590
Assumed premiums earned	2,353	2,220	6,876	5,963
Assumed losses and loss adjustment expense incurred	1,596	2,655	5,146	5,360
Payable to Great American as of period end	1,099	1,597	1,099	1,597
NIIC also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2005 and 2004 were $4,379 and $7,017, respectively and were $17,816 and $17,361 for the nine months ended September 30, 2005 and 2004, respectively. NIIC remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, NIIC regularly evaluates the financial condition of its reinsurers.
Premiums and reinsurance activity consisted of the following:

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
Direct	$50,342	$62,758	$40,421	$51,035	$220,050	$174,507	$180,691	$143,918
Assumed	6,643	5,662	2,889	4,212	12,648	11,362	12,024	12,645
Ceded	(9,936)	(15,554)	(7,043)	(14,175)	(54,746)	(43,403)	(52,396)	(42,077)

Net Premium	$47,049	$52,866	$36,267	$41,072	$177,952	$142,466	$140,319	$114,486

Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, actuarial and certain internal audit services. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

8. Commitments and Contingencies
From time to time, the Company and its subsidiaries are subject to other legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At September 30, 2005 and December 31, 2004, the liability for such assessments was $3,778 and $6,450, respectively, and will be paid over several years as assessed by the various state funds. The reduction in the assessments liability from December 31, 2004 to September 30, 2005 of $2,672 is primarily related to a reduction in the liability for insolvencies and other state fees during the third quarter of 2005 of approximately $700, based on data from the National Conference of Insurance Guarantee Funds, and a $1,409 reclassification of expenses related to assigned risk.
9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$8,248	$4,721	$22,358	$16,115

Weighted average shares outstanding during period	18,985	15,101	18,634	15,050
Additional shares issuable under employee common stock option plans using treasury stock method	244	372	251	357

Weighted average shares outstanding assuming exercise of stock options	19,229	15,473	18,885	15,407

Net income per share:
Basic	$0.43	$0.31	$1.20	$1.07
Diluted	0.43	0.31	1.18	1.05
10. Segment Information
The Company operates its business as one segment, property and casualty insurance and manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Premiums earned:
Transportation	$18,430	$18,192	$52,013	$52,176
Alternate Risk Transfer	16,603	9,856	43,620	26,513
Specialty Personal Lines	10,195	7,693	28,280	19,994
Hawaii	3,711	3,764	11,599	11,288
Other	3,927	1,567	6,954	4,515

Total premiums earned	52,866	41,072	142,466	114,486

Net investment income	3,178	2,353	8,985	6,180
Realized gains on investments	178	126	484	1,282
Other	559	532	1,474	1,440

Total revenues	$56,781	$44,083	$153,409	$123,388

11. Shareholders’ Equity
On August 5, 2004, the Board of Directors of the Company authorized a 200-for-1 common share split effective December 6, 2004. On October 18, 2004, the Board of Directors recommended and the shareholders approved an amendment and restatement of the Company’s Articles of Incorporation effective immediately prior to the Company’s IPO. Pursuant to this action, all Class A common shares were reclassified as common shares and 10 million shares of preferred shares were authorized. Historical financial information presented herein has been adjusted to give effect for these actions.
The Company has a Long Term Incentive Plan (“LTIP”), which provides for the granting of stock options to officers of the Company. The Company granted 601,000 stock options during the first nine months of 2005 under the LTIP. At September 30, 2005, there were 1,194,100 of the Company’s common shares reserved for issuance upon exercise of stock options and options for 796,700 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options vest pursuant to the terms of a written grant agreement and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
On August 4, 2005, the Company’s Board of Directors declared a dividend of $0.04 per common share that was paid on September 15, 2005 to shareholders of record as of the close of business on August 22, 2005.

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
General
The Company and its subsidiaries underwrites and sells traditional and alternative risk transfer property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii, and personal insurance to owners of recreational vehicles and boats throughout the United States.
As of September 30, 2005, Great American owned 53.6% of the outstanding shares of the Company. Great American is a wholly owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an IPO in which it issued 3,350,000 shares of its common stock at $13.50 a share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to its IPO, no public market existed for the Company’s common shares.
The Company has three property and casualty insurance subsidiaries, NIIC, Hudson Indemnity, Ltd. (“HIL”) and National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and five other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. As a group, the Company and its subsidiaries write its insurance policies on a direct basis through NIIC and NIIC-HI. The Company and its subsidiaries also assume a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliates and independent agents and brokers.
On June 6, 2005, Hudson Management Group, Ltd. (“HMG”), a Virgin Islands corporation based in St. Thomas received approval of its application to the U.S. Virgin Islands Economic Development Commission for a grant of certain tax abatements and other benefits. HMG signed a lease for office space in St. Thomas on September 9, 2005, which includes a guaranty by the Company of HMG’s financial obligations under the lease. HMG expects to commence operations in the first quarter of 2006.
Triumphe Casualty Company
On September 30, 2005 the Company announced that NIIC executed an agreement to purchase Triumphe Casualty Company (“Triumphe”) from Triumphe Insurance Holdings LLC. Triumphe, a Pennsylvania domiciled property and casualty insurer, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. Although it has maintained these licenses, Triumphe has not written any new policies since April 1, 2004.
Under the agreement, the purchase price will be equal to Triumphe’s statutory surplus at September 30, 2005, subject to certain adjustments. The closing will be effective January 1, 2006, contingent upon regulatory approvals and customary closing conditions. This acquisition is not expected to have a material impact on earnings for the Company.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principals generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see Management’s Discussion and Analysis — “Critical Accounting Policies” in the Company’s 2004 Form 10-K.
Losses and Loss Adjustment Expense (LAE) Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to the Company, and the final settlement of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2005 and December 31, 2004, the Company had $213.7 million and $171.0 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. The increase in loss reserves of 24.9% from December 31, 2004 to September 30, 2005 is consistent with the growth of policies in force and management’s expectation of loss payout patterns. Management records on a monthly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our subsidiaries, NIIC and NIIC-HI. Since 1990, the Company’s first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves as of the end of fiscal year ending December 31, 2004 reflected point estimates that were within one-half of 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2005 and December 31, 2004.
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
Other-Than-Temporary Impairment
The Company’s principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. The Company evaluates whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:
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
When an investment is determined to have other-than-temporary impairment, in most cases the Company will dispose of the investment. This approach allows the Company to realize the loss for tax purposes and to reinvest the proceeds in what are viewed as more productive investments. For those investments the Company chooses to retain, we record an adjustment for impairment. The Company recorded an impairment adjustment of $43 thousand related to one security for the nine months ended September 30, 2005 and no adjustments for the year ended December 31, 2004. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
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

The Company’s net earnings for the third quarter of 2005 were $8.2 million or $0.43 per share (diluted), compared to $4.7 million or $0.31 per share (diluted) recorded in the third quarter of 2004. For the first nine months of 2005 net income increased $6.2 million to $22.4 million or $1.18 per share (diluted) compared to $16.1 million or $1.05 per share (diluted) for the same period of 2004. The Company’s year to date net earnings increased 38.7% compared to the same period in 2004 and are in line with management’s expectations. There are several factors that contributed to the increase in net earnings including continued growth in earned premium with loss and LAE trends that as expected, have shown a slight deterioration in 2005, but have been consistently favorable since 2004. The Company’s commissions and other underwriting expenses are lower as a result of reductions in our estimated expenses related to insolvencies and other state fees and continued leverage of fixed expenses. While expenses are higher in response to building our infrastructure and other related expenses of operating as a public entity, our overall increase in fixed expenses was lower than the revenue growth for the nine-month period. Our investment portfolio has grown 33.6% during the year contributing to a 45.4% increase in investment income.
Hurricane Update
During the third quarter of 2005, there were two major hurricanes, Hurricane Katrina and Hurricane Rita, which affected many property and casualty insurers. A third major hurricane, Hurricane Wilma, hit the United States in October 2005. Relative to the rest of the insurance industry, the Company and its principal insurance subsidiary National Interstate Insurance Company have had limited exposure and losses from hurricanes. The Company does not offer property insurance coverages outside of Hawaii and Alaska, which limits its exposure from hurricanes. During the third quarter of 2005, the Company incurred losses (paid, case and incurred but not reported (“IBNR”)) of approximately $1.3 million of hurricane related losses. These losses are reflected in the Company’s September 30, 2005 financial statements. Since September 30, 2005, the Company has incurred additional hurricane related losses primarily from Hurricane Wilma. Total estimated losses from all hurricanes that have occurred thus far in 2005, are not expected to exceed $3.0 million. Hurricane losses in 2005 are comparable to hurricane losses recorded in the third and fourth quarter of 2004.
Underwriting
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. The Company’s combined ratio was 82.5% for the third quarter of 2005, and 87.1% for the same period in 2004. The decrease in the combined ratio of 4.6 points for the third quarter of 2005 compared to the same period in 2004, was due to a lower underwriting expense ratio in the third quarter of 2005. The combined ratio for the nine months ended September 30, 2005 was 82.4% compared to 84.1% for the same period in 2004. The improvement in the combined ratio of 1.7 points for the nine months ended September 30, 2005 was due to a lower underwriting expense ratio. These decreases in the underwriting expense ratio are discussed further below.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2005, but at a slower pace compared to 2004.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Gross premiums written	$56,985	$43,310	$232,698	$192,715
Ceded reinsurance	(9,936)	(7,043)	(54,746)	(52,396)

Net premiums written	47,049	36,267	177,952	140,319
Change in unearned premiums, net of ceded	5,817	4,805	(35,486)	(25,833)

Net earned premiums	$52,866	$41,072	$142,466	$114,486

Combined Ratios:
Loss and LAE ratio (1)	62.9%	60.3%	61.1%	59.5%
Underwriting expense ratio (2)	19.6%	26.8%	21.3%	24.6%

Combined ratio	82.5%	87.1%	82.4%	84.1%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
There are distinct differences in the timing of written premiums in our traditional transportation component and our alternative risk transfer component composed primarily of group captive programs. The group captive programs focus on specialty or niche insurance business which provides various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include; risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent partners.
We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most of our group captive programs, all members of a particular group captive share a common expiration date. Any policy for a new captive program participant will be written between incept date and the next common renewal date of the group captive program.
Gross written premium includes both direct premium and assumed premium. During the third quarter of 2005, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of 6.5 points compared to the same period in 2004. The alternative risk transfer component added a new captive covering a segment of the truck transportation market. This new captive program will renew in the third quarter of a given fiscal year. In the third quarter of 2005, this truck captive accounted for 72.8% of the increase in the alternative risk transfer component compared to the third quarter of 2004. The alternative risk transfer component was also the largest portion of the Company’s year-to-date 2005 results representing 43.3% of the total gross premiums written; this is an increase of 7.0 points from 2004. In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in gross premiums during the first six months of a given fiscal year.
The Company operates its business as one segment — property and casualty insurance. The Company manages this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three months ended September 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transportation	$26,623	46.7%	$23,700	54.7%
Alternate Risk Transfer	9,851	17.3%	4,652	10.8%
Specialty Personal Lines	10,951	19.2%	8,629	19.9%
Hawaii	5,686	10.0%	5,261	12.1%
Other	3,874	6.8%	1,068	2.5%

Gross Premiums Written	$56,985	100.00%	$43,310	100.0%

	Nine months ended September 30,
	2005		2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Transportation	$72,202	31.0%	$73,003	37.9%
Alternate Risk Transfer	100,712	43.3%	69,899	36.3%
Specialty Personal Lines	35,989	15.5%	29,057	15.1%
Hawaii	17,845	7.7%	17,381	9.0%
Other	5,950	2.5%	3,375	1.7%

Gross Premiums Written	$232,698	100.0%	$192,715	100.0%

The following table shows revenues for the three months ended September 30, 2005 and for the same period in 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three months ended September 30,		Change
	2005	2004	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Transportation	$18,430	$18,192	$238	1.3%
Alternate Risk Transfer	16,603	9,856	6,747	68.5%
Specialty Personal Lines	10,195	7,693	2,502	32.5%
Hawaii	3,711	3,764	(53)	(1.4%)
Other	3,927	1,567	2,360	150.6%

Total Premiums Earned	52,866	41,072	11,794	28.7%

Net investment income	3,178	2,353	825	35.1%
Realized gains on investments	178	126	52	41.3%
Other	559	532	27	5.1%

Total revenues	$56,781	$44,083	$12,698	28.8%

Three months ended September 30, 2005 compared to September 30, 2004. Our net premiums earned increased $11.8 million, or 28.7%, to $52.9 million during the three months ended September 30, 2005 compared to $41.1 million for the same period in 2004. Our alternative risk transfer component increased 68.5% during the third quarter of 2005 compared to the same period in 2004, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 32.5% in the third quarter of 2005 compared to the same period in 2004. The transportation component increased 1.3% in the third quarter of 2005 compared to the same period in 2004 primarily due to an increase in the truck small fleet product and rate increases. The increase in the transportation component is offset by (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component.
Losses and loss adjustment expenses are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and loss adjustment expenses based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the most probable exposure based on our historical claims experience. Our ability to accurately estimate losses and loss adjustment expenses at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and loss adjustment expenses in any period includes payments in the period net of the change in the reserves for unpaid losses and loss adjustment expenses between the beginning and the end of the period. The loss and LAE ratio for the third quarter of 2005 was 62.9% compared to 60.3% for the same period in 2004. The Company considers the variance in the loss and LAE ratio of 2.6 points for the third quarter of 2005 compared to the third quarter of 2004 to be consistent with management’s expectations that losses would deteriorate slightly based on historical loss patterns.
The underwriting expense ratio for the third quarter of 2005 decreased 7.2 points to 19.6% compared to 26.8% for the same period in 2004. The decrease in the underwriting expense ratio is primarily a result of four factors: increased risk retention, continued leverage of our fixed expense, a reduction in our estimated expenses for insolvencies and other state fees and recording of assigned business. In November 2004, we increased our risk retention on public transportation products, which contributes to a decrease in our expense ratio as the additional retained written premium is earned. While expenses are higher in response to building our infrastructure and other related expenses of operating as a public entity, our overall increase in fixed expenses was lower than the revenue growth for the three-month period. Using data available from the National Conference of Insurance Guarantee Funds, we reduced our estimated expenses for insolvencies and other state fees during the third quarter of 2005. The reduction in estimated expenses reduced our underwriting expense ratio by 1.3 points. We record our assigned risk premium quarterly based on reports from various states and agencies that manage the plans. The assignments are based on our written premium for specific coverages in certain states. We have written workers’ compensation insurance in several states beginning in 2004. Due to the lack of sufficient detail because the plans report to us on a lag, our estimated net share of the assigned risks were charged to commissions and other underwriting expenses, with a like amount recorded as assessments and fees payable in the correct periods. During the third quarter of 2005, sufficient information was obtained to enable us to classify the business on a gross basis, including premiums earned and losses and loss adjustment expenses. While this had no impact on net income, it reduced our underwriting expense ratio by 2.1 points.

The following table shows revenues for the nine months ended September 30, 2005 and for the same period in 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Nine months ended September 30,		Change
	2005	2004	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Transportation	$52,013	$52,176	$(163)	(0.3%)
Alternate Risk Transfer	43,620	26,513	17,107	64.5%
Specialty Personal Lines	28,280	19,994	8,286	41.4%
Hawaii	11,599	11,288	311	2.8%
Other	6,954	4,515	2,439	54.0%

Total Premiums Earned	142,466	114,486	27,980	24.4%

Net investment income	8,985	6,180	2,805	45.4%
Realized gains on investments	484	1,282	(798)	(62.2%)
Other	1,474	1,440	34	2.4%

Total revenues	$153,409	$123,388	$30,021	24.3%

Nine months ended September 30, 2005 compared to September 30, 2004. Our net premiums earned increased $28.0 million, or 24.4%, to $142.5 million during the nine months ended September 30, 2005 compared to $114.5 million for the same period in 2004. Our alternative risk transfer component increased 64.5% during the nine months ended September 30, 2005 compared to the same period in 2004, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was and continues to be one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 41.4% during the nine months ended September 30, 2005 compared to the same period in 2004. The transportation component decreased 0.3% during the nine months ended September 30, 2005 due to (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component.
The loss and LAE ratio for the nine months ended September 30, 2005 was 61.1% compared to 59.5% for the same period in 2004. The Company considers the variance in the loss and LAE ratio of 1.6 points for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 to be consistent with management’s expectations that losses would deteriorate slightly based on historical loss patterns.
The underwriting expense ratio for the nine months ended September 30, 2005 of 21.3% decreased 3.3 points compared to 24.6% for the same period in 2004. The decrease in the underwriting expense ratio is a result of several factors including (i) the Company continuing to monitor and control fixed expenses as the Company’s business grows, (ii) increased retention on public transportation products that contributes to a decrease in the expense ratio as the additional retained written premium is earned, (iii) a reduction in estimated expenses for insolvencies and other state fees and (iv) a reclassification of expenses related to assigned risk. The approximate impact of items (iii) and (iv) on the underwriting expense ratio for the nine months ended September 30, 2005 was a reduction of 1.3 points.
Investment Income
Three months ended September 30, 2005 compared to September 30, 2004. Net investment income increased $0.8 million or 35.1% to $3.2 million for the three months ended September 30, 2005 compared to the third quarter of 2004, due primarily to a 45.3% increase in average cash and invested assets over the same period. The growth in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.
Nine months ended September 30, 2005 compared to September 30, 2004. Net investment income increased $2.8 million or 45.4% to $9.0 million for the nine months ended September 30, 2005 compared to the first nine months of 2004, due primarily to a 49.4%

increase in average cash and invested assets over the same period. The growth in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.
Realized Gains (Losses) on Investments
2005 compared to 2004. Net realized gains were $0.2 million for third quarter of 2005 compared to net realized gains of $0.1 million for the third quarter of 2004. Net realized gains were $0.5 million for first nine months of 2005 compared to net realized gains of $1.3 million for the first nine months of 2004. While designated as available for sale, we generally intend to hold our fixed maturities through maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically and during the most recent extended low interest rate period, we have not had the need to sell our investment to generate liquidity.
Other Operating and General Expenses
2005 compared to 2004. Other operating and general expenses increased 41.6% to $2.3 million during the three-month period ended September 30, 2005 compared to $1.6 million for the same period in 2004. Other operating and general expenses increased 24.5% to $6.6 million during the nine months ended September 30, 2005 compared to $5.3 million for the same period in 2004. These increases reflect the continuing growth in our business and additional costs incurred related to being a publicly traded company.
Income Taxes
2005 compared to 2004. Our effective tax rate was 32.9% for the three-month period ended September 30, 2005 and 34.7% for the same period in 2004. Our effective tax rate was 33.1% for the nine months ended September 30, 2005 and 34.4% for the same period in 2004. Differences in the effective tax rates are primarily due to the effect of tax-exempt investment income.
Financial Condition
Investments
At September 30, 2005, our investment portfolio consisted of $254.5 million in fixed maturity securities and $28.2 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2005, we had pretax net unrealized losses of $2.6 million on fixed maturities and pretax unrealized gains of $0.1 million on equity securities.
At September 30, 2005, 98.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and have lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at September 30, 2005 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$37,782	$216,679
Amortized cost of securities	$37,219	$219,862
Gross unrealized gain or (loss)	$563	$(3,183)
Fair value as a percent of amortized cost	101.5%	98.6%
Number of security positions held	63	178
Number individually exceeding $50,000 gain or (loss)	1	10
Concentration of gains or losses by type or industry:
US Government and government agencies	$128	$(2,099)
State, municipalities, and political subdivisions	302	(354)
Banks, insurance, and brokers	128	(455)
Electric services	—	(10)
Industrial and other	5	(265)
Percentage rated investment grade (1)	97.8%	99.1%
Equity Securities:
Fair value of securities	$12,401	$15,769
Cost of securities	$11,967	$16,091
Gross unrealized gain or (loss)	$434	$(322)
Fair value as percent of cost	103.6%	98.0%
Number individually exceeding $50,000 gain or (loss)	3	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2005 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	6.4%	1.3%
After one year through five years	29.5%	38.7%
After five years through ten years	45.6%	48.5%
After ten years	18.5%	11.5%

	100.0%	100.0%

The following table summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	September 30, 2005
		Aggregate	Fair Value as
	Aggregate	Unrealized	% of Cost
	Fair Value	Gain/Loss	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$3,000	$69	102.3%
More than one year (0 issues)	—	—
Less than $50,000 (62 issues)	34,782	494	101.4%

	$37,782	$563

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (10 issues)	$20,248	$(837)	96.0%
More than one year (0 issues)	—	—
Less than $50,000 (168 issues)	196,431	(2,346)	98.8%

	$216,679	$(3,183)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,698	$174	106.9%
More than one year (0 issues)	—	—
Less than $50,000 (32 issues)	9,703	260	102.8%

	$12,401	$434

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (27 issues)	15,769	(322)	98.0%

	$15,769	$(322)

Premiums and Reinsurance
In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year.
Premiums receivable increased $38.0 million or 84.2% from December 31, 2004 to September 30, 2005 and unearned premiums increased $46.8 million or 57.9% from December 31, 2004 to September 30, 2005. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.
Prepaid reinsurance premiums increased $11.3 million or 70.0% from December 31, 2004 to September 30, 2005 and reinsurance balances payable increased $6.4 million or 188.0% from December 31, 2004 to September 30, 2005. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
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
In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (3.87% at September 30, 2005 and 2.40% at December 31, 2004) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.
We also have a $2.0 million line of credit (unused at September 30, 2005) that bears interest at the lending institution’s prime rate (6.75% at September 30, 2005 and 5.25% at December 31, 2004) less 50 basis points and requires an annual commitment fee of $1,000. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
We have an unsecured term loan that is governed by a four-year loan agreement that was executed in August 2002. The term loan bears interest at the lender’s prime rate (6.75% at September 30, 2005 and 5.25% at December 31, 2004) less 50 basis points. The outstanding principal amount at September 30, 2005 was $1.1 million. Payments on the note are due in monthly principal installments of $104,000 plus interest. At September 30, 2005, we were in compliance with all of our loan covenants.
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

Contractual Obligations
During the first nine months of 2005, the Company’s contractual obligations have not changed materially from those discussed in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2005, there were no material changes to the information provided in the Company’s Form 10-K for 2004 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
In December 2004, management and our Independent Registered Public Accounting Firm, Ernst & Young LLP, concluded that a “significant deficiency” over our disclosure controls and procedures existed. Based on this communication, management initiated a corrective action plan to enhance disclosure controls including but not limited to: the engagement of additional personnel with appropriate experience and qualifications to perform quality review procedures and to satisfy future financial reporting obligations as a public company, the establishment of an internal audit function, and the formalization of the general ledger reconciliation and review process.
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
Since August 2005, the Company has continued to develop and modify action plans relative to addressing the internal control deficiencies and has implemented corrective actions to address these items including: hiring additional personnel with appropriate experience and qualifications, establishment and implementation of an internal audit function, continuation of a comprehensive review of accounting processes, procedures, balances and accounts, and enhancement of comparative analytical analyses. As of the date of this filing, management believes most of the appropriate corrective actions have been taken to resolve the identified control deficiencies, and we intend to continue to enhance procedures and take the further corrective actions that we deem necessary to improve internal controls. The corrective actions that the Company has taken will be verified and fully tested during the fourth quarter to confirm their effectiveness.
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that because of the weakness in internal control described above, the Company’s disclosure controls and procedures were not effective as of September 30, 2005, in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit No.	Exhibit Description
10.1	Stock Purchase Agreement between Triumphe Insurance Holdings LLC, Seller, and National Interstate Insurance Company, Purchaser, dated as of September 30, 2005
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: November 8, 2005	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and President (Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2005	/s/ Gary N. Monda
Gary N. Monda
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)