Form 10-K
period 2005-12-31
National Interstate CORP
filed 2006-03-21
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File No. 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Name of Exchange on
Title of each class	Which registered

Common Shares, $0.01 par value	Nasdaq National Market

Other securities for which reports are submitted pursuant to Section (d) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):  Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $101.1 million (based upon non-affiliate holdings of 5,085,500 shares and a market price of $19.88 at June 30, 2005). Comparable data at March 1, 2006 is $107.5 million (based upon non-affiliate holdings of 5,278,500 shares and a market price of $20.37).
As of March 1, 2006 there were 19,104,200 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:
Proxy Statement for 2006 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

National Interstate Corporation

FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Actual results may differ from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

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

Introduction

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska, and personal insurance to owners of recreational vehicles and watercraft throughout the United States. The Company was organized in Ohio in January 1989. In December 1989, Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc., became our majority shareholder. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. SEC filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. Information on the website is not part of this Form 10-K.

As of December 31, 2005, Great American owned 53.5% of the outstanding shares of the Company. On February 2, 2005, the Company completed an initial public offering in which it issued 3,350,000 shares of its common stock at $13.50 per share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to its initial public offering, no public market existed for the Company’s common shares.

The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”) National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and five other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. The Company writes its insurance policies on a direct basis through NIIC and NIIC-HI. The Company purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliated and independent agents and brokers. Approximately 14.9% of the Company’s premiums are written in the state of California, and an additional 28.5%, collectively, in the states of Hawaii, Florida, North Carolina and Texas. The Company uses its five other agency and service subsidiaries to sell and service the Company’s insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 15 of the 17 years we have been in business. We have grown our fully diluted net income per share from $0.07 in 2001 to $1.60 in 2005. For the year ended December 31, 2005, we had gross written premiums (direct and assumed) of $270.0 million and net income of $30.3 million.

We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are now the largest writer of insurance for the passenger transportation industry in the United States and that very few companies write coverage for several of the classes of passenger transportation insurance written by the Company and its subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include traditional property and casualty insurance for transportation companies (33.6% of 2005 gross written premiums), captive programs for transportation companies that we refer to as our alternative risk transfer operations (38.4%), specialty personal lines, primarily recreational vehicle coverage (17.0%) and transportation and general commercial insurance in Hawaii and Alaska (8.4%).

While many companies write property and casualty insurance for transportation companies, we believe, based on financial responsibility filings with the Federal Motor Carrier Safety Administration, that few write passenger transportation coverage nationwide. We know of only one other insurance company, Lancer Insurance Company, that has offered high limits coverage to motorcoach, school bus and limousine operators in all states or nearly all states for more an extended period. We believe that the Company and Lancer Insurance Company have been the only insurance companies to consistently provide passenger transportation insurance across all passenger transportation classes and all regions of the country for at least the past ten years. In addition to being one of only two national passenger transportation underwriters, we also believe, based on our discussions with brokers and customers in the passenger transportation insurance market, that we are the only insurance company offering homogeneous (i.e., to insureds in the same industry) group captive insurance programs to this industry.

Product Management Organization.  We believe we have a competitive advantage in our major lines of business as a result, in part, of our product management focus. Each of our product lines is headed by a manager solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. For example, we are willing to design custom insurance programs, such as unique billing plans and deductibles, for our large transportation customers based on their needs. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. We know of only one other insurance company that uses this type of hybrid product management organization. We believe that most insurance companies rely upon organization structures aligned around functional specialties such as underwriting, actuarial, operations, marketing and claims. The managers of each of these functions typically provide service and support to multiple insurance products under the traditional functional organization. At the Company, product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Our Products

We offer over 20 product lines in the specialty property and casualty insurance market, which we group into four general business components (transportation, alternative risk transfer, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Transportation	$90,751	33.6%	$89,849	39.9%	$91,306	48.7%
Alternative Risk Transfer	103,537	38.4%	72,001	32.0%	52,051	27.8%
Specialty Personal Lines	45,935	17.0%	37,059	16.5%	21,928	11.7%
Hawaii and Alaska	22,486	8.3%	21,812	9.7%	20,655	11.0%
Other	7,327	2.7%	4,263	1.9%	1,621	0.8%

Gross Premiums Written	$270,036	100.0%	$224,984	100.0%	$187,561	100.0%

For 2005, the average range of premiums for our business components and their annual premium average were as follows:

	Premium Range		Annual Premium Average

Transportation	$5,000	- 1,000,000	$66,000
Alternative Risk Transfer	$100,000	- 6,500,000	$567,000
Specialty Personal Lines	$50	- 20,000	$890
Hawaii and Alaska	$350	- 100,000	$4,200

Transportation.  We believe that we are the largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation business accounted for 10.0% or more of the revenues of this component of our business during 2005. We also assume a majority of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for 3.4% of our gross premiums written for the year ended December 31, 2005. We do not have similar arrangements with any other companies.

Alternative Risk Transfer.  We also underwrite, market and distribute truck and passenger transportation alternative risk insurance products, also known as captives. Captives are insurance or reinsurance companies that are owned or “rented” by the participants in the group captive insurance program. Program participants share in the underwriting profits or losses and the investment results associated with the risks being insured by the captive insurance company. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with a captive insurance program.

We support two forms of captive programs — member-owned and rented. In a member-owned captive, the participants form, capitalize and manage their own reinsurance company. In a rental captive, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental captive program pay a fee to the reinsurance company owner to use the reinsurance facility in their captive program; in other words, the participants “rent” it. In both member-owned and rented captives, the Company underwrites and prices the risk, issues the policies and adjusts the claims. A portion of the risk and premium is ceded to the captive insurance company. That captive insurance company serves the same purpose for the captive participants regardless of whether they own the reinsurance company or rent it.

The revenue we earn, our profit margins and the risks we assume are substantially consistent in member owned captives and rented captives. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member owned captive, the participants own and manage their own reinsurance company. Managing an off-shore insurance company includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member owned captive exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. We charge participants in our group rental captive programs a higher premium to fund our expenses related to the managing of our Cayman Island reinsurer used for this purpose. Investment management expenses also are included in the rental fees and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.

All other loss, expense and profit margin components are substantially the same for our member-owned or rental captive insurance programs. The advantage of a member-owned captive program to the participants is the ability to change policy issuing companies and service providers without changing the makeup of their group. Rented captive participants are not obligated to capitalize their own reinsurer. They generally enjoy a slightly lower expense structure and their captive program expenses are fixed for the policy year regardless of the amount of expenses actually incurred to operate the reinsurer and facilitate participant meetings.

The premiums generated by each of the captive insurance programs offered by the Company are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. This loss layer typically involves the first loss layer and, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member owned reinsurance company needed to facilitate the transfer of risk to the participants or provide the rental reinsurance facility that serves the same purpose. In our captive programs, these fees that are charged to the insured as part of their premium range from approximately 29.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in December of 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, known as TRAX Insurance, Ltd., for passenger transportation operators. Since 1996, we have established five additional transportation captives, Calypso for passenger transportation risks, Voyager, Venture and Intermodal for commercial truck operators and PEG for liquefied petroleum gas distributors. We expect to introduce two new transportation captives in the first half of 2006. As of December 31, 2005, we insured more than 140 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2005. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary. Our role in the captive programs is to underwrite the coverages, issue the policies and to act as a reinsurer of the risks. Our affiliated broker frequently serves as the insured’s broker in placing business with our captive insurance programs. We do not provide management services to, or participate in the management or operation of, member-owned captives not affiliated with us. Where participants “rent” a captive program from us, we manage and operate the captive.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Another specialty product that we introduced in November 2004 was a personal use watercraft product. We currently offer our watercraft program in 43 states.

Hawaii and Alaska.  We entered the Hawaii transportation insurance market in 1995. In 1996, following the withdrawal of Pacific Insurance, Ltd., a major insurance provider in that market, we established a physical presence in Hawaii, by employing several of Pacific’s former employees and assuming the agency relationships left by Pacific. The major insurance product managed by this new office was general commercial insurance sold to Hawaiian small business owners, which is still an important part of our business. Since 1996, we have expanded our transportation insurance business in Hawaii and believe that we have become the leading writer of transportation insurance in that state. Through our office in Hawaii, we entered the Alaska insurance market in 2005, offering similar products to those we offer in Hawaii. Alaska produced a nominal contribution to our operations in 2005, but is expected to increase in 2006 and future years.

Geographic Concentration

The following table sets forth the geographic distribution of our direct written premiums for the periods indicated:

	Year Ended December 31,
	2005		2004
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

California	$37,833	14.9%	$28,871	13.7%
Hawaii	24,076	9.5%	23,592	11.2%
North Carolina	19,441	7.6%	14,784	7.0%
Florida	15,982	6.3%	13,882	6.6%
Texas	13,021	5.1%	8,116	3.9%
All other states	144,235	56.6%	121,451	57.6%

Total	$254,588	100.0%	$210,696	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct written premiums by statutory line of business for the periods indicated:

	Year Ended December 31,
	2005		2004
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

Auto and other liability	$155,019	60.9%	$120,550	57.2%
Auto physical damage	56,254	22.1%	53,174	25.2%
Workers’ compensation	37,881	14.9%	33,177	15.8%
Other lines:
Allied lines	460	0.2%	549	0.3%
Commercial multiple peril	1,163	0.4%	1,153	0.5%
Ocean marine	640	0.3%	2	0.0%
Inland marine	3,098	1.2%	2,021	1.0%
Surety	73	0.0%	70	0.0%

All others	5,434	2.1%	3,795	1.8%

Total	$254,588	100.0%	$210,696	100.0%

Underwriting

We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing models. Our pricing strategy enables our product managers to change the rate structure by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data combined with our rigorous approach has permitted us to respond more quickly than our competitors to adverse trends such as the increased auto liability loss severity experienced since 1999 and to obtain accurate pricing and risk selection for each individual account.

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

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, through affiliated agencies and via the Internet. During the year ended December 31, 2005, approximately 83.4% of our direct and assumed premiums written were generated by independent agents and brokers and approximately 16.6% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for an aggregate of 11.2% of our direct premiums written during 2005. Our top two independent brokers at December 31, 2005, were Aon Risk Services of Sacramento and Aon Recreation.

Reinsurance

We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To attempt to mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of A- or better. If a reinsurer is not rated by A.M. Best or their rating falls below A-, our contract with them generally requires that they secure outstanding obligations with cash or a trust or letter of credit that we deem acceptable.

The following table sets forth our six largest reinsurers in terms of amounts receivable as of December 31, 2005. Also shown are the premiums written ceded by us to these reinsurers during 2005.

		Gross	Prepaid		Total		Ceded
	A.M. Best	Reinsurance	Reinsurance		Reinsurance	Percent of	Premiums	Percent of
	Rating	Receivables	Premium		Assets	Total	Written	Total
	(Dollars in thousands)

Platinum Underwriters Reinsurance, Inc.	A	$32,155	$5,380		$37,535	39.5%	$16,079	27.3%
Berkley Insurance Company	A	11,240	1,421		12,661	13.3%	3,914	6.6%
TRAX Insurance Ltd.	—	9,144	902	(1)	10,046	10.6%	11,582	19.7%
TOA Reinsurance Co. of America	A	5,636	504		6,140	6.4%	2,873	4.9%
Great American Insurance Company	A	5,553	1,520		7,073	7.4%	5,119	8.7%
General Reinsurance	A++	3,357	1,068		4,425	4.7%	2,447	4.1%

Subtotal		67,085	10,795		77,880	81.9%	42,014	71.3%
All other reinsurers		10,749	6,421		17,170	18.1%	16,916	28.7%

Total		$77,834	$17,216		$95,050	100.0%	$58,930	100.0%

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned captive insurance program.

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks and we pay Great American a service fee based on these premiums. We also provide Great American administrative services in connection with the public transportation risks that we underwrite on their policies.

Claims Management and Administration

We believe that effective claims management is critical to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost. In 2005, approximately 74% of our first party comprehensive and collision claims were closed within 30 days and approximately 80% of third party property damage claims were investigated and closed within 60 days.

Claims arising under our insurance policies are reviewed, supervised, and handled by our internal claims department. As of December 31, 2005, our claims organization employed 70 people (23% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We use third party administrators only in adjusting property losses on a limited basis, primarily in Hawaii. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2005, adjusters were able to initiate contact with approximately 89% of policyholder claimants within 24 hours of first notice of a loss and approximately 79% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2005, our physical damage settlements in the continental United States averaged savings of approximately 12%, and 11.2% savings in Hawaii for the same periods when compared to claimed damages.

Our captive and specialty programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments, and has dedicated staff resources. In the captive programs, approximately 97% of customers completing our survey in 2005 rated us as timely in our claims handling, and over 93% for the same period rated their claims as thoroughly investigated.

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

We review loss reserve adequacy and claims adjustment effectiveness quarterly. We focus significant management attention on claims reserved above $50,000. Further, our reserves are certified by accredited actuaries from Great American to state regulators annually. Reserves are routinely adjusted as additional information becomes known. These adjustments are reflected in current year operations.

The following tables present the development of our loss reserves, net of reinsurance, on a GAAP basis for the calendar years 1995 through 2005. The top line of each table shows the estimated liability for unpaid losses and loss adjustment expense recorded at the balance sheet date for the indicated years. The next line, “Liability for Unpaid Losses and Loss Adjustment Expenses — As re-estimated at December 31, 2005,” shows the re-estimated liability as of December 31, 2005. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses and
Loss Adjustment Expenses:	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Dollars in thousands)

As originally estimated	$22,511	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444
As re-estimated at December 31, 2005	17,481	16,733	19,146	20,914	24,338	30,064	46,400	63,037	83,862	106,409
Liability re-estimated as of:
One year later	20,983	18,563	19,817	22,643	24,923	32,751	48,494	63,462	84,485	106,409
Two years later	19,571	17,520	19,448	21,948	26,252	33,473	47,479	64,687	83,862
Three years later	18,332	16,632	18,896	21,903	26,380	31,884	47,250	63,037
Four years later	17,696	16,323	19,258	21,608	25,531	29,962	46,400
Five years later	17,304	16,446	18,966	20,542	24,487	30,064
Six years later	17,512	16,666	18,957	20,871	24,338
Seven years later	17,535	16,682	19,064	20,914
Eight years later	17,514	16,673	19,146
Nine years later	17,483	16,733
Ten years later	17,481
Net cumulative (deficiency) redundancy	5,030	2,958	1,851	2,425	2,228	228	2,056	4,125	2,878	5,235
Net cumulative (deficiency) redundancy — %	22.3%	15.0%	8.8%	10.4%	8.4%	0.8%	4.2%	6.1%	3.3%	4.7%
Cumulative paid of:
One year later	7,413	6,583	7,268	8,742	10,307	14,924	18,048	22,792	29,617	37,049
Two years later	11,743	10,605	11,769	14,189	17,637	20,077	28,510	36,927	48,672
Three years later	14,375	12,931	14,980	18,170	20,157	24,313	35,718	48,660
Four years later	15,831	14,653	17,543	19,115	22,383	25,343	40,615
Five years later	16,715	15,642	18,253	20,158	22,762	27,065
Six years later	17,156	16,088	18,573	20,400	23,382
Seven years later	17,217	16,347	18,815	20,675
Eight years later	17,321	16,481	18,999
Nine years later	17,425	16,639
Ten years later	17,454

The following is a reconciliation of our net liability to the gross liability for unpaid losses and loss adjustment expense.

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$22,511	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444
Add reinsurance recoverables	2,997	4,786	6,729	9,519	11,396	12,416	22,395	35,048	41,986	59,387	71,763

Gross liability	$25,508	$24,477	$27,726	$32,858	$37,962	$42,708	$70,851	$102,210	$128,726	$171,031	$223,207

As re-estimated at December 31, 2005
Net liability shown above	$17,481	$16,733	$19,146	$20,914	$24,338	$30,064	$46,400	$63,037	$83,862	$106,409	N/A
Add reinsurance recoverables reestimated	994	2,348	5,509	5,031	6,884	12,765	33,642	47,899	51,389	63,338	N/A

Gross liability	$18,475	$19,081	$24,655	$25,945	$31,222	$42,829	$80,042	$110,936	$135,251	$169,747	N/A

Gross cumulative (deficiency) redundancy	$7,033	$5,396	$3,071	$6,913	$6,740	$(121)	$(9,191)	$(8,726)	$(6,525)	$1,284	N/A

Gross cumulative (deficiency) redundancy — %	27.6%	22.0%	11.1%	21.0%	17.8%	−0.3%	−13.0%	−8.5%	−5.1%	0.8%	N/A

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

The preceding table shows the Company’s calendar year development or savings for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2005, the Company’s liability on a gross basis was $223.2 million and the Company’s asset for ceded reserves was $71.8 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by the Company is much greater and therefore more volatile than the range of dollar limits it retains. Because of this greater volatility it is more difficult to determine ceded reserves (particularly IBNR) and to properly allocate them to accident years. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development or savings affects the Company’s income for the year while ceded reserve development or savings affects the income of reinsurers.

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

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2005	2004

Cash and Cash Equivalents	2.3%	4.4%
Short Term Investments	2.5%	2.2%
Fixed Maturities:
US Government and government agencies	58.8%	60.1%
State and local government obligations	13.4%	13.7%
Corporate obligations	13.2%	12.5%

Total fixed Maturities	85.4%	86.3%
Equity securities	9.8%	7.1%

Total	100.0%	100.0%

	Year Ended December 31,
	2005	2004	2003

Yield on fixed maturities:
Excluding realized gains and losses	4.3%	4.7%	4.8%
Including realized gains and losses	4.3%	5.2%	6.4%
Yield on equity securities:
Excluding realized gains and losses	4.3%	4.7%	5.1%
Including realized gains and losses	5.4%	10.0%	3.9%
Yield on all investments:
Excluding realized gains and losses	4.3%	4.7%	4.9%
Including realized gains and losses	4.4%	5.6%	6.2%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. In prior periods, we have compared our fixed maturity returns to the Lehman Brothers U.S. Universal Bond Index, which is a broad based index that includes some sectors not represented in our portfolio. The Merrill Lynch U.S. Bond Indices presented are more representative of the current composite of our portfolio. However, comparisons of our fixed maturity portfolio to the Merrill Lynch indices may be affected by the particular weighting of the sectors. Both our performance and the indices include changes in unrealized gains and losses.

	Year Ended December 31,
	2005	2004	2003

Fixed maturities:
National Interstate Total Return on Fixed Maturities	2.5%	5.1%	6.1%
Merrill Lynch U.S. Treasuries, 3-5 Yrs	0.9%	2.1%	2.5%
Merrill Lynch U.S. Agencies, 3-5 Yrs	1.1%	2.7%	2.6%
Merrill Lynch U.S. Corporates, BBB-A Rated, 3-5 Yrs	0.7%	3.6%	7.5%
Lehman Universal Bond Index	2.7%	5.0%	5.8%
Equity securities:
National Interstate Total Return on Equity Securities	5.1%	5.9%	22.7%
Standard & Poor’s 500 Index	4.9%	10.9%	28.7%

Fixed Maturity Investments

Our fixed maturity portfolio is invested primarily in investment grade bonds. The National Association of Insurance Commissioners, or “NAIC”, assigns quality ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our bonds by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2005:

NAIC
Designation	Comparable S&P Rating	Amortized Cost	Fair Value	% of Total
		(Dollars in thousands)

1	AAA, AA, A	$268,482	$264,321	97.0%
2	BBB	6,204	6,009	2.2%

	Total Investment Grade	274,686	270,330	99.2%
3	BB	1,640	1,653	0.6%
4	B	505	495	0.2%
5,6	CCC, CC, C, D	98	100	0.0%

	Total Non-Investment Grade	2,243	2,248	0.8%

	Total	$276,929	$272,578	100.0%

The maturity distribution of fixed maturity investments held as of December 31, 2005 and 2004 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay obligations):

	December 31, 2005		December 31, 2004
		% of		% of
	Fair Value	Total	Fair Value	Total
	(Dollars in thousands)

One year or less	$6,269	2.3%	$2,725	1.3%
More than one year to five years	116,784	42.8%	76,102	36.9%
More than five years to ten years	119,288	43.8%	103,294	50.1%
More than ten years	30,237	11.1%	24,100	11.7%

Total fixed maturities	$272,578	100.0%	$206,221	100.0%

Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2005, the weighted average modified duration (unadjusted for call provision) was approximately 4.9 years, the weighted average effective duration was 3.0 years and the average maturity was 5.9 years. The concept of weighted average effective duration takes into consideration the probability of having the various call features associated with many of the fixed-income securities we hold exercised. Fixed income securities are frequently issued with call provisions that provide the option of accelerating the maturity of the security at the option of the issuer.

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

We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our long-tenured management, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and will readily sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries will generally experience a decline in business until market pricing returns to what we view as profitable levels.

Ratings

In June 2004, A.M. Best assigned our current group rating of “A” (Excellent) to our insurance company. According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. This rating is subject to periodic review and may be revised downward, upward, or revoked at the sole discretion of A.M. Best. Any changes in our rating category could affect our competitive position.

Regulation

State Regulation

General

Our insurance subsidiaries are subject to regulation in all fifty states, Washington D.C. and the Cayman Islands. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the state insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Hawaii, Pennsylvania or Cayman Islands regulatory authorities before the transaction takes place.

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

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under Statutory accounting principles, or “SAP”, relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies domiciled in their states, generally once every three to five years, although target financial, market conduct, and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the NAIC. The Company’s last financial examination was completed by the Ohio Department of Insurance on June 18, 2003 for the period ending December 31, 2001. We were notified in 2005 that Departments of Insurance from Ohio, Pennsylvania and Hawaii will be examining the Company’s insurance subsidiaries in 2006 for the period ending December 31, 2005. We expect the State of Ohio to coordinate this examination. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability. We have not been notified by any regulatory agency that we are in violation of any of the applicable laws and regulations referred to above nor are we aware of any such violation.

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

Statutory Accounting Principles

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. Generally accepted accounting principles (“GAAP”) gives more consideration to matching of revenue and expenses than SAP. As a result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

SAP established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

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

The maximum amount of dividends that our insurance companies could pay to us in 2006 without seeking regulatory approval is $29.3 million. Our insurance subsidiaries paid no dividends in 2005 and paid $2.1 million in dividends without the need for regulatory approval in 2004.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $1.2 million, $1.5 million and $1.2 million in the years ended 2005, 2004 and 2003, respectively. Our estimated liability for anticipated assessments was $2.5 million as of December 31, 2005.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2005, the capital ratios of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including, age and sex discrimination, consumer privacy, terrorism and federal taxation, do affect our insurance business. There is legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumers of financial institutions, specifically in the area of information security and restrictions on the use of consumer credit information. These statutes and implementing regulations could affect our current business processes and our ability to market our products or otherwise limit the nature or scope of our insurance operations.

The Terrorism Risk Insurance Act

The Terrorism Risk Insurance Act of 2002, which established a federal backstop program for commercial/property casualty losses resulting from foreign acts of terrorism, was originally scheduled to expire on December 31, 2005, but was extended through December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005. The Act continues to require commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are no longer included in the program. Industry deductible levels were increased and the “event trigger” under the Act now provides that in the case of a certified act of terrorism occurring after March 31, 2006, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $50 million for the rest of 2006 and $100 million in 2007. The federal government will pay 90% of covered terrorism losses above insurer retention levels in 2006 and 85% of covered terrorism losses in 2007.

The Company is continuing to take the steps necessary to comply with the Act, as well as the state regulations implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). The Company does not anticipate terrorism losses to have a material impact on its results of operations.

To our knowledge and based on our internal review and control process for compliance, we believe that for the last three years we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees

At December 31, 2005, we employed 285 people. None of our employees are covered by collective bargaining arrangements.

ITEM 1A  Risk Factors

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

All material risks and uncertainties currently known regarding our business operations are included in this section. If any of the following risks, or other risks and uncertainties that we have not yet identified or that we currently consider not to be material, actually occur, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

If we expand our operations too rapidly and do not manage that expansion effectively, our financial performance could be adversely affected.

We have experienced rapid growth since our incorporation in January of 1989. We intend to continue to grow by developing new products, expanding into new product lines, expanding our insurance distribution network and, possibly, making strategic acquisitions (including the recently completed acquisition of TCC effective January 1, 2006). Continued growth will impose significant demands on our management, including the need to identify, recruit, maintain and integrate additional employees. We may experience higher than anticipated indemnity losses arising from new and expanded insurance products. In addition, our systems, procedures and internal controls may not be adequate to support our operations as they expand. Any failure by us to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates may not accurately reflect our future growth rates or our growth potential.

Because we are primarily a transportation insurer, conditions in that industry could adversely affect our business.

Approximately 72.0% of our gross written premiums for the year ended December 31, 2005 and 71.9% for the year ended December 31, 2004 were generated from transportation insurance policies including captive programs for transportation companies. Adverse developments in the market for transportation insurance could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. We believe we are currently in the part of the cycle marked by increased price competition, as compared to the peak of the hard market in 2002 and 2003. These fluctuations in the business cycle could negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, floods, hurricanes, tornadoes and earthquakes, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased litigation of claims may also negatively impact our profitability.

Our growth strategy includes expanding into product lines in which we have limited experience.

We are continually evaluating new lines of business to add to our product mix. In some instances we have limited experience with marketing and managing these new product lines and insuring the types of risks involved. Our failure to effectively analyze new underwriting risks, set adequate premium rates and establish reserves for these new products, or efficiently adjust claims arising from these new products, could have a material adverse effect on our business, financial condition or results of operations. During the start up period for new products, we generally set more conservative loss reserves, which could adversely affect our statutory capital, net income and dividends.

We face competition from companies with greater financial resources, broader product lines, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, Lincoln General Insurance Company (a subsidiary of Kingsway Financial Services, Inc.), RLI Corporation, Progressive Corporation, Northland Insurance Company (a subsidiary of St. Paul Travelers Corporation), Island Insurance Company, Clarendon Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation) and American Modern Home Insurance Company (a subsidiary of The Midland Company). Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop alternative risk transfer programs (often known as captive insurance), attracting new customers as well as transitioning existing traditional customers into the alternative risk transfer programs which constituted approximately 38.4% of our gross premiums written as of December 31, 2005. We believe these programs help solidify the customer relationship and the retention of our customer base. A departure of an entire captive program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 27.1% of our direct premiums written during the year ended December 31, 2005, and our top two independent agents/brokers accounted for an aggregate of 11.2% of our direct premiums written during the year ended December 31, 2005. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

We are subject to comprehensive regulation, and our ability to earn profits may be restricted by these regulations.

We are subject to comprehensive regulation by government agencies in the states and foreign jurisdictions where our insurance company subsidiaries are domiciled (Ohio, Hawaii, Pennsylvania and the Cayman Islands) and, to a lesser degree, where these subsidiaries issue policies and handle claims. Failure by one of our insurance company subsidiaries to meet regulatory requirements could subject us to regulatory action. The regulations and associated examinations may have the effect of limiting our liquidity and may adversely affect results of operations. We must comply with statutes and regulations relating to, among other things:

•	statutory capital and surplus and reserve requirements;

•	standards of solvency that must be met and maintained;

•	payment of dividends;

•	changes of control of insurance companies;

•	transactions between an insurance company and any of its affiliates;

•	licensing of insurers and their agents;

•	types of insurance that may be written;

•	market conduct, including underwriting and claims practices;

•	provisions for unearned premiums, losses and other obligations;

•	ability to enter and exit certain insurance markets;

•	nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy;

•	privacy practices;

•	deposits of securities for the benefit of policyholders;

•	prior approval of certain corporate transactions;

•	payment of sales compensation to third parties;

•	approval of policy forms; and

•	guaranty fund and voluntary market regulations and assessments.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. The Company’s last financial examination was completed by the Ohio Department of Insurance on June 18, 2003 for the period ending December 31, 2001. We were notified in 2005 that Departments of Insurance from Ohio, Pennsylvania and Hawaii will be examining the Company’s insurance subsidiaries in 2006 for the period ending December 31, 2005. We expect the state of Ohio to coordinate this examination. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability. We have not been notified by any regulatory agency that we are in violation of any of the applicable laws and regulations referred to above nor are we aware of any such violation.

In addition, insurance-related laws and regulations may become more restrictive in the future, and new restrictive laws may be enacted. New or more restrictive regulation in the future, including changes in current tax or other regulatory interpretations affecting the alternative risk transfer insurance model, could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. For a further discussion of the regulatory framework in which we operate, see the subsection of “Business” entitled “Regulation.”

As a holding company, we are dependent on the results of operations of our insurance company subsidiaries to meet our obligations and pay future dividends.

The Company is a holding company and a legal entity separate and distinct from its insurance company subsidiaries. As a holding company without significant operations of its own, one of the Company’s sources of funds are dividends and other distributions from its insurance company subsidiaries. As discussed under the subsection of “Business” entitled “Regulation,” statutory and regulatory restrictions limit the aggregate amount of dividends or other distributions that our insurance subsidiaries may declare or pay within any twelve-month period without advance regulatory approval, and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to our shareholders or to pay corporate expenses.

We are currently rated “A” (Excellent) by A.M. Best, their third highest rating out of 16 rating categories. A decline in our rating below “A−” could adversely affect our position in the insurance market, make it more difficult to market our insurance products and cause our premiums and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns us a financial strength rating of “A” (Excellent). This is a recent upgrade from our previous rating of “A−” prior to June 2004. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. It is not an evaluation of an investment in our common shares, nor is it directed to investors in our common shares and is not a recommendation to buy, sell or hold our common shares. This rating is subject to periodic review and may be revised downward, upward, or revoked at the sole discretion of A.M. Best.

If our rating is reduced by A.M. Best below our previous rating of “A−”, we believe that our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business, as such business could move to other competitors with higher ratings, causing premiums and earnings to decrease.

New claim and coverage issues are continually emerging in the insurance industry, and these new issues could negatively impact our revenues, our business operations or our reputation.

As insurance industry practices and regulatory, judicial, and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target property and casualty insurers in purported class action litigation relating to claims handling and insurance sales practices. A recent example of emerging class action litigation relates to the use of an applicant’s credit rating as a factor in making risk selection and pricing decisions. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on our insurance business by extending coverage beyond our underwriting intent, increasing the size of claims or otherwise requiring us to change our business practices. The effects of unforeseen emerging claim and coverage issues could negatively impact our revenues, results of operations and our reputation.

If our claims payments and related expenses exceed our reserves, our financial condition and results of operations could be adversely affected.

Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and loss adjustment expenses incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of our expectations regarding the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, assessments of currently available data, historical claims information, as well as estimates and assumptions regarding future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Each year, our reserves are certified by an accredited actuary from Great American.

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on our future actual losses and loss adjustment expense experience:

•	the amount of claims payments;

•	the expenses that we incur in resolving claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

Such developments could cause our level of reserves to be inadequate. To the extent that actual losses and loss adjustment expenses exceed expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing reserves. When we increase reserves, the pre-tax income for the period in which we do so will decrease by a corresponding amount. In addition to having a negative effect on reserves and pre-tax income, increasing or “strengthening” reserves causes a reduction in our insurance companies’ surplus and could cause a downgrading of the rating of our insurance company subsidiaries. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Our inability to retain our senior executives and other key personnel could adversely affect our business.

Our success depends in part upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. The Company’s loss of certain senior executives and other key personnel or the failure to attract and develop talented new executives and managers could adversely affect our business. We currently have an employee retention agreement with only one member of our executive management.

Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2005, 87.2% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities and 10.3% was invested in equity securities. As of December 31, 2005, approximately 68.7% of our fixed maturity portfolio was invested in U.S. Government and government agency fixed income securities and approximately 97.0% was invested in fixed maturities rated “AAA”, “AA” and “A” by Standard & Poor’s Corporation.

Certain risks are inherent in investing in fixed maturities including loss upon default and price volatility in reaction to changes in interest rates and general market factors. The fair value of our fixed maturities will fluctuate as interest rates change. The current environment of increasing interest rates may cause the market value of our fixed maturities to decrease. At December 31, 2005, we had pretax net unrealized losses of $4.4 million on fixed maturities. Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investment losses would significantly decrease our asset base, and affect our ability to underwrite new business.

Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated.

We may not be successful in reducing our risk and increasing our underwriting capacity through reinsurance arrangements, which could adversely affect our business, financial condition and results of operations.

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 21.8% and 26.0%, respectively, of our gross premiums written for the year ended December 31, 2005 and 2004. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We have recently increased our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all.

As of December 31, 2005, we had a total of $68.7 million of unsecured reinsurance recoverables and our largest unsecured recoverable from a single reinsurer, Platinum Underwriters Reinsurance, was $32.2 million. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

With respect to our insurance programs, we are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to the captives or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these alternative risk transfer programs. We typically collateralize balances due through funds withheld or letters of credit. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. No assurance can be given, however, regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

We may not be successful in executing our business plan for our US Virgin Islands servicing operations.

Hudson Management Group, Ltd. was formed on July 29, 2004 and received approval of its application to the US Virgin Islands Economic Development Commission for a grant of certain tax abatements and other benefits in June, 2005. We have hired an initial staff of professionals, but in order to execute our business plan, we will need to hire additional qualified professionals and possibly obtain additional regulatory approvals. We also need to establish critical market relationships with our insurance customers and adopt procedures and controls necessary to operate effectively and profitably. Finally, we have developed a business strategy for our US Virgin Islands servicing operations based on professional advice and available guidance from the Internal Revenue Service. Our failure to effectively implement our business plan could prevent us from realizing our US Virgin Islands operating efficiencies.

Your interests as a holder of our common shares may be different than the interests of our majority shareholder, Great American Insurance Company.

As of December 31, 2005, American Financial Group, Inc., through its wholly-owned subsidiary Great American, owns 53.5% of our outstanding common shares. The interests of American Financial Group, Inc. may differ from the interests of our other shareholders. American Financial Group, Inc.’s representatives hold four out of eight seats of our Board of Directors. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

Subject to the terms of our right of first refusal to purchase its shares in certain circumstances, American Financial Group, Inc. may be able to prevent or cause a change of control of the Company by either voting its shares against or for a change of control or selling its shares and causing a change of control. The ability of our majority shareholder to prevent or cause a change of control could delay or prevent a change of control, or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our common shares could be adversely affected.

We may have conflicts of interest with our majority shareholder, Great American Insurance Company, that we are unable to resolve in our favor.

From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.

We rely on Great American to provide certain services to us including internal audit, actuarial, legal, and other support services. If Great American no longer controlled a majority of our shares, it is possible that many of these services would cease or, alternatively be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses.

Provisions in our organizational documents, Ohio corporate law and the insurance laws of Ohio, Pennsylvania and Hawaii could impede an attempt to replace or remove our management or Directors or prevent or delay a merger or sale, which could diminish the value of our common shares.

Our Amended and Restated Articles of Incorporation and Code of Regulations, the corporate laws of Ohio and the insurance laws of various states contain provisions that could impede an attempt to replace or remove our management or Directors or prevent the sale of our Company that shareholders might consider to be in their best interests. These provisions include, among others:

•	a classified Board of Directors consisting of eight Directors divided into two classes;

•	the inability of our shareholders to remove a Director from the Board without “cause;”

•	requiring a vote of holders of 50% of the common shares to call a special meeting of the shareholders;

•	requiring a two-thirds vote to amend the shareholder protection provisions of our Code of Regulations and to amend the Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of our shares represented at a special meeting of shareholders;

•	excluding the voting power of interested shares to approve a “control share acquisition” under Ohio law; and

•	prohibiting a merger, consolidation, combination or majority share acquisition between us and an interested shareholder or an affiliate of an interested shareholder for a period of three years from the date on which the shareholder first became an interested shareholder, unless previously approved by our Board.

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of our common shares offered by a bidder in a potential takeover. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts.

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the States of Ohio, Hawaii and Pennsylvania, where our U.S. insurance companies are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of our aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts. See the subsection of “Business” entitled “Regulation.”

Future sales of our common shares may affect the trading price of our common shares.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the trading price of our common shares. Sales of substantial amounts of our common shares in the public market by Great American Insurance Company or our other shareholders, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares. If such sales reduce the market price of our common shares, our ability to raise additional capital in the equity markets may be adversely affected.

Great American and Alan Spachman, our Chairman and President, currently have the right to require us to register all of their common shares, subject to restrictions. Great American and Alan Spachman own 10,200,000 and 3,080,000, respectively, of the Company’s issued and outstanding shares. We are now obligated to register the shares of Great American (and those of our President and Chairman Alan Spachman) and intend to file a registration statement on Form S-3, covering all such shares, immediately following the release of this Annual Report on

Form 10-K. Upon the effectiveness of any such registration statement, all shares covered by that registration statement could be sold into the public markets. In addition, we filed a registration statement on Form S-8 under the Securities Act to register 1,338,800 of the common shares issued or reserved for issuance for awards granted under our Long Term Incentive Plan. Shares registered under the registration statement on Form S-8 also could be sold into the public markets, subject to applicable vesting provisions and any volume limitations and other restrictions applicable to our officers and Directors selling shares under Rule 144. The sale of the shares under these registration statements in the public market, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares.

We completed our initial public offering in February 2005, and we do not have a significant presence in the market. You may have difficulty selling your common shares because of the limited trading volume for such shares.

As a new public company whose common shares recently began trading on the Nasdaq National Market, there may be less coverage by security analysts, the trading price may be lower, and it may be more difficult for our shareholders to dispose of their common shares due to the lower trading volume in our common shares. Our lack of a significant presence in the market could serve to limit the distribution of news relating to National Interstate and limit investor interest in our common shares. In addition, the Company does not manage analysts’ or investors’ earnings expectations. One or more of these factors could result in price volatility and serve to depress the liquidity and market prices of our common shares.

We face ongoing challenges as a result of being a public company and our financial results could be adversely affected.

As a public company, we incur significant legal, accounting and other expenses that result from corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and the National Association of Securities Dealers. We expect these rules and regulations to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We continue to evaluate and monitor developments with respect to compliance with public company requirements, and we cannot predict or estimate the amount or timing of additional costs we may incur.

Once we become an accelerated filer, as defined by Securities and Exchange Commission rules and regulations, we will be required to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. This will occur for the year ending December 31, 2006. We have committed a significant amount of resources to cure any internal control deficiencies in advance of that deadline. Any failure to do so could adversely impact our operating results.

ITEM 1B  Unresolved Staff Comments

None.

ITEM 2	Properties

We own our corporate headquarters building and the surrounding real estate located in Richfield, Ohio. The site consists of approximately 98,000 square feet of office space on ten acres. We occupy approximately 72,000 square feet and lease the remainder to an unaffiliated tenant. We lease office space in Duluth, Georgia; Honolulu, Hawaii; Mechanicsburg, Pennsylvania; and St. Thomas in the United States Virgin Islands. These leases account for approximately 17,100 square feet of office space. These leases expire within sixty months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $23,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

ITEM 3	Legal Proceedings

Please refer to “Forward — Looking Statements” following the Index in front of this Form 10-K.

From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

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

Market Information

The Company’s Common Stock has been listed and traded on the Nasdaq National Market under the symbol NATL, since January 28, 2005. Prior to such date, there was no established public trading market for our common stock. The information presented in the table below represents the high and low sales prices per share reported on the Nasdaq National Market for the periods indicated.

High and low sales prices per share reported on the Nasdaq National Market

	2005		2004
	High	Low	High	Low

January 28, 2005 - March 31, 2005	$19.15	$13.50	N/A	N/A
Second Quarter	21.64	14.75	N/A	N/A
Third Quarter	20.24	15.61	N/A	N/A
Fourth Quarter	21.45	13.91	N/A	N/A

There were approximately 61 shareholders of record of NATL Common Stock at March 1, 2006. For purposes of this determination, Cede & Co., the nominee for the Depository Trust Company is treated as one holder.

Dividend Policy

The declaration and payment of dividends remains subject to the discretion of the Board of Directors, and will depend on, among other things, the Corporation’s financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries, and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our junior subordinated debentures, our failure to make payment obligations with respect to such debentures or our election to defer interest payments on the debentures.

We are a holding company without significant operations of our own; our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

The Company declared and paid a dividend of $0.04 per share in the third quarter of 2005. The Board of Directors of the Company then instituted a policy authorizing the Company to pay quarterly dividends on its common shares in an amount to be determined at each quarterly Board of Directors meeting, beginning with a $0.04 per share dividend in the fourth quarter in 2005. The Company did not declare or pay dividends during the first two quarters of 2005 or during 2004.

Equity Compensation Plan Information

The following reflects certain information about shares of the Company’s Common Stock authorized for issuance (at December 31, 2005) under compensation plans.

	Number of Securities to be		Number of Securities Available For Future
	Issued upon Exercise of	Weighted-Average Exercise	Issuance under Equity Compensation Plans
Equity Compensation	Outstanding Options	Price of Outstanding	(Excluding Securities Reflected in Column (a))
Plans	(a)	Options (b)	(c)

Approved by shareholders	785,000	$12.43	377,400
Not approved by shareholders	none	N/A	none

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Operating Data:
Gross premiums written(1)	$270,036	$224,984	$187,561	$121,747	$98,132

Net premiums written(2)	$211,106	$166,419	$141,924	$93,516	$74,262

Premiums earned	$194,397	$156,908	$126,364	$87,356	$72,256
Net investment income	12,527	8,613	5,772	4,513	3,725
Net realized gains (losses)	278	1,661	1,529	(386)	469
Other income	1,974	1,967	2,211	3,367	2,477

Total revenues	209,176	169,149	135,876	94,850	78,927
Losses and loss adjustment expenses	117,449	92,008	68,798	55,049	52,565
Commissions and other underwriting expense	35,741	34,201	30,038	24,156	21,940
Other operating and general expenses	9,428	6,888	4,893	3,928	2,398
Interest expense	1,421	1,610	1,043	193	329

Total expenses	164,039	134,707	104,772	83,326	77,232

Income before income taxes	45,137	34,442	31,104	11,524	1,695
Provision for income taxes	14,857	11,674	11,260	3,236	487

Net income	$30,280	$22,768	$19,844	$8,288	$1,208

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(3)	60.4%	58.6%	54.4%	63.0%	72.7%
Underwriting expense ratio(4)	22.2%	24.9%	25.9%	28.3%	30.2%

Combined ratio(5)	82.6%	83.5%	80.3%	91.3%	102.9%

Return on equity(6)	28.5%	37.2%	49.9%	31.2%	5.4%
Per Share Data(7):
Earnings per common share, basic	$1.62	$1.50	$1.32	$0.49	$0.07
Earnings per common share, assuming dilution	1.60	1.47	1.29	0.49	0.07
Book value per common share, basic (at period end)	$7.32	$4.69	$3.31	$1.99	$1.32
Weighted average number of common shares outstanding, basic	18,737	15,171	15,057	16,805	17,583
Weighted average number of common shares outstanding, diluted	18,975	15,480	15,347	16,949	17,674
Common shares outstanding (at period end)	19,055	15,530	15,024	15,074	17,575
Cash dividends per common share	$0.08	$—	$—	$—	$—

	At December 31,
	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and investments	$320,220	$238,951	$167,622	$110,454	$87,194
Reinsurance recoverable	77,834	63,128	43,119	37,732	23,166
Total assets	523,003	401,236	300,656	210,369	162,279
Unpaid losses and loss adjustment expenses	223,207	171,031	128,726	102,210	70,852
Long-term debt(8)	16,297	32,547	18,901	6,583	9,207
Total shareholders’ equity	139,533	72,789	49,680	29,932	23,198

	At and for the Year Ended December 31,
	2005	2004	2003	2002	2001

Selected Statutory Data(9):
Policyholder surplus(10)	$122,825	$92,124	$58,621	$36,944	$33,982
Combined ratio(11)	77.1%	81.3%	81.7%	90.8%	103.4%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross written premiums less premiums ceded to reinsurance companies.

(3)	The ratio of losses and loss adjustment expenses to premiums earned.

(4)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

(5)	The sum of the loss and loss adjustment expense ratio and the underwriting expense ratio.

(6)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the period.

(7)	Adjusted to reflect a 200-for-1 share split effective December 6, 2004.

(8)	The 2004 data includes $15.0 million note payable to Great American, junior subordinated debt and bank debt.

(9)	While financial data is reported in accordance with accounting principles generally accepted in the United States, or GAAP, for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiary, National Interstate Insurance Company of Hawaii.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and loss adjustment expenses incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to “Forward Looking Statements” following the Index in front of this 10-K.

The following discussion and analysis of the historical consolidated financial statements of the Company should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K. All historical per share amounts reflect a 200-for-1 share split as discussed elsewhere in this Form 10-K and the reclassification of all Class A common shares as common shares effective December 6, 2004.

Overview

The Company is a holding company with operations being conducted by subsidiaries.

Our specialty property and casualty insurance operations are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by the Company and its subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include property and casualty insurance for transportation companies (33.6% of 2005 gross written premiums), captive programs for transportation companies that we refer to as our alternative risk transfer operations (38.4%), specialty personal lines, primarily recreational vehicle coverage (17.0%) and transportation and general commercial insurance in Hawaii and Alaska (8.4%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

The Company and its subsidiaries write insurance for various sizes of transportation fleets. We do not believe that smaller fleets that generate annual premiums of less than $100,000 are large enough to retain the risks associated with participation in one of the captive programs we currently offer. Because there are more smaller fleets, we have more opportunities to write smaller risks than larger ones. As general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for the Company. During periods of economic downturn, such as immediately following September 11, 2001, the smaller risks are more prone to failure because leisure travel decreases and there is consolidation in the industry. An increase in the number of larger risks results in more prospective captive insurance customers. By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and alternative risk transfer customers based on our assumptions regarding future economic and competitive conditions. We generally incur low start-up costs for new businesses, typically less than $500,000 incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled ramp up of businesses, allow us to manage costs and match them with the revenue flow.

The factors that impact our growth rate are consistent across all products. However, the trends impacting each of these factors may vary from time to time for individual products. Those factors are as follows:

Submissions

•	The increase or decrease in the number of new applications we receive. This is influenced by the effectiveness of our marketing activities compared to the marketing activities of our competitors in each market.

•	The change in the number of current policyholders that are available for a renewal quote. The number of policyholders available for renewal changes based upon the economic conditions impacting our customer groups and the extent of consolidation that may be taking place within the industries we support.

Quotes

•	The change in the percentage of the new applications received that do not receive a Company quote. We do not quote risks that do not meet our risk selection criteria or for which we have not been provided complete application data. We refer to this ratio as the “declination ratio” and an increasing declination ratio usually results in reduced opportunities to write new business.

Sales

•	The change in percentage of the quotes we issue that are actually sold. We refer to this ratio as the “hit ratio.” Hit ratios are affected by the number of competitors, the prices quoted by these competitors and the degree of difference between the competitors’ pricing, terms and conditions and ours.

Rates

•	The change in our rate structure from period to period. The rates we file and quote are impacted by several factors including: the cost and extent of the reinsurance we purchase; our operating efficiencies; our average loss costs, which reflect the effectiveness of our underwriting routines; our underwriting profit expectations; and our claims adjusting processes. The difference between our rates and the rates of our competitors is the primary factor impacting the revenue growth of our established product lines.

Product Offerings and Distribution

•	We operate in multiple markets with multiple distribution approaches to attempt to reduce the probability that an adverse competitive response in any single market will have a significant impact on our overall business. We also attempt to maintain several new products, product line extensions or product distribution approaches in an active development status so we are able to take advantage of market opportunities. We select from potential new product ideas based on our stated new business criteria and the anticipated competitive response.

Industry and Trends

The property and casualty insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity (soft market) followed by periods of high premium rates and shortages of underwriting capacity (hard market). We believe that the commercial transportation market is currently in the part of the cycle that can best be described as softening as compared to the peak of the hard market in 2002 and 2003. In 2001, we perceived the market starting to firm and we believe it remained hard in 2002 and through the first half of 2003. In the second half of 2003, we perceived early indications of some softening. The cyclical nature of the industry impacts our business operations. For passenger transportation, distressed operators (whether distressed due to being insured by other insurance companies that have raised rates or exited the market, or due to having less than desirable risk characteristics) continue to be heavily marketed to us by brokers causing an increase in our new business declination rates. In addition, renewal retention rates for all transportation continue at levels we view as favorable, however, our renewal rate increases were lower in 2005 than the increases attained from mid-2001 through 2004.

Increased rate levels beyond those necessary to keep up with inflation and achieve our planned financial targets have resulted in the Company attaining combined ratios in recent periods that have enabled us to achieve our corporate objective of maintaining a combined ratio of 96.0% or lower. While our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 88.1%. Our GAAP combined ratio was 82.6% in 2005, 83.5% in 2004, 80.3% in 2003, 91.3% in 2002 and 102.9% in 2001. We believe the following factors have contributed to this performance:

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

For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in

Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results. Severe hurricanes in the third and fourth quarter of 2005 and the same period in 2004 resulted in approximately $3.4 million and $2.6 million, respectively, in total incurred losses.

Our transportation insurance business in particular also is affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs and adjust our pricing routines to attempt to more accurately project the future costs associated with insurance claims. Historically, these increased costs have not had a material adverse impact on our results. Of course, we would expect a negative impact on our future results if we fail to properly account for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. The Company continuously strives to improve its underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

To succeed as a transportation underwriter and personal lines underwriter, we must understand and be able to quantify the different risk characteristics of the operations we consider quoting. Certain coverages are more stable and predictable than others and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal and legal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect the Company’s future profitability. We believe our product management organization provides the focus on a specific risk class needed to stay current with the trends affecting each specific class of business we write.

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases continued during 2005, but at a reduced pace and level as compared to 2004 and 2003. As with all property and casualty companies, the beneficial impact of these price increases is reflected in our financial results over time. We implement price increases on our in-force policies as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the higher rate.

There are distinct differences in the timing of written premiums in traditional transportation insurance and our alternative risk transfer (captive) insurance components. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under the captive programs, all members of the group share a common expiration date. These common expiration dates are scheduled throughout the calendar year, with a majority renewing during the first half of the year. Any new captive program participant written during the last half of the calendar year will be written for less than a full annual term so its next renewal date coincides with the common expiration date of the captive program it has joined. The alternative risk transfer component of our business grew to 38.4% of total gross premium written during 2005 as compared to 32.0% in 2004. This includes recognition of the Company and its subsidiaries’ traditional transportation policyholders that elected to convert to a captive program in 2005. Our traditional transportation insurance premiums are relatively unchanged as compared to 2004, reflecting the conversion of traditional transportation policyholders to the captive program.

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

All of our transportation products, traditional or alternative risk transfer, are priced to achieve targeted underwriting margins. Because traditional insurance tends to have a higher operating expense structure, the portion of the premiums available to pay losses tends to be lower for a traditional insurance quote versus an alternative risk transfer insurance quote. We use a cost plus pricing approach that projects future losses based upon the insured’s historic losses and other factors. Operating expenses, premium taxes, expenses and a profit margin are then added to the projected loss component to achieve the total premium to be quoted. The lower the projected losses, expenses and taxes, the lower the total quoted premiums regardless of whether it is a traditional or alternate risk transfer program quotation. Quoted premiums are computed in accordance with our approved insurance department filings in each state.

Our specialty personal lines products are also priced to achieve targeted underwriting margins. The average premium per policy for this business component is significantly less than transportation lines.

We employ what we consider to be a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The primary goal of our investment policy is to preserve principal while optimizing income.

Expenses

Our expenses consist primarily of losses and loss adjustment expenses, or “LAE”; commissions and other underwriting expenses; and other operating and general expenses. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and LAE between the beginning and the end of the period. Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes. Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans) and other general operating expenses. Other than expenses relating to stock options and other equity grants, our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses are disclosed separately from operating and general expenses.

Results of Operations

Overview

The Company’s net earnings for 2005 were $30.3 million or $1.60 per share (diluted), compared to $22.8 million or $1.47 per share (diluted) recorded in 2004. The Company’s earnings increased 33.0% compared to the same period in 2004. There are several factors that contributed to the increase in net earnings including continued growth in earned premium with loss and LAE trends that as expected, have shown a slight deterioration in 2005, but have been consistently favorable since 2004. The Company’s commissions and other underwriting expenses as a percentage of premiums earned are lower in 2005 than 2004, as a result of reductions in our estimated expenses related to insolvencies and other state fees and continued leverage of fixed expenses. While expenses are higher in response to building our infrastructure and other related expenses of operating as a public entity, our overall increase in fixed expenses was lower than the revenue growth for 2005. Our investment portfolio has grown 40.2% during the year contributing to a 45.4% increase in investment income.

Underwriting

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. Since 2000, our insurance subsidiaries have been increasing their premium rates to offset rising losses and reinsurance costs. Rate increases have continued during 2005, but at a reduced pace and level as compared to 2004 and 2003.

The table below presents our net earned premiums and combined ratios for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Gross premiums written	$270,036	$224,984	$187,561
Ceded reinsurance	(58,930)	(58,565)	(45,637)

Net premiums written	211,106	166,419	141,924
Change in unearned premiums, net of ceded	(16,709)	(9,511)	(15,560)

Net earned premiums	$194,397	$156,908	$126,364

Combined Ratios:
Loss and LAE ratio(1)	60.4%	58.6%	54.4%
Underwriting expense ratio(2)	22.2%	24.9%	25.9%

Combined ratio	82.6%	83.5%	80.3%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

There are distinct differences in the timing of written premiums in our traditional transportation component and our alternative risk transfer component composed primarily of captive programs compared to all of our other businesses. The captive programs focus on specialty or niche insurance businesses that provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of the Company’s agent partners.

Except for our captive programs, we write most of our insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most of our captive programs, all members of a particular captive share a common expiration date. Any policy for a new captive program participant will be written between incept date and the next common renewal date of the captive program. In the alternative risk transfer component, most captive members renew their contracts during the first six months of the year, resulting in a concentration of gross premiums during the first six months of a given fiscal year.

Gross written premium includes both direct premium and assumed premium. During 2005, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of 6.4 points or $31.5 million compared to the same period in 2004. The alternative risk transfer component added two new captive programs in 2005, which accounted for 15.5% of the increase in the alternative risk transfer component. The remainder of the increase was primarily related to new participants in existing programs and to a lesser extent increased rates.

The Company operates its business as one segment — property and casualty insurance. The Company manages this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Transportation	$90,751	33.6%	$89,849	39.9%	$91,306	48.7%
Alternative Risk Transfer	103,537	38.4%	72,001	32.0%	52,051	27.8%
Specialty Personal Lines	45,935	17.0%	37,059	16.5%	21,928	11.7%
Hawaii and Alaska	22,486	8.3%	21,812	9.7%	20,655	11.0%
Other	7,327	2.7%	4,263	1.9%	1,621	0.8%

Gross premiums written	$270,036	100.0%	$224,984	100.0%	$187,561	100%

2005 compared to 2004.  The following table shows revenues for the years ended December 31, 2005 and 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
Revenue:	2005	2004	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Transportation	$70,502	$70,973	$(471)	(0.7%)
Alternative Risk Transfer	60,223	36,499	23,724	65.0%
Specialty Personal Lines	38,561	28,377	10,184	35.9%
Hawaii and Alaska	14,855	15,042	(187)	(1.2%)
Other	10,256	6,017	4,239	70.5%

Total premiums earned	194,397	156,908	37,489	23.9%

Net investment income	12,527	8,613	3,914	45.4%
Realized gains on investments	278	1,661	(1,383)	(83.3%)
Other	1,974	1,967	7	0.4%

Total revenues	$209,176	$169,149	$40,027	23.7%

Our net premiums earned increased $37.5 million, or 23.9%, to $194.4 million during the year ended December 31, 2005 compared to $156.9 million for the year ended December 31, 2004. Our alternative risk transfer component increased 65.0% during 2005 compared to the same period in 2004, primarily due to new captive programs and new participants in existing captive programs. During this period and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 35.9% in 2005 compared to 2004. The transportation component remained relatively constant in 2005 compared to 2004. The slight decrease in the transportation component is primarily due to (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, increased 70.5% or $4.2 million to $10.3 million in 2005. The increase in this component is primarily due to an increase in our assigned risk premiums.

The loss and LAE ratio for the year ended December 31, 2005 was 60.4% compared to 58.6% for the year ended December 31, 2004. The increase in the loss and LAE ratio from 2004 to 2005 of 1.8 points is primarily due to the fact that approximately 75% of the increase in premiums earned in 2005 was produced by the alternative risk transfer and other component. Historically, these components have higher loss and LAE ratios than the Company’s traditional components; and as a result had the effect of raising the loss ratio in 2005. This increase is mostly offset by a $5.2 million favorable development of prior year loss reserves. The Company considers the variance in the loss and LAE ratio of 1.8 points for the year ended December 31, 2005 compared to the year ended December 31, 2004 to be consistent with management’s expectations that losses would deteriorate slightly based on historical loss patterns.

The underwriting expense ratio for the year ended December 31, 2005 decreased 2.7 points to 22.2% compared to 24.9% for the year ended December 31, 2004. The decrease in the underwriting expense ratio is primarily a result of four factors: increased risk retention, continued leverage of our fixed expense, a reduction in our estimated expenses for insolvencies and other state fees and recording of assigned business. In November 2004, we increased our risk retention on public transportation products, which contributes to a decrease in our expense ratio as the additional retained written premium is earned. While expenses are higher in response to building our infrastructure and other related expenses of operating as a public entity, our overall increase in fixed expenses was lower than the revenue growth for the year ended December 31, 2005. Using data available from the National Conference of Insurance Guarantee Funds, we reduced our estimated expenses for insolvencies and other state fees during the third quarter of 2005. The reduction in estimated expenses reduced our underwriting expense ratio by 0.7 points. We record our assigned risk premium quarterly based on reports from various states and agencies that manage the plans. The assignments are based on our written premium for specific coverages in certain states. We have written workers’ compensation insurance in several states beginning in 2004. Due to the lack of sufficient detail because the plans report to us on a lag, our estimated net share of the assigned risks were charged to commissions and other underwriting expenses, with a like amount recorded as assessments and fees payable in the correct periods. During the third and fourth quarter of 2005, sufficient information was obtained to enable us to classify the business on a gross basis, including premiums earned and losses and loss adjustment expenses. While this had no impact on net income, it reduced our underwriting expense ratio by 0.8 points.

2004 compared to 2003.  The following table shows revenues for the year ended December 31, 2004 and for the same period in 2003 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Year Ended December 31,		Change
Revenue:	2004	2003	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Transportation	$70,973	$64,933	$6,040	9.3%
Alternative Risk Transfer	36,499	25,635	10,864	42.4%
Specialty Personal Lines	28,377	19,065	9,312	48.8%
Hawaii and Alaska	15,042	14,203	839	5.9%
Other	6,017	2,528	3,489	138.0%

Total premiums earned	156,908	126,364	30,544	24.2%
Net investment income	8,613	5,772	2,841	49.2%
Realized gains on investments	1,661	1,529	132	8.6%
Other	1,967	2,211	(244)	(11.0)%

Total revenues	$169,149	$135,876	$33,273	24.5%

Our net premiums earned increased $30.5 million, or 24.2%, to $156.9 million during 2004 compared to $126.4 million in 2003. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 48.8% during 2004 compared to 2003. Our alternative risk transfer component increased 42.4% during 2004 compared to 2003, primarily due to new insureds. During this period and prior periods, our alternative risk transfer business was and continues to be one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. The transportation component increased 9.3% during 2004 due to increased rates on renewed policies and, because in the fourth quarter of 2003, we expanded our community service and paratransit product. Offsetting the increase in the transportation component was a (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component. Our Hawaii and Alaska component and other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, increased 5.9% and 138.0%, respectively.

The loss and LAE ratio for 2004 increased 4.2 points to 58.6% compared to 54.4% in 2003. The variance reflects less favorable development in 2004 compared to 2003 of losses that occurred in prior years, the adverse impact of four hurricanes that occurred in the third quarter of 2004 and unusually low frequency and severity of incurred losses experienced in 2003. Favorable development of $2.3 million in 2004 on net reserves of $86.7 million compared to $3.7 million for 2003 on net reserves of $67.2 million resulted in a reduction of 1.4 points of the variance. The favorable development for both years was primarily the result of settlements below the established case reserves or revisions to our estimated settlements on an individual case by case basis, and primarily related to the preceding two years. The revisions to our case reserves reflect new information gained by our claims adjusters in the normal course of adjusting claims and then reflected in the financial statements when the information becomes available. It is typical for our larger commercial auto liability claims to take several years to settle and we continually revise our estimates as more information about the losses and related bodily injuries becomes known and the claims get closer to being settled. We did not make any significant revisions to our reserving methodology or assumptions in 2003 or 2004. The 2004 results reflect $2.4 million from hurricane losses that contributed 1.5 points of the variance. None of the 2004 hurricane losses were severe enough to trigger our property catastrophe insurance, which attaches at $2.5 million per occurrence. The unusually low frequency and severity of incurred losses in 2003 was the primary reason for the remaining 4.1 point variance. We believe that the low frequency and severity of losses in 2003 was more favorable than is typical, but not outside expected parameters. Other than the total absence of weather related catastrophes in 2003, we are unaware of any specific events or trends that affected the timing and distribution of 2003 incurred losses. In 2004, incurred losses have been returning to ratios more consistent with historical results.

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

Investment Income

2005 compared to 2004.  Net investment income increased $3.9 million, or 45.4% to $12.5 million in 2005 compared to 2004, due primarily to a growth in average cash and invested assets over the same period. The increase in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.

2004 compared to 2003.  Net investment income increased $2.8 million, or 49.2% to $8.6 million in 2004 compared to 2003, due primarily to a 42.6% increase in average cash and invested assets. The growth in cash and invested assets reflected the growth in premiums written and the proceeds from borrowing $15.5 million in May 2003 and $15.0 million in June 2004.

Realized Gains (Losses) on Investments

2005 compared to 2004.  Net realized gains decreased $1.4 million to $0.3 million for 2005 compared to net realized gains of $1.7 million for 2004. The net realized gain in 2005 was partially offset by an other-than-temporary impairment adjustment of $0.3 million recognized in 2005. The decrease in net realized gains in 2005 was due to fewer sales opportunities in the fixed income market in 2005.

While designated as available for sale, we generally intend to hold our fixed maturities through maturity or recovery if in an unrealized loss position. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically and during the most recent extended low interest rate period, we have not had the need to sell our investment to generate liquidity.

2004 compared to 2003.  Net realized gains of $1.7 million for 2004 were comparable to $1.5 million for 2003.

Other Operating and General Expenses

2005 compared to 2004.  Other operating and general expenses increased $2.5 million, or 36.9% to $9.4 million during the year ended December 31, 2005 compared to $6.9 million for the same period in 2004. These increases reflect the continuing growth in our business and additional costs incurred related to being a publicly traded company.

2004 compared to 2003.  Other operating and general expenses of $6.9 million increased approximately 40.8%, or $2.0 million during the year ended December 31, 2004 compared to $4.9 million during 2003, reflecting the continuing growth in our business and the continued investment in the infrastructure, particularly information technology, required to support our growing business.

Income Taxes

Our effective tax rate was 32.9% in 2005, 33.9% in 2004 and 36.2% in 2003. Differences in the effective tax rates are primarily due to the effect of tax-exempt investment income. See Note 9 to our audited consolidated financial statements for further analysis of items affecting our effective tax rate.

Financial Condition

Investments

At December 31, 2005 our investment portfolio contained $272.6 million in fixed maturity securities and $32.2 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2005 we had pretax net unrealized losses of $4.4 million on fixed maturities and a pretax unrealized gains of $0.2 million on equity securities.

At December 31, 2005, 99.2% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at December 31, 2005 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$44,300	$228,278
Amortized cost of securities	$43,832	$233,097
Gross unrealized gain or loss	$468	$(4,819)
Fair value as a % of amortized cost	101.1%	97.9%
Number of security positions held	77	201
Number individually exceeding $50,000 gain or loss	—	15
Concentration of gains or losses by type or industry:
US Government and government agencies	$134	$(3,529)
State, municipalities and political subdivisions	228	(388)
Banks, insurance and brokers	102	(535)
Electric services	—	(13)
Telephone communications	—	(59)
Industrial and other	4	(295)
Percentage rated investment grade	96.8%	99.8%
Equity Securities:
Fair value of securities	$20,068	$12,128
Cost of securities	$19,476	$12,541
Gross unrealized gain or loss	$592	$(413)
Fair value as a % of cost	103.0%	96.7%
Number individually exceeding $50,000 gain or loss	3	2

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2005 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	1.0%	0.3%
After one year through five years	52.9%	29.6%
After five years through ten years	38.0%	37.5%
After ten years	8.1%	32.6%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2005
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (77 issues)	44,300	468	101.1%

	44,300	468

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$30,211	$(2,153)	93.3%
More than one year (0 issues)	—	—
Less than $50,000 (186 issues)	198,067	(2,666)	98.7%

	228,278	(4,819)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (3 issues)	$4,597	$212	104.8%
More than one year (0 issues)	—	—
Less than $50,000 (37 issues)	15,471	380	102.5%

	20,068	592

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (2 issues)	$1,131	$(110)	91.1%
More than one year (0 issues)	—	—
Less than $50,000 (22 issues)	10,997	(303)	97.3%

	12,128	(413)

When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized	Charges for
	Gains on Sales	Impairment	Total
	(Dollars in thousands)

Year ended:
2005	$555	$(277)	$278
2004	1,661	—	1,661
2003	1,540	(11)	1,529

Liquidity and Capital Resources

Capital Ratios.  The National Association of Insurance Commissioners’ model law for risk based capital (“RBC”) provides formulas to determine the amount of capital that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2005 and 2004, the capital ratios of all our insurance companies substantially exceeded the RBC requirements.

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

In an initial public offering completed in February 2005, the Company sold 3,350,000 shares of common stock generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder will continue to be used for other general purposes including surplus contributions to our insurance company subsidiaries.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from dividend and tax payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2006 is $29.3 million. Our insurance subsidiaries paid no dividends in 2005 and paid $2.1 million in dividends in 2004 without the need for regulatory approval.

Under tax allocation and cost sharing agreements among NIC and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) the Company.

In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (4.41% at December 31, 2005 and 2.40% at

December 31, 2004) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.

We also have a $2.0 million line of credit (unused at December 31, 2005) that bears interest at the lending institution’s prime rate (7.25% at December 31, 2005 and 5.25% at December 31, 2004) less 50 basis points and requires an annual commitment fee of $1 thousand. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums. We may request an increase in this line of credit in the future based on liquidity and capital needs, although we have no current plans to do so.

We have a term loan that is governed by a four-year, unsecured term loan agreement that was executed in August 2002. The note was originally issued for $5.0 million and bears interest at the lender’s prime rate (7.25% at December 31, 2005 and 5.25% at December 31, 2004) less 50 basis points. The outstanding principal amount at December 31, 2005 was $0.8 million. Payments on the note are due in monthly principal installments of $104,000 plus interest. The term loan agreement contains certain customary covenants for a term loan of this nature including covenants relating to delivery of financial statements, maintenance of insurance, payment of taxes, corporate existence, compliance with laws, maintenance of financial ratios, absence of liens and mergers and liquidations. At December 31, 2005 we were in compliance with all of our loan covenants.

Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. For 2005, 2004 and 2003, we generated consolidated cash flow from operations of approximately $76.5 million, $56.9 million and $45.4 million, respectively.

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

At December 31, 2005, the Company had $11.8 million held in an escrow account for the purchase of TCC from Triumphe Insurance Holdings LLC by NIIC. The $11.8 million that was held in an escrow account is shown on the December 31, 2005, Consolidated Balance Sheet in “Other Assets.” On January 3, 2006, the first business day after the January 1 effective date of the purchase, the funds were released from the escrow account. The Company made a second payment of $1.2 million for the remaining balance of the purchase price.

Off-Balance Sheet Items.  We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2005:

	Payment Due by Period
		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Gross unpaid losses and LAE (1)	$223,207	$87,217	$93,311	$33,138	$9,541
Long-term debt obligations	16,297	833	—	—	15,464
Operating lease obligations	924	271	451	202	—

Total	$240,428	$88,321	$93,762	$33,340	$25,005

(1)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserve and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

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

Loss and Loss Adjustment Expenses (LAE) Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2005 and December 31, 2004, we had $223.2 million and $171.0 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC and NIIC-HI utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves as of the end of fiscal years ending December 31, 2005 and 2004 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

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

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. The sensitivity of recorded reserves to an unexpected change in the trends, is estimated by adding 1.0% to the trend that is embedded in the factors used to determine the reserves for ultimate liabilities. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. The estimated cumulative unfavorable impact that this 1.0% change would have on our 2005 net income is shown below (in thousands):

Cumulative
Line of Business	Impact

Commercial Auto Liability	$1,491
Workers’ Compensation	242

Commercial Auto Liability.  In this line of business, we provide coverage protecting buses, limousines, other public transportation vehicles and trucking for accidents causing property damage or personal injury to others. Some of the important variables affecting our estimation of loss reserves for commercial auto liability include:

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

Within each line, Great American actuaries review the results of individual tests, supplementary statistical information and input from management to select their point estimate of the ultimate liability. This estimate may be one test, a weighted average of several tests, or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management’s point estimate and to provide management with a consulting opinion regarding the advisability of modifying its reserve setting assumptions for future periods. The Great American actuaries do not develop ranges of losses.

The level of detail at which data is analyzed varies among the different lines of business. Data is generally analyzed by major product or coverage, using countrywide data. Appropriate segmentation of the data is determined based on data volume, data credibility, mix of business and other actuarial considerations. Point estimates are selected based on test indications and judgment.

Claims we view as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported, or “IBNR”, reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. We monitor IBNR reserves monthly with financial management and quarterly with an actuary from Great American. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

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

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2005, we experienced favorable development of $5.2 million (4.7% of total net reserves) from claims incurred prior to 2005. In 2004, we experienced favorable development of $2.3 million (2.6% of total net reserves) from claims incurred prior to 2004. In 2003, we experienced favorable development of $3.7 million (5.5% of total net reserves) from claims incurred in years prior to 2003. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reflected in the financial statements are our most accurate estimation.

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

Gross Loss Reserves

	At December 31, 2005
Statutory Lines of Business	Case	IBNR	LAE	Total
	(In thousands)

Commercial auto liability	$54,587	$68,877	$34,085	$157,549
Workers’ compensation	7,423	26,640	4,505	38,568
Auto physical damage	6,674	4,916	2,019	13,609
General liability	1,668	2,750	1,210	5,628
Private passenger	3,055	1,047	695	4,797
Inland marine	269	1,053	87	1,409
Commercial multiple peril	670	217	228	1,115
Other lines	391	103	38	532

	$74,737	$105,603	$42,867	$223,207

Reinsurance Recoverables.  We are also subject to credit risks with respect to our third party reinsurers. Although reinsurers are liable to us to the extent we cede risks to them, we are ultimately liable to our policyholders on all these risks. As a result, reinsurance does not limit our ultimate obligation to pay claims to policyholders and we may not be able to recover claims made to our reinsurers. We manage this credit risk by selecting what we believe to be quality reinsurers, closely monitoring their financial condition, timely billing and collecting amounts due and obtaining sufficient collateral when necessary.

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

When an investment is determined to have other-than-temporary impairment, in most cases we will evaluate the merits of disposing the investment, which will allow us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. During the year ended December 31, 2005, the Company recorded a non-cash charge of $0.2 million related to General Motors Acceptance Corporation and Ford Motor Credit Corporation notes, with a combined par value of $1.5 million. In light of recent credit rating downgrades, and the difficulty in accurately projecting the future recovery period of the securities, the Company concluded that this unrealized loss was an other-than-temporary impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115. The 2005 charges established a new cost basis for these investment securities which are held as part of the available-for-sale portfolio. We experienced no impairment adjustments in 2004, $11 thousand in adjustments in 2003, respectively. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or book value. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

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

	December 31, 2005		December 31, 2004
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$24,184	4.9%	$21,975	5.0%
2nd Subsequent calendar year	25,285	4.4%	5,700	5.0%
3rd Subsequent calendar year	26,373	4.4%	14,280	3.9%
4th Subsequent calendar year	27,215	4.6%	9,028	4.3%
5th Subsequent calendar year	37,732	4.5%	19,504	4.4%
Thereafter	134,064	4.8%	133,316	4.9%

Total	$274,853	4.7%	$203,803	4.8%

Fair value	$272,578		$206,221

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2005, approximately 10.3% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

“Selected Quarterly Financial Data” has been included in Note 17 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP
Cleveland, Ohio
March 6, 2006

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $276,929 and $205,711, respectively)	$272,578	$206,221
Equity securities available-for-sale, at fair value (cost — $32,017 and $16,522, respectively)	32,196	16,841
Short-term investments, at cost which approximates fair value	7,985	20

Total investments	312,759	223,082
Cash and cash equivalents	7,461	15,869
Accrued investment income	3,172	2,344
Premiums receivable, net of allowance for doubtful accounts of $580 and $361, respectively	53,589	45,129
Reinsurance recoverables on paid and unpaid losses	77,834	63,128
Prepaid reinsurance premiums	17,216	16,190
Deferred policy acquisition costs	11,711	11,606
Deferred federal income taxes	9,569	6,400
Property and equipment, net	11,366	11,738
Funds held by reinsurer	3,769	3,599
Other assets	14,557	2,151

Total assets	$523,003	$401,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$223,207	$171,031
Unearned premiums and service fees	98,661	80,928
Long-term debt	16,297	17,547
Note payable to affiliate	—	15,000
Amounts withheld or retained for account of others	19,016	14,911
Reinsurance balances payable	4,704	3,429
Accounts payable and other liabilities	14,379	14,432
Commissions payable	4,730	4,719
Assessments and fees payable	2,476	6,450

Total liabilities	383,470	328,447
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000,000 shares
Issued — 23,350,000 and 20,000,000 shares, including 4,294,800 and 4,470,400 shares, respectively, in treasury	234	200
Additional paid-in capital	42,257	1,264
Retained earnings	105,826	77,102
Accumulated other comprehensive (loss) income	(2,712)	539
Treasury shares	(6,072)	(6,316)

Total shareholders’ equity	139,533	72,789

Total liabilities and shareholders’ equity	$523,003	$401,236

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except
	per share data)

Revenue:
Premiums earned	$194,397	$156,908	$126,364
Net investment income	12,527	8,613	5,772
Realized gains on investments	278	1,661	1,529
Other	1,974	1,967	2,211

Total revenues	209,176	169,149	135,876
Expenses:
Losses and loss adjustment expenses	117,449	92,008	68,798
Commissions and other underwriting expense	35,741	34,201	30,038
Other operating and general expenses	9,428	6,888	4,893
Interest expense	1,421	1,610	1,043

Total expenses	164,039	134,707	104,772

Income before federal income taxes	45,137	34,442	31,104
Provision for federal income taxes	14,857	11,674	11,260

Net income	$30,280	$22,768	$19,844

Net income per common share — basic	$1.62	$1.50	$1.32

Net income per common share — diluted	$1.60	$1.47	$1.29

Weighted average of common shares outstanding, basic	18,737	15,171	15,057

Weighted average of common shares outstanding, diluted	18,975	15,480	15,347

Cash dividends per common share	$0.08	$—	$—

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total
	(Dollars in thousands)

Balance at January 1, 2003	$200	$758	$34,668	$1,197	$(6,891)	$29,932
Net income			19,844			19,844
Unrealized appreciation of investment securities, net of taxes of $17				32		32

Comprehensive income						19,876
Purchase of 50,000 treasury shares					(128)	(128)

Balance at December 31, 2003	200	758	54,512	1,229	(7,019)	49,680
Net income			22,768			22,768
Unrealized depreciation of investment securities, net of tax benefit of $372				(690)		(690)

Comprehensive income						22,078
Issuance of 505,400 treasury shares upon exercise of stock options			(178)		703	525
Tax benefit realized from exercise of stock options		506				506

Balance at December 31, 2004	200	1,264	77,102	539	(6,316)	72,789
Net Income			30,280			30,280
Unrealized depreciation of investment securities, net of tax benefit of $1,750				(3,251)		(3,251)

Comprehensive income						27,029
Proceeds from initial public offering	34	40,357				40,391
Dividends on Common Stock			(1,540)			(1,540)
Issuance of 175,600 treasury shares upon exercise of stock options		26	(16)		244	254
Tax benefit realized from exercise of stock options		610				610

Balance at December 31, 2005	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$30,280	$22,768	$19,844
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	887	396	646
Provision for depreciation and amortization	1,197	1,198	1,256
Net realized gain on investment securities	(278)	(1,661)	(1,529)
Tax benefit realized from exercise of stock options	610	506	—
Deferred federal income taxes	(1,419)	(1,754)	(1,949)
Increase in deferred policy acquisition costs, net	(105)	(886)	(2,116)
Increase in reserves for losses and loss adjustment expenses	52,176	42,305	26,516
Increase in premiums receivable	(8,460)	(2,578)	(16,586)
Increase in unearned premiums and service fees	17,733	11,220	21,482
Increase in interest receivable, prepaid reinsurance premiums and other assets	(2,776)	(4,871)	(7,046)
Increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	89	10,654	12,815
Increase in reinsurance recoverable	(14,706)	(20,009)	(5,387)
Increase (decrease) in reinsurance balances payable	1,275	(355)	(2,592)
Other	(2)	5	9

Net cash provided by operating activities	76,501	56,938	45,363

Investing activities
Purchases of investments	(168,071)	(187,883)	(156,906)
Proceeds from sale or maturity of investments	72,784	110,618	112,005
Triumphe purchase deposit	(11,744)	—	—
Capital expenditures	(733)	(1,084)	(889)

Net cash used in investing activities	(107,764)	(78,349)	(45,790)

Financing activities
Proceeds from issuance of common shares	40,391	—	—
Proceeds from long-term debt	—	—	15,464
Proceeds (repayment) of note payable to affiliate	(15,000)	15,000	—
Repayment of long-term debt	(1,250)	(1,354)	(3,146)
Issuance of common shares from treasury upon exercise of stock options (purchase of shares)	254	525	(128)
Cash dividends paid on common shares	(1,540)	—	—
Deferred financing costs	—	—	(456)

Net cash provided by financing activities	22,855	14,171	11,734

Net (decrease) increase in cash and cash equivalents	(8,408)	(7,240)	11,307
Cash and cash equivalents at beginning of year	15,869	23,109	11,802

Cash and cash equivalents at end of year	$7,461	$15,869	$23,109

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Dollars in thousands, except share data)

1.	Background, Organization and Significant Accounting Policies

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska, and personal insurance to owners of recreational vehicles and watercraft throughout the United States.

The Company is a 53.5% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an initial public offering in which it issued 3,350,000 shares of common stock at $13.50 per share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to the initial public offering, no public market existed for the common shares. The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”) National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and five other agency and service subsidiaries. The Company purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. The Company writes its insurance policies on a direct basis through NIIC and in the state of Hawaii through NIIC-HI. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliates and independent agents and brokers. The Company uses its five other agency and service subsidiaries to sell and service the Company’s insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006. Approximately 14.9% of the Company’s premiums are written in the state of California, and an additional 28.5%, collectively, in the states of Hawaii, North Carolina, Florida and Texas.

A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States, which differ in some respects from statutory accounting principles permitted by state regulatory agencies (see Note 10).

Historical financial statements have been adjusted to reflect the 200-for-1 common share split effective December 6, 2004 and the reclassification of all Class A common shares as common shares effective immediately prior to the Company’s February 2005 initial public offering (“IPO”). Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, NIIC, NIIC-HI, HIL, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., Safety,

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Claims, and Litigation Services, Inc., and Explorer RV Insurance Agency, Inc. Significant intercompany transactions have been eliminated.

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

Net investment income is adjusted for amortization of premiums to the earliest of the call date or maturity date and accretion of discounts to maturity. Realized gains and losses credited or charged to income are determined by the specific identification method for bonds, common and preferred stock. Estimated fair values for investments are determined based on published market quotations or where not available, based on broker quotations or other independent sources. When a decline in fair market value is deemed to be other-than-temporary, a provision for impairment is charged to earnings (included in realized gains) and the cost basis of that investment is reduced. Interest income is recognized when earned and dividend income is recognized when declared.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs, are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. There were no premium deficiencies for the year ending December 31, 2005, 2004 and 2003.

Property and Equipment

Property and equipment (including electronic data processing equipment and related software) are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets

Other assets includes prepaid expenses, amounts on deposit and at December 31, 2005, $11,744 on deposit related to the acquisition of TCC as described further in Note 18.

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

Assessments

The Company has provided for estimated assessments anticipated for reported insolvencies of other insurers and other charges from regulatory organizations. Management has accrued for these liabilities as assessments are imposed or the probability of such assessments being imposed has been determined, the event obligating the Company to pay an imposed or probably assessment has occurred and the amount of the assessment can be reasonably estimated.

Premiums Receivable

Premiums receivable are carried at cost, which approximate fair value. Management provides an allowance for doubtful accounts in the period that collectibility is deemed impaired.

Reinsurance

Reinsurance premiums, commissions, expense reimbursements, and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. A significant portion of the reinsurance is related to excess of loss reinsurance contracts. Premiums ceded are reported as a reduction of premiums earned.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, permits entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, as defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. SFAS No. 148 provides alternative methods of transitioning to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to account for employee stock options using the fair value method. The Company has elected to continue to apply provisions of APB No. 25 and provide the pro forma disclosures required by SFAS No. 148.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share if the fair-value-based method described by SFAS No. 148 had been applied to all outstanding and unvested awards in each period. The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005 and the minimum value option pricing method for all prior grants. Both the Black-Scholes method and the minimum value method reflect the value of the right to defer payment of the exercise price until the end of the option’s term but the Black-Scholes method also factors in the right to benefit from increases in the price of the underlying share without being exposed to losses beyond the premium paid (volatility value). Therefore, the Black-Scholes method is deemed more appropriate for a publicly traded company than the minimum value method and the Black-Scholes method was adopted for 2005 in conjunction with the 2005 initial public offering. Due to the change in valuation methods, the computations of the effect on net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 are not comparable.

	Year Ended December 31,
	2005	2004	2003

Net income, as reported	$30,280	$22,768	$19,844
Less: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,186	138	53

Proforma net income	$29,094	$22,630	$19,791

Earnings per share:
Basic — as reported	$1.62	$1.50	$1.32

Basic — proforma	1.55	1.49	1.31

Diluted — as reported	1.60	1.47	1.29

Diluted — proforma	1.54	1.48	1.30

The following assumptions were used for grants in the three years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Dividend yield	0.3%	—	—
Volatility	31.0%	—	—
Risk-free interest rate	4.0%-4.6%	4.1%-4.4%	4.1%-4.4%
Life of grant	9 years	10 years	10 years

For SFAS No. 123 purposes, the estimated weighted-average per share “fair value” of options granted was $7.18, $2.15 and $0.64 for the years ended December 31, 2005, 2004 and 2003, respectively.

Recent Accounting Pronouncements

Share-Based Payment

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods. On April 14, 2005, the Securities and Exchange Commission modified the implementation of SFAS No. 123R to be effective for the annual period beginning after June 15, 2005 effectively delaying implementation for the Company until January 1, 2006.

The Company intends to use the modified prospective method to adopt SFAS No. 123R, as of January 1, 2006. The Company estimates that total stock-based compensation expense, net of related tax effects, would approximate $900 in 2006 relative to existing grants.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires that voluntary changes in accounting principles and corrections of errors be reported by retroactively restating prior periods’ financial statements unless it is impractical to do so. The standard is effective for fiscal years beginning after December 15, 2005.

Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

The Accounting Standards Executive Committee issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, in September 2005, which is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The SOP provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. The Company has not determined the impact this SOP has on our financial statements.

2.	Initial Public Offering

In February 2005, the Company completed an IPO in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share. Proceeds from the offering totaled approximately $40,391 after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from the Company’s majority shareholder, Great American, and the remainder has been invested to be used in future periods for other general corporate purposes including surplus contributions to the Company’s insurance subsidiaries, as needed.

3.	Shareholders’ Equity

On August 5, 2004, the Board of Directors of the Company authorized a 200-for-1 common share split effective December 6, 2004. On October 18, 2004, the Board of Directors recommended and the shareholders approved an amendment and restatement of the Company’s Articles of Incorporation effective immediately prior to the Company’s IPO. Pursuant to this action, all Class A common shares were reclassified as common shares and 10 million shares of preferred shares were authorized. Historical financial information presented herein has been adjusted to give effect for these actions. The Company declared and paid dividends of $0.08 per common share during 2005.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Investments

The amortized cost and fair value of investments in fixed maturities and preferred and common stocks are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005:
Fixed maturities:
U.S. Government and government agency obligations	$190,613	$134	$(3,529)	$187,218
State and local government obligations	43,407	228	(388)	43,247
Corporate obligations	42,909	106	(902)	42,113

Total fixed maturities	276,929	468	(4,819)	272,578
Equity securities:
Preferred stocks	19,532	252	(280)	19,504
Common stocks	12,485	340	(133)	12,692

Total equity securities	32,017	592	(413)	32,196
Short-term investments	7,985	—	—	7,985

Total investments	$316,931	$1,060	$(5,232)	$312,759

December 31, 2004:
Fixed maturities:
U.S. Government and government agency obligations	$143,908	$308	$(599)	$143,617
State and local government obligations	32,014	656	(51)	32,619
Corporate obligations	29,789	343	(147)	29,985

Total fixed maturities	205,711	1,307	(797)	206,221
Equity securities:
Preferred stocks	8,424	296	(28)	8,692
Common stocks	8,098	109	(58)	8,149

Total equity securities	16,522	405	(86)	16,841
Short-term investments	20	—	—	20

Total investments	$222,253	$1,712	$(883)	$223,082

The amortized cost and fair value of fixed maturities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Due one year or less	$6,277	$6,269
Due after one year through five years	117,964	116,784
Due after five years through ten years	120,916	119,288
Due after ten years	31,772	30,237

Total fixed maturities	$276,929	$272,578

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from sales of investments were as follows:

	Year Ended December 31,
	2005	2004	2003

Fixed maturities	$17,542	$43,479	$77,841
Common and preferred stock	13,467	14,726	2,587

Gains and losses on the sale of these investments were as follows:

	Year Ended December 31,
	2005	2004	2003

Fixed maturity gain	$252	$1,035	$2,158
Fixed maturity losses	(236)	(170)	(463)
Equity security gain	429	1,052	225
Equity security losses	(167)	(256)	(391)

Net realized gains	$278	$1,661	$1,529

During 2005, the Company recorded a charge of $277 for other-than-temporary impairments. Included in equity security losses above are charges to income of $44, $0 and $11 in 2005, 2004 and 2003, respectively, representing declines in fair market value of equity securities that the Company has deemed to be other-than-temporary. Included in fixed maturity losses above are charges to income of $233 in 2005 representing a decline in fair market value of fixed maturities that the Company has deemed to be other-than-temporary. There were no charges to income due to declines in fair market value of fixed maturities in 2004 or 2003.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and length of time that individual securities have been in a continuous unrealized loss position:

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings

December 31, 2005:
Fixed maturities:
12 months or less	$144,241	$142,268	$(1,973)	134
Greater than 12 months	88,856	86,010	(2,846)	67

Total fixed maturities	233,097	228,278	(4,819)	201
Equity securities:
12 months or less	12,541	12,128	(413)	24
Greater than 12 months	—	—	—	—

Total equity securities	12,541	12,128	(413)	24

Total fixed maturities and equity securities	$245,638	$240,406	$(5,232)	225

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings

December 31, 2004:
Fixed maturities:
12 months or less	$76,930	$76,583	$(347)	73
Greater than 12 months	24,779	24,329	(450)	30

Total fixed maturities	101,709	100,912	(797)	103
Equity securities:
12 months or less	7,395	7,352	(43)	11
Greater than 12 months	390	347	(43)	2

Total equity securities	7,785	7,699	(86)	13

Total fixed maturities and equity securities	$109,494	$108,611	$(883)	116

At December 31, 2005, the gross unrealized losses relate to 201 securities with no single unrealized loss in excess of $0.9 million. Investment grade securities (as determined by nationally recognized rating agencies) represented about 99.8% and 99.2% of the total unrealized loss and fair value, respectively.

None of the securities in the table above were deemed to have any fundamental issues that would lead the Company to believe that they were other-than-temporarily impaired. The Company has the intent and ability to hold the fixed-maturity securities and preferred stocks to maturity/redemptions, and will do so, as long as the securities continue to remain consistent with the Company’s investment strategy and the Company’s plans to hold certain investment in an unrealized loss position to recovery. If the Company’s strategy was to change and these securities were determined to be other-than temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2005	2004	2003

Investment income:
Fixed maturities	$10,520	$7,582	$5,055
Equity securities	1,026	717	686
Other	1,109	422	139
Investment expense	(128)	(108)	(108)

Net investment income	$12,527	$8,613	$5,772

At December 31, 2005 and 2004, the carrying value of all deposits with state insurance departments was $10,379 and $9,869, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

The following is a summary of the major classes of property and equipment:

	December 31,
	2005	2004

Land and building	$11,164	$11,161
Data processing equipment and software	6,417	5,838
Office furniture and leasehold improvement	1,165	1,086
Automobiles	237	169

	18,983	18,254
Accumulated depreciation and amortization	(7,617)	(6,516)

Total net property and equipment	$11,366	$11,738

6.	Note Payable and Long-term Debt

Long-term debt consisted of the following at:

	December 31,
	2005	2004

Junior subordinated debentures	$15,464	$15,464
Term note payable to bank	833	2,083
Note payable to affiliate	—	15,000

Total notes payable and long-term debt	$16,297	$32,547

In May 2003, the Company purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities (capital securities). The trust used the proceeds from the issuance of its capital securities and common equity to buy $15,464 aggregate principal amount of debentures issued by the Company. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (4.41% at December 31, 2005 and 2.40% at December 31, 2004) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. The Company has the right to redeem its debentures, in whole or in part, on or after May 23, 2008. In accordance with FASB Interpretation No. 46(R), (and related amendments and interpretations) Consolidation of Variable Interest Entities, the Company determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, did not consolidate the trust with the Company. To the extent the trust does not have funds available to make payments, as guarantor, the Company unconditionally guarantees payment of required distributions on the capital securities, the redemption price when the capital security is redeemed, and amounts due if the trust is liquidated or terminated. The Company recorded its equity interest in the trust as a common stock investment.

The line of credit of $2,000 (unused at December 31, 2005 and 2004) bears interest at the lending institution’s prime rate (7.25% at December 31, 2005 and 5.25% at December 31, 2004) less 50 basis points and requires an annual commitment fee of $1. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. In addition, the Company has agreed to refrain from assigning, conveying or otherwise transferring any security interest in the common shares of NIIC.

The term note is governed by a four-year, unsecured term loan agreement, which was executed in August 2002. The note was originally issued for $5,000 and bears interest at the bank’s prime rate (7.25% at December 31, 2005 and 5.25% at December 31, 2004) less 50 basis points. The note is due in monthly principal installments of $104

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plus interest. The term loan agreement contains certain covenants. At December 31, 2005 and 2004, the Company was in compliance with all of its loan covenants.

The promissory note payable to affiliate was governed by a five-year, unsecured note, which was executed in June 2004. The note was issued for $15,000 to the Company’s majority shareholder, Great American, at a fixed interest rate of 7.0% with interest only payments due quarterly. The principal and accrued interest on the note were paid off in full in February 2005 with proceeds from the initial public offering.

Interest paid in 2005, 2004 and 2003 was $1,342, $1,380 and $570, respectively.

Scheduled maturities for all long-term debt as of December 31, 2005 are $833 in 2006 and $15,464 in 2033.

7.	Premiums, Reinsurance and Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.

The table below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2005	2004	2003

Written premiums assumed	$9,290	$9,506	$8,261
Assumed premiums earned	9,214	8,260	8,834
Assumed losses and loss adjustment expense incurred	6,445	6,895	4,653
Service fee expense	134	306	250
Payable to Great American as of year end	720	932	780

The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded were $24,937 in 2005, $23,079 in 2004 and $22,505 in 2003. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned

Direct	$254,588	$237,639	$210,696	$197,502	$162,259	$143,958
Assumed	15,448	14,638	14,288	16,341	25,302	21,791
Ceded	(58,930)	(57,880)	(58,565)	(56,935)	(45,637)	(39,385)

Net premium	$211,106	$194,397	$166,419	$156,908	$141,924	$126,364

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005, the Company had reinsurance recoverables (including prepaid reinsurance premiums) due from the following reinsurers that exceeded 3.0% of consolidated shareholders’ equity:

	December 31,	A.M. Best
	2005	Rating

Platinum Underwriters Reinsurance, Inc.	$37,535	A
Berkley Insurance Company	12,661	A
TRAX Insurance Ltd.	10,046	—
TOA Reinsurance Co. of America	6,140	A
Great American Insurance Company	7,073	A
General Reinsurance	4,425	A++

Subtotal	77,880
All other reinsurers	17,170

Total	$95,050

Reinsurance recoverables on paid and unpaid losses	$77,834
Prepaid reinsurance premiums	17,216

	$95,050

Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, internal audit, actuarial, legal, and other support services. If Great American no longer controlled a majority of the Company’s shares, it is possible that many of these services would cease or, alternatively be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

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

	December 31,
	2005	2004	2003

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$111,644	$86,740	$67,162
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current period	122,684	94,263	72,498
Prior period	(5,235)	(2,255)	(3,700)

	117,449	92,008	68,798
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current period	40,600	37,488	26,385
Prior period	37,049	29,616	22,835

	77,649	67,104	49,220
Reserve for losses and LAE, net of related reinsurance recoverables, end of period	151,444	111,644	86,740
Reinsurance recoverables on unpaid losses and LAE, at end of period	71,763	59,387	41,986

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$223,207	$171,031	$128,726

The foregoing reconciliation shows decreases of $5,235, $2,255 and $3,700 in the years ended December 31, 2005, 2004 and 2003, respectively, representing favorable development in claims incurred in years prior to 2005, 2004 and 2003, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported losses (IBNR) for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors, and industry data extrapolated from other insurers writing similar lines of business

9.	Income Taxes

Federal income tax expense (benefit) was as follows:

	Year Ended December 31,
	2005	2004	2003

Current federal income tax provision	$16,788	$13,428	$13,209
Deferred federal income tax benefit	(1,931)	(1,754)	(1,949)

	$14,857	$11,674	$11,260

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of federal income tax expense for financial reporting purposes and federal income tax expense calculated at the prevailing federal income tax rates of 35% for 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003

Expected statutory rate	35%	35%	35%

Expected federal income tax expense at statutory rate	$15,798	$12,055	$10,887
Tax effect of tax exempt investment income	(623)	(302)	(283)
Other items, net	(318)	(79)	656

	$14,857	$11,674	$11,260

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2005	2004

Deferred Tax Assets:
Unearned premiums	$5,699	$4,530
Losses and LAE reserves	5,091	4,036
Assignments and assessments	517	1,907
Unrealized depreciation on investments	1,460	—
Other, net	998	437

Total deferred tax assets	13,765	10,910
Deferred Tax Liabilities:
Deferred policy acquisition costs	(4,099)	(4,062)
Unrealized appreciation on investments	—	(290)
Other, net	(97)	(158)

Total deferred tax liabilities	(4,196)	(4,510)

Net deferred income tax assets	$9,569	$6,400

Federal income taxes paid for 2005, 2004 and 2003 were $18,208, $11,600 and $14,026. Management has reviewed the recoverability of the deferred tax asset and believes the amount to be recoverable against future earnings.

10.	Statutory Accounting Principles

The insurance company subsidiaries report to the various insurance departments using statutory accounting principles (SAP) prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. These principles as applied to the insurance subsidiaries of the Company differ principally from accounting principles generally accepted in the United States (GAAP) as follows:

•	Under SAP, investment grade fixed maturities are carried at amortized cost, while under GAAP “available for sale” fixed maturities are recorded at fair value.

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies, are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the policy period.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under SAP, certain assets (such as property and equipment) designated as “non-admitted” are charged directly to surplus.

•	Under SAP, net deferred income tax assets are recorded as assets following the application of certain criteria, with the resulting admitted deferred tax asset credited directly to surplus.

•	Under SAP, receivables are non-admitted based on certain aging criteria.

•	Under SAP, the costs and related recoverables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related recoverable amount is based on future premium collections.

The statutory capital and surplus and statutory net income of NIIC and NIIC-HI were as follows as of the dates provided:

	As of and for the Year
	Ended December 31,
	2005	2004	2003

NIIC statutory capital and surplus	$122,825	$92,320	$58,621
NIIC statutory net income	29,311	20,450	13,706
NIIC-HI statutory capital and surplus	8,361	8,032	7,849
NIIC-HI statutory net income	332	174	218

The statutory capital and surplus of NIIC-HI is included in the statutory capital and surplus of NIIC for reporting purposes. Statutory capital and surplus and income of HIL are nominal.

NIIC and NIIC-HI are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company and NIIC-HI to NIIC in 2006 is $29,311 and $332, respectively. During 2004, NIIC paid dividends, which did not require regulatory approval, of $2,100. NIIC did not pay dividends in 2005. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5,000 and each of the insurance companies subsidiaries must meet minimum Risk Based Capital (RBC) levels. At December 31, 2005 NIIC and NIIC-HI exceeded the minimum RBC levels.

11.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the Savings Plan). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date and vest after five years of service. Profit sharing expense of $455, $292 and $296 was recorded for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company has a Long Term Incentive Plan (“LTIP”), which provides for the granting of stock options to officers of the Company. At December 31, 2005, there were 1,162,400 of the Company’s common shares reserved for issuance upon exercise of stock options. Treasury shares are used to fulfill the options exercised. Options vest

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to the terms of a written grant agreement and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at the beginning of period	417,600	$1.69	838,000	$1.24	658,000	$1.06
Granted	621,000	15.79	85,000	2.24	180,000	1.91
Exercised	(175,600)	1.44	(505,400)	1.04	—	—
Forfeited	(78,000)	6.37	—	—	—	—

Options outstanding at the end of the period	785,000	12.43	417,600	1.69	838,000	1.24

Options exercisable at the end of period	26,000	0.94	201,600	1.38	514,400	1.08

Options outstanding at December 31, 2005 and December 31, 2004 have a weighted average remaining life of 8.6 years and 7.1 years , respectively. Exercise prices on options outstanding at December 31, 2005 are as follows:

	December 31, 2005
	Options Outstanding			Options Exercisable
		Average	Weighted Average		Average
Per Share Exercise Price Range	Shares	Exercise Price	Remaining Life	Shares	Exercise Price

$ 0.94 — $ 3.31	194,000	$1.85	7.4 years	26,000	$0.94
$ 3.32 — $15.03	356,000	13.67	9.7 years	—	—
$15.04 — $19.79	235,000	19.29	7.8 years	—	—

$ 0.94 — $19.79	785,000	$12.43	8.6 years	26,000	$0.94

13.	Leases and Rent Expense

The Company conducts operations from the headquarters building it owns in Richfield, Ohio. A portion of this building is being leased to a tenant through 2009, without any renewal options available. The scheduled future minimum revenues under the terms of this non-cancellable lease, through the end of the lease term are $1,774. The Company uses office facilities in four other locations under leases, which expire through 2009. Minimum future operating lease obligations for these leases at December 31, 2005 are as follows:

December 31,
2005

2006	$271
2007	245
2008	206
2009	118
2010	84
2011 and thereafter	—

Total rental expense (which includes utilities where charged by lessor) charged to operations for the years ended December 31, 2005, 2004 and 2003 were $323, $353 and $345, respectively.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At December 31, 2005 and December 31, 2004, the liability for such assessments was $2,476 and $6,450, respectively, and will be paid over several years as assessed by the various state funds. The reduction in the assessments liability from December 31, 2004 to December 31, 2005 of $3,974 is primarily related to a reduction in the liability for insolvencies and other state fees during the third and fourth quarter of 2005 of approximately $1,400, based on data from the National Conference of Insurance Guarantee Funds, and a $1,409 reclassification of expenses related to assigned risk.

15.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2005	2004	2003

Net income	$30,280	$22,768	$19,844
Weighted average shares outstanding during period	18,737	15,171	15,057
Additional shares issuable under employee common stock option plans using treasury stock method	238	309	290

Weighted average shares outstanding assuming exercise of stock option	18,975	15,480	15,347

Net income per share:
Basic	$1.62	$1.50	$1.32
Diluted	1.60	1.47	1.29

Outstanding options of 215,000 for the year ended December 31, 2005 has been excluded from dilutive earnings per share as they were anti-dilutive. No options were anti-dilutive for the years ended December 31, 2004 and 2003.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Years Ended December 31,
	2005	2004	2003

Revenue:
Premiums earned:
Transportation	$70,502	$70,973	$64,933
Alternative Risk Transfer	60,223	36,499	25,635
Specialty Personal Lines	38,561	28,377	19,065
Hawaii and Alaska	14,855	15,042	14,203
Other	10,256	6,017	2,528

Total premiums earned	194,397	156,908	126,364
Net investment income	12,527	8,613	5,772
Realized gains on investments	278	1,661	1,529
Other	1,974	1,967	2,211

Total revenues	$209,176	$169,149	$135,876

17.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the two years ended December 31, 2005 and 2004:

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2005
Revenues	$46,467	$50,161	$56,781	$55,767	$209,176
Net income	7,155	6,955	8,248	7,922	30,280
Net income per share — basic(1)	0.40	0.37	0.43	0.42	1.62
Net income per share — diluted(1)	0.39	0.36	0.43	0.41	1.60

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year

2004
Revenues	$35,898	$43,407	$44,083	$45,761	$169,149
Net income	4,983	6,411	4,721	6,653	22,768
Net income per share — basic(1)	0.33	0.43	0.31	0.43	1.50
Net income per share — diluted(1)	0.32	0.42	0.31	0.42	1.47

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of quarterly earnings per share amounts may not equal the annual amounts reported.

As disclosed in the Company’s 2005 Quarterly Form 10-Qs, Quarterly Operating Results that were stated in the Company’s Note 18 in the 2004 Form 10-K Notes to Consolidated Financial Statements contained a clerical error.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net earnings, net income per share — basic and net income per share — diluted amounts for the first three quarters of 2004 were incorrectly stated due to this clerical error. Corrected balances are reflected in the table above.

18.	Subsequent Event

The Company announced the closing of the purchase of TCC from Triumphe Insurance Holdings LLC effective January 1, 2006 by the Company’s principal insurance subsidiary NIIC. Triumphe, a Pennsylvania domiciled property and casualty insurer, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. Although it has maintained these licenses, Triumphe has not written any new policies since April 1, 2004.

Under the agreement, the purchase price of $13,000 was equal to TCC’s statutory surplus at September 30, 2005, subject to certain adjustments. At December 31, 2005, the Company had $11,744 that was held in an escrow account for the “down-payment” of the purchase price of Triumphe. The escrow account is a component of “Other Assets” on the December 31, 2005 Consolidated Balance Sheet. The Company made an additional payment of $1,200 on January 3, 2006 for the remaining balance of the purchase price.

The Company is still in the process of completing the purchase price allocation and any intangible asset that may result from this process. On a consolidated basis, this acquisition is not expected to have a material impact on earnings for the Company.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. The Company’s management, with participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of December 31, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005, in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

During the preparation of our Form 10-Q for the quarter ended March 31, 2005, a clerical error was identified that occurred during the preparation of our Registration Statement on Form S-1, which was also reflected in our December 31, 2004 Form 10-K. In July 2005, in conjunction with the Company’s on-going corrective action plans and assessment of controls, certain errors in financial reporting were identified. Adjustments to address these errors were recorded in the second quarter of 2005. The effect of these items was not material to the results of 2005 interim operations. In conjunction with the identification of these items, in August 2005, our Independent Registered Public Accounting Firm, Ernst & Young LLP communicated that the control deficiencies that resulted in these items constituted a “material weakness” in internal controls, as that term is defined in auditing and authoritative literature. Specifically, Ernst & Young communicated that the Company’s financial statement close process did not include adequate controls to ensure that amounts reported in the quarterly financial statements are accurately reported.

Since August 2005, the Company has remediated this weakness in internal control by hiring additional personnel with appropriate experience and qualifications, establishing and implementing an internal audit function, continuing a comprehensive review of accounting processes, procedures, balances and accounts, and enhancing of comparative analytical analyses. As the Company continues to implement the Sarbanes Oxley Act of 2002 requirements, the Company will continue to strengthen the internal control environment.

There have been no significant changes, other than those discussed above, in the Company’s internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 10	Directors and Executive Officers of the Registrant

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

ITEM 11	Executive Compensation

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13	Certain Relationships and Related Transactions

ITEM 14	Principal Accountant Fees and Services

PART IV

ITEM 15	Exhibits and Financial Statement Schedules

(A) The following documents are filed as part of this report:

(1) The Financial Statements listed in the accompanying index on page 48 are filed as part of this report.

(2) The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules		Page

Schedule I	Summary of Investments (2)
Schedule II	Condensed Financial Information of Parent Company	76-78
Schedule III	Supplementary Insurance Information	79
Schedule IV	Reinsurance (3)
Schedule V	Valuation and Qualifying Accounts	80
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations (7)

(3) The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan	(1)
10.2	Deferred compensation Plan	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company, and American National Fire Insur	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Amended and Restated Declaration of Trust of National Interstate Capital Trust I dated as of May 22, 2003	(1)
10.6	Indenture dated as of May 22, 2003 with National Interstate Corporation as Issuer and Wilmington Trust Company as Trustee	(1)
10.7	Promissory Note dated June 23, 2004 to Great American Insurance Company from National Interstate Corporation	(1)
10.8	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.9	Promissory Note dated December 31, 1998 to National Interstate Corporation from Alan R. Spachman	(1)
10.1	Term Loan Agreement dated August 28, 2002 between KeyBank National Association and National Interstate Corporation	(1)
10.11	Master Demand Promissory Note dated August 28, 2002 to KeyBank National Association from National Interstate Corporation	(1)

Number	Description	Filing Basis

10.12	Stock Purchase Agreement between Triumphe Insurance Holdings LLC and National Interstate Insurance Company, date as of September 30, 2005	(5)
10.13	Employee Retention Agreement dated January 1, 1997, as amended February 8, 2006	(6)
14.1	Code of Ethics and Conduct	(4)
21.1	List of subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Four “Investments‘

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Seven “Premiums, Reinsurance and Transactions with Related Parties‘

(4)	This exhibit is incorporated by reference to our 2004 Form 10-K filed March 28, 2005

(5)	This exhibit is incorporated by reference to our Form 10-Q filed November 11, 2005

(6)	This exhibit is incorporated by reference to our Form 8-K filed February 13, 2006

(7)	This information is contained in Notes to Consolidated Financial Statements at Note Eight “Unpaid Losses and Loss Adjustment Expenses‘

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands,
	except share data)

ASSETS
Investment in subsidiaries	$131,950	$103,540
Investments:
Fixed maturities available-for-sale, at fair value (cost of $18,914 and $0, respectively)	18,621	—
Equities available-for-sale, at fair value (cost of $2,509 and $0, respectively)	2,518	—
Short-term investments, at cost which approximates fair value	1,150	—

Total investments	22,289	—
Receivable from subsidiary	4,850	3,360
Cash	836	4
Property and equipment — net	801	991
Other assets	695	1,749

Total assets	$161,421	$109,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Debt	$16,297	$32,547
Other liabilities	5,591	4,308

Total liabilities	21,888	36,855
Shareholders’ equity
Preferred shares — no par value
Authorized — 10,000,000 shares
Issued — 0 shares	—	—
Common shares — $.01 par value
Authorized — 50,000,000 shares
Issued — 23,350,0000 and 20,000,000 shares, including 4,294,800 and 4,470,400 shares, respectively in treasury	234	200
Additional paid-in capital	42,257	1,264
Retained earnings	105,826	77,102
Accumulated other comprehensive (loss) income	(2,712)	539
Treasury shares	(6,072)	(6,316)

Total shareholders’ equity	139,533	72,789

Total liabilities and shareholders’ equity	$161,421	$109,644

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31
	2005	2004	2003
	(In thousands)

Revenues:
Fees from subsidiaries	$11,106	$8,334	$8,373
Investment income	930	4	5
Realized gains on investments	16	—	—
Other	—	—	2

Total revenues	12,052	8,338	8,380
Expenses:
General and administrative expenses	11,178	8,195	3,142
Interest expense	1,421	1,610	716

Total expenses	12,599	9,805	3,858

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(547)	(1,467)	4,522
Provision for income taxes	(191)	(221)	—

(Loss) income before equity in undistributed income of subsidiaries	(356)	(1,246)	4,522
Equity in undistributed income of subsidiaries, net of tax	30,636	24,014	15,322

Net income	$30,280	$22,768	$19,844

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31
	2005	2004	2003
	(In thousands)

Operating Activities
Net income	$30,280	$22,768	$19,844
Adjustments to reconcile net income to cash provided by (used in) operating activities	(29,368)	(23,766)	(25,978)

Net cash provided by (used in) operating activities	912	(998)	(6,134)
Investing Activities
Capital contributions to subsidiaries	—	(15,000)	(9,965)
Distributions from subsidiaries	—	2,100	5,105
Purchases of investments	(27,810)	—	—
Proceeds from sale or maturity of investments	5,213	—	—
Purchases of property and equipment	(338)	(480)	(529)

Net cash used in investing activities	(22,935)	(13,380)	(5,389)
Financing Activities
Proceeds from issuance of common shares	40,391	—	—
Proceeds from long-term debt	—	—	15,464
(Repayment) proceeds of note payable to affiliate	(15,000)	15,000	—
Repayment of long-term debt	(1,250)	(1,354)	(3,146)
Issuance (purchase) of common shares from treasury upon exercise of stock options	254	525	(128)
Cash dividends paid on common shares	(1,540)	—	—
Deferred financing costs	—	—	(456)

Net cash provided by financing activities	22,855	14,171	11,734
Net increase (decrease) in cash	832	(207)	211
Cash at beginning of year	4	211	—

Cash at end of year	$836	$4	$211

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Liability For
		Unpaid					Amortization
	Deferred	Losses and				Losses and	of Deferred
	Policy	Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2005	$11,711	$223,207	$98,661	$194,397	$12,527	$117,449	$33,455	$2,286	$211,106
Year ended December 31, 2004	11,606	171,031	80,928	156,908	8,613	92,008	31,811	2,390	166,419
Year ended December 31, 2003	10,720	128,726	69,708	126,364	5,772	68,798	27,610	2,428	141,924

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions (1)	Period
	(In thousands)

Year ended December 31, 2005
Premiums in course of collection	$361	$635	$—	$416	$580
Year ended December 31, 2004
Premiums in course of collection	424	—	—	63	361
Year ended December 31, 2003
Premiums in course of collection	476	—	—	52	424

(1)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

By:	/s/ ALAN R. SPACHMAN
Name: Alan R. Spachman

Title:	Chairman of the Board and President

Signed: March 21, 2006

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ALAN R. SPACHMAN Alan R. Spachman		Chairman of the Board and President (Principal Executive Officer)	March 21, 2006

/s/ JULIE A. MCGRAW Julie A. McGraw		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2006

/s/ DONALD D. LARSON* Donald D. Larson		Director	March 21, 2006

/s/ KEITH A. JENSEN* Keith A. Jensen		Director	March 21, 2006

/s/ JAMES C. KENNEDY* James C. Kennedy		Director	March 21, 2006

/s/ GARY J. GRUBER* Gary J. Gruber		Director	March 21, 2006

/s/ JOEL SCHIAVONE* Joel Schiavone		Director	March 21, 2006

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.		Director	March 21, 2006

/s/ K. BRENT SOMERS* K. Brent Somers		Director	March 21, 2006

* By	Paul F. Haffner, attorney-in-fact