Form 10-Q
period 2006-03-31
National Interstate CORP
filed 2006-05-09
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of May 1, 2006 was 19,141,200.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $308,825 and $276,929, respectively)	$301,266	$272,578
Equity securities available-for-sale, at fair value (cost — $33,821 and $32,017, respectively)	34,111	32,196
Short-term investments, at cost which approximates fair value	12,135	7,985

Total investments	347,512	312,759
Cash and cash equivalents	7,637	7,461
Accrued investment income	3,421	3,172
Premiums receivable, net of allowance for doubtful accounts of $647 and $580, respectively	95,528	53,589
Reinsurance recoverables on paid and unpaid losses	82,824	77,834
Prepaid reinsurance premiums	32,440	17,216
Deferred policy acquisition costs	14,375	11,711
Deferred federal income taxes	10,686	9,569
Property and equipment, net	11,460	11,366
Funds held by reinsurer	3,889	3,769
Other assets	1,775	14,557

Total assets	$611,547	$523,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$236,934	$223,207
Unearned premiums and service fees	142,964	98,661
Long-term debt	15,985	16,297
Amounts withheld or retained for account of others	21,061	19,016
Reinsurance balances payable	22,890	4,704
Accounts payable and other liabilities	16,357	14,379
Commissions payable	6,436	4,730
Assessments and fees payable	2,703	2,476

Total liabilities	465,330	383,470
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares including 4,236 and 4,295 shares, respectively, in treasury	234	234
Additional paid-in capital	42,916	42,257
Retained earnings	113,782	105,826
Accumulated other comprehensive loss	(4,725)	(2,712)
Treasury shares	(5,990)	(6,072)

Total shareholders’ equity	146,217	139,533

Total liabilities and shareholders’ equity	$611,547	$523,003

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
Revenue:
Premiums earned	$50,315	$43,177
Net investment income	3,899	2,667
Realized gains on investments	370	115
Other	477	508

Total revenues	55,061	46,467
Expenses:
Losses and loss adjustment expenses	29,896	26,067
Commissions and other underwriting expense	8,765	7,252
Other operating and general expenses	2,793	1,984
Interest expense	364	401

Total expenses	41,818	35,704

Income before federal income taxes	13,243	10,763
Provision for federal income taxes	4,517	3,608

Net income	$8,726	$7,155

Net income per common share — basic	$0.46	$0.40

Net income per common share — diluted	$0.45	$0.39

Weighted average of common shares outstanding, basic	19,101	17,941

Weighted average of common shares outstanding, diluted	19,253	18,199

Cash dividends per common share	$0.04	$—

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Shares	Capital	Earnings	Income (Loss)	Shares	Total
Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			8,726			8,726
Unrealized depreciation of investment securities, net of tax benefit of $1,084				(2,013)		(2,013)

Comprehensive income						6,713
Dividends on common stock			(770)			(770)
Issuance of 59,000 treasury shares upon exercise of stock options		100			82	182
Tax benefit realized from exercise of stock options		346				346
Stock compensation expense		213				213

Balance at March 31, 2006	$234	$42,916	$113,782	$(4,725)	$(5,990)	$146,217

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net income			7,155			7,155
Unrealized depreciation of investment securities, net of tax benefit of $1,305				(2,424)		(2,424)

Comprehensive income						4,731
Proceeds from initial public offering	34	40,410				40,444
Issuance of 85,600 treasury shares upon exercise of stock options		33	(16)		119	136
Tax benefit realized from exercise of stock options		93				93

Balance at March 31, 2005	$234	$41,800	$84,241	$(1,885)	$(6,197)	$118,193

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three months ended
	March 31,
	2006	2005
Operating activities
Net income	$8,726	$7,155
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	38	196
Provision for depreciation and amortization	292	293
Net realized gains on investment securities	(370)	(115)
Tax benefit realized from exercise of stock options	346	93
Deferred federal income taxes	—	(874)
Stock compensation expense	213	—
Increase in deferred policy acquisition costs, net	(2,689)	(4,296)
Increase in reserves for losses and loss adjustment expenses	11,548	14,312
Increase in premiums receivable	(40,923)	(42,133)
Increase in unearned premiums and service fees	44,303	46,695
Increase in interest receivable, prepaid reinsurance premiums and other assets	(14,120)	(14,481)
Increase in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	4,861	11,094
Increase in reinsurance recoverable	(4,932)	(5,783)
Increase in reinsurance balances payable	18,186	18,460
Other	(1)	(2)

Net cash provided by operating activities	25,478	30,614

Investing activities
Purchases of fixed maturities	(39,662)	(50,626)
Purchases of equity securities	(17,785)	(18,150)
Proceeds from sale of fixed maturities	997	6,084
Proceeds from sale of equity securities	11,985	252
Proceeds from maturity of investments	16,088	13,593
Additional cash paid for purchase of subsidiary	(1,246)	—
Cash and cash equivalents of business acquired	5,585	—
Capital expenditures	(364)	(109)

Net cash used in investing activities	(24,402)	(48,956)

Financing activities
Proceeds from issuance of common shares	—	40,444
Repayment of note payable to affiliate	—	(15,000)
Repayment of long-term debt	(312)	(312)
Issuance of common shares from treasury upon exercise of stock options	182	136
Cash dividends paid on common shares	(770)	—

Net cash (used in) provided by financing activities	(900)	25,268

Net increase in cash and cash equivalents	176	6,926
Cash and cash equivalents at beginning of year	7,461	15,869

Cash and cash equivalents at end of year	$7,637	$22,795

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with instructions to Form 10-Q, which differ in some respects from statutory accounting principles permitted by state regulatory agencies.
The consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”) National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”),Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., and Explorer RV Insurance Agency, Inc. Significant intercompany transactions have been eliminated.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Recent Accounting Pronouncements
Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts
The Accounting Standards Executive Committee issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts, in September 2005, which is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The SOP provides guidance on accounting for deferred acquisition costs on internal replacements of insurance contracts that are modifications to product features that occur by the exchange of a contract for a new contract. The Company has not determined the impact this SOP has on our financial statements, but expects the impact, if any, to be immaterial.
Accounting for Certain Hybrid Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on the results of operations or the statement of condition.

2. Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology used for all options granted since the Company’s initial public offering in 2005 for purposes of its footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method for awards issued subsequent to the Company’s initial public offering, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. The Company has adopted SFAS No. 123(R) using the prospective method for awards issued prior to the Company’s initial public offering. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.
On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in the Other Operating and General Expenses line item in the consolidated statements of income.
The adoption of SFAS 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	For the Three Months Ended
	March 31, 2006
	Using	SFAS
	Previous	123(R)	As
	Accounting	Adjustment	Reported
	(Dollars in thousands)
Income before income taxes	$13,456	$(213)	$13,243
Income taxes	4,544	(27)	4,517

Net income	$8,912	$(186)	$8,726

Basic earnings per share	$0.47	$(0.01)	$0.46
Diluted earnings per share	0.46	(0.01)	0.45

The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended
	March 31, 2005
		SFAS	If
	As	123(R)	Under
	Reported	Adjustment	SFAS 123(R)
	(Dollars in thousands)
Income before income taxes	$10,763	$(229)	$10,534
Income taxes	3,608	(29)	3,579

Net income	$7,155	$(200)	$6,955

Basic earnings per share	$0.40	$(0.01)	$0.39
Diluted earnings per share	0.39	(0.01)	0.38
Options to acquire the Company’s shares are granted to officers of the Company under the Long Term Incentive Plan (“LTIP”). The Company granted 60,000 stock options during the first quarter of 2006 under the LTIP. At March 31, 2006, there were 1,103,400 of the Company’s common shares reserved for issuance upon exercise of stock options and options for 716,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options typically vest pursuant to the terms of a written grant agreement and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
A summary of the activity in the LTIP is as follows:

	Three months ended March 31, 2006
	Total options outstanding
		Weighted	Weighted	Weighted
		Average	Average	Average
		Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Term
Options outstanding, beginning of period	785,000	$12.43	$5.58
Forfeited	(70,000)	9.73	4.72
Exercised	(59,000)	3.08	1.34
Granted	60,000	21.34	8.61

Options outstanding, end of period	716,000	$14.26	$6.28	8.7 years

Options exercisable, end of period	110,200	$8.72	$4.19	7.3 years

The fair value of options granted and pro forma effects are computed using the following weighted-average assumptions as of grant date:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	4.4%	4.2%
Expected option life	6.8 years	10 years
Expected stock price volatility	29.7%	31.0%
Dividend yield	0.1%	0.3%
Weighted average fair value of options granted during year	$8.61	$6.77

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $5.4 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2005 was $1.4 million. The intrinsic value of options exercised during the quarter ended March 31, 2006 was $1.1 million.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $3.6 million, of this, $0.6 million will be recognized for the remainder of 2006. Compensation expense will be recognized in years following 2006 as follows (Dollars in thousands).

2007	$835
2008	835
2009	835
2010	424
2011	41
3. Premiums, Reinsurance and Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2006, Great American owned 53.4% of the outstanding shares of the Company. Great American is a wholly owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Written premiums assumed	$2,757	$2,579
Assumed premiums earned	2,300	2,230
Assumed losses and loss adjustment expense incurred	1,931	1,458
Payable to Great American as of quarter end	551	1,009
The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2006 and 2005 were $7.2 million and $7.6 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2006		2005
	Written	Earned	Written	Earned
		(Dollars in thousands)
Direct	$106,131	$61,504	$100,678	$54,037
Assumed	3,407	3,171	2,899	2,829
Ceded	(30,131)	(14,360)	(29,948)	(13,689)

Net Premium	$79,407	$50,315	$73,629	$43,177

Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, internal audit, actuarial, legal and other support services. If Great American no longer controlled a majority of the Company’s shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
4. Commitments and Contingencies
From time to time, the Company and its subsidiaries are subject to legal proceedings and claims in the ordinary course of business. In the opinion of management, the effects, if any, of such litigation are not expected to be material to the Company’s consolidated financial condition or results of operations. In addition, regulatory bodies, such as, but not limited to, state insurance departments, the Securities and Exchange Commission and the Department of Labor may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
Our insurance companies have lawsuits pending whereby the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, management does not believe these lawsuits will have a material adverse effect on the Company’s business, financial condition or results of operations based on management’s belief that any adverse outcomes have either been provided for in the loss reserves or such unfavorable result would be immaterial.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At March 31, 2006 and December 31, 2005, the liability for such assessments was $2.7 million and $2.5 million, respectively, and will be paid over several years as assessed by the various state funds.
5. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three months ended March 31,
	2006	2005
	(In thousands, except per share data)
Net income	$8,726	$7,155
Weighted average shares outstanding during period	19,101	17,941
Additional shares issuable under employee common stock option plans using treasury stock method	152	258

Weighted average shares outstanding assuming exercise of stock option	19,253	18,199

Net income per share:
Basic	$0.46	$0.40
Diluted	$0.45	$0.39
For the quarters ended March 31, 2006 and 2005 there were 437,000 and 20,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive.
6. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$15,928	$12,753
Transportation	17,860	16,306
Specialty Personal Lines	10,828	8,665
Hawaii and Alaska	3,220	3,766
Other	2,479	1,687

Total Premiums Earned	50,315	43,177
Net investment income	3,899	2,667
Realized gains on investments	370	115
Other	477	508

Total revenues	$55,061	$46,467

7. Acquisition of Company
The Company announced the closing of the purchase of TCC from Triumphe Insurance Holdings LLC effective January 1, 2006 by the Company’s principal insurance subsidiary NIIC. TCC, a Pennsylvania domiciled property and casualty insurer, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. Although it has maintained these licenses, TCC has not written any new policies since April 1, 2004.
Under the agreement, the purchase price of approximately $13.0 million was equal to TCC’s statutory surplus at September 30, 2005, subject to certain adjustments. At December 31, 2005, the Company had $11.7 million that was held in an escrow account for the “down-payment” of the purchase price of TCC. The escrow account was a component of “Other Assets” on the December 31, 2005 Consolidated Balance Sheet. The Company made an additional payment of $1.2 million on January 3, 2006 for the remaining balance of the purchase price.
The Company completed the purchase price allocation of TCC in the first quarter of 2006 and did not recognize any intangible asset for the TCC acquisition. On a consolidated basis, this acquisition did not have a material impact on earnings for the Company, in the first quarter of 2006.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Actual results may differ from those expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:
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
General
The Company and its subsidiaries underwrite and sell traditional and alternative risk transfer property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and watercraft throughout the United States.
As of March 31, 2006, Great American owned 53.4% of the outstanding shares of the Company. Great American is a wholly owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an initial public offering in which it issued 3,350,000 shares of its common stock at $13.50 a share and began trading its common shares on the Nasdaq National Market under the symbol NATL. Prior to its initial public offering, no public market existed for the Company’s common shares.
The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and five other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. The Company writes its insurance policies on a direct basis through NIIC, NIIC-HI and TCC. The Company through NIIC purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through affiliated and independent agents and brokers. The Company uses its five other agency and service subsidiaries to sell and service the Company’s insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.
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
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses (“LAE”); commissions and other underwriting expenses; and other operating and general expenses.
The Company’s net earnings for the first quarter of 2006 increased $1.6 million to $8.7 million or $0.45 per share (diluted), compared to $7.2 million or $0.39 per share (diluted) recorded in the first quarter of 2005. The increase in pre-tax net earnings in the first quarter of 2006 is primarily attributable to increases in operating income of $1.2 million and net investment income of $1.2 million.
Underwriting
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2000, our insurance subsidiaries have increased their premium rates to offset rising losses and reinsurance costs.

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. The Company’s combined ratio was 81.4% for the first quarter of 2006, and 80.6% for the same period in 2005. The increase in the combined ratio of 0.8 points for the first quarter of 2006 was comparable to the combined ratio in the first quarter of 2005.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Gross premiums written	$109,538	$103,577
Ceded reinsurance	(30,131)	(29,948)

Net premiums written	79,407	73,629
Change in unearned premiums, net of ceded	(29,092)	(30,452)

Net earned premiums	$50,315	$43,177

Combined Ratios:
Loss and LAE ratio (1)	59.4%	60.4%
Underwriting expense ratio (2)	22.0%	20.2%

Combined ratio	81.4%	80.6%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
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
Gross written premium includes both direct premium and assumed premium. During the first quarter of 2006, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of $5.0 million, or 7.7%, compared to the same period in 2005, primarily related to the addition of two new captive programs in the first quarter of 2006. The new captives participate in the truck transportation and taxi cabs in California markets. Also contributing to the increase in the alternative risk transfer component was the fact that most group captive members renew their contracts during the first six months of the year, resulting in a large increase in gross premiums during the first six months of a given fiscal year. The increase in the alternative risk transfer gross premiums written was offset by the split of one of our largest captive programs into two separate programs to better offer an attractive group captive option to larger truck fleets. Due to the splitting of the larger captive program into two captives, approximately $4.6 million of renewing written premium will not be reflected in our gross written premium until the fourth quarter of 2006, which is the common renewal date for the new captive program. This entire captive program, before the split, previously renewed their contract in the first quarter in a given fiscal year.
The Company operates its business as one segment — property and casualty insurance. The Company manages this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three months ended March 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$70,064	64.0%	$65,027	62.8%
Transportation	18,519	16.9%	19,427	18.8%
Specialty Personal Lines	13,773	12.6%	11,886	11.5%
Hawaii and Alaska	5,743	5.2%	6,048	5.8%
Other	1,439	1.3%	1,189	1.1%

Gross Premiums Written	$109,538	100.0%	$103,577	100.0%

Three months ended March 31, 2006 compared to March 31, 2005. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three months ended March 31,		Change
	2006	2005	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$15,928	$12,753	$3,175	24.9%
Transportation	17,860	16,306	1,554	9.5%
Specialty Personal Lines	10,828	8,665	2,163	25.0%
Hawaii and Alaska	3,220	3,766	(546)	(14.5%)
Other	2,479	1,687	792	46.9%

Total Premiums Earned	50,315	43,177	7,138	16.5%
Net investment income	3,899	2,667	1,232	46.2%
Realized gains on investments	370	115	255	221.7%
Other	477	508	(31)	(6.1%)

Total revenues	$55,061	$46,467	$8,594	18.5%

Our net premiums earned increased $7.1 million, or 16.5%, to $50.3 million during the three months ended March 31, 2006 compared to $43.2 million for the same period in 2005. Our alternative risk transfer component increased 24.9% during the first quarter of 2006 compared to the same period in 2005, primarily due to new insured policies written in prior year. During this period and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers who were previously in our transportation component that joined group captive programs. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 25.0% in the first quarter of 2006 compared to the same period in 2005. The transportation component also increased 9.5% in the first quarter of 2006 due to an increased number of policies in force.
Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2006 was 59.4% compared to 60.4% for the first quarter of 2005. Included in incurred losses for the first quarter of 2006 and 2005 was unfavorable development of losses from prior years of $1.5 million and $0.6 million, respectively. The loss ratio for the first quarter of 2006 is in a range consistent with prior year.
Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The commissions and other underwriting expenses increased $1.5 million for the three months ended March 31, 2006 compared to 2005. This increase is directly related to the increase in gross premium written and the fact that we are increasing our risk retention for certain products, resulting in a lower ceding commission.
The underwriting expense ratio for the first quarter of 2006 increased 1.8 percentage points to 22.0% compared to 20.2% for the same period in 2005. No single component significantly affected the underwriting expense ratio, rather the increase in the ratio is attributable to the sum of individually insignificant factors. Such factors include, but are not limited to increased expenses related to the continued growth in our businesses and increased risk retention for certain products, which results in a lower ceding commission and therefore greater net commission expense. Other operating and general expenses such as the impact of stock based compensation expense recognized due to the implementation of SFAS 123(R) and additional costs incurred related to being a publicly traded company also contributed to the increase in the ratio.
Investment Income
Net investment income increased $1.2 million or 46.2% to $3.9 million for the three months ended March 31, 2006 compared to the first quarter of 2005, due primarily to an increase in average cash and invested assets over the same period. The growth in cash and invested assets is due to the increase in growth of premiums written, the investing of the proceeds from the Company’s February 2005 initial public offering and reinvestment of interest income.
Realized Gains (Losses) on Investments
Net realized gains were $0.4 million for first quarter of 2006 compared to net realized gains of $0.1 million for the first quarter of 2005. Strong performance in equity securities in the quarter ended March 31, 2006 compared to March 31, 2005 provided opportunities to realize gains in our equity portfolio. Although designated as available for sale, we generally intend to hold our fixed maturities through maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity.
Other Operating and General Expenses
Other operating and general expenses increased approximately $0.8 million to $2.8 million during the three-month period ended March 31, 2006 compared to $2.0 million for the same period in 2005. These increases reflect the continuing growth in our business, costs in and related to commencing operations for HMG, a stock compensation expense of $0.2 million recognized for the SFAS 123(R) and additional costs incurred related to being a publicly traded company.
Income Taxes
Our effective tax rate was 34.1% for the quarter ended March 31, 2006 and 33.5% for the same period in 2005. The increase in the effective tax rate in the current quarter is primarily due to the non-deductibility of incentive stock option compensation expense incurred during the first quarter of 2006.
Financial Condition
Investments
At March 31, 2006, our investment portfolio contained $301.3 million in fixed maturity securities and $34.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At that date, we had pretax unrealized losses of $7.6 million on fixed maturities and pretax unrealized gains of $0.3 million on equity securities.
At March 31, 2006, 99.2% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at March 31, 2006 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$21,348	$279,918
Amortized cost of securities	$20,963	$287,862
Gross unrealized gain or (loss)	$385	$(7,944)
Fair value as a percent of amortized cost	101.8%	97.2%
Number of security positions held	47	274
Number individually exceeding $50,000 gain	—	43
Concentration of gains or (losses) by type or industry:
US Government and government agencies	$134	$(5,238)
State, municipalities, and political subdivisions	136	(816)
Banks, insurance, and brokers	112	(1,658)
Industrial and other	3	(232)
Percentage rated investment grade (1)	91.6%	99.2%
Equity Securities:
Fair value of securities	$23,752	$10,359
Cost of securities	$23,140	$10,681
Gross unrealized gain or (loss)	$612	$(322)
Fair value as percent of cost	102.6%	97.0%
Number individually exceeding $50,000 gain or loss	3	1

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2006 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	3.2%	3.7%
After one year through five years	54.1%	43.8%
After five years through ten years	32.4%	42.3%
After ten years	10.3%	10.2%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	March 31, 2006
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
	Fair Value	Gain/Loss	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (47 issues)	21,348	385	101.8%

	$21,348	$385

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (42 issues)	$80,322	$(4,381)	94.8%
More than one year (1 issue)	710	(282)	71.6%
Less than $50,000 (231 issues)	198,886	(3,281)	98.4%

	$279,918	$(7,944)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (3 issue)	$4,434	$217	105.2%
More than one year (0 issues)	—	—
Less than $50,000 (40 issues)	19,318	395	102.1%

	$23,752	$612

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issues)	$1,446	$(88)	94.3%
More than one year (0 issues)	—	—
Less than $50,000 (20 issues)	8,913	(234)	97.4%

	$10,359	$(322)

When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Other-Than-Temporary Impairment.”
Premiums and Reinsurance
In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year.
Premiums receivable increased $41.9 million or 78.3% from December 31, 2005 to March 31, 2006 and unearned premiums increased $44.3 million or 44.9% from December 31, 2005 to March 31, 2006. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.
Prepaid reinsurance premiums increased $15.2 million or 88.4% from December 31, 2005 to March 31, 2006 and reinsurance balances payable increased $18.2 million or 386.6% from December 31, 2005 to March 31, 2006. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to the Company from insurance subsidiaries. Historically and during the first quarter of 2006, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using premium receipts for the payment of liabilities has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents, and short term investments. Cash, cash equivalents and short-term investments were $19.8 million at March 31, 2006, a $4.3 million decrease from December 31, 2005.
Cash provided by operating activities was $25.5 million during the three month period ended March 31, 2006, compared to $30.6 million during the same comparable period ended March 31, 2005. The decrease of $5.1 million is primarily related to a decrease in other accounts payable; offset by an increase in net income of $1.6 million.
Cash used in investing activities was $24.4 million and $49.0 million for the three months ended March 31, 2006 and 2005, respectively. The $23.0 million increase in cash from investing activities was primarily related to a $9.1 million increase in proceeds from sale of equity securities and from the maturity of investments and a decrease in the purchase of investments of $11.3 million.
Also impacting investing activities was an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition the Company acquired $5.6 million in cash and cash equivalents.
The Company utilized $0.9 million in net cash and provided net cash of $25.3 million, respectively for the three months ended March 31, 2006 and 2005, respectively. The $26.2 million decrease in cash generated from financing activities primarily relates to the initial public offering the Company completed in February 2005 whereby the Company sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. The Company used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder will be used for general purposes including surplus contributions to our insurance company subsidiaries, as needed.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from the remaining initial public offering net proceeds, dividend and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (5.0% at March 31, 2006 and 4.41% at December 31, 2005) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
We have an unsecured term loan that is governed by a four-year loan agreement that was executed in August 2002. This term loan bears interest at the lender’s prime rate (7.75% at March 31, 2006 and 7.25% at December 31, 2005) less 50 basis points. The outstanding principal amount at March 31, 2006 was $0.5 million. Payments on the note are due in monthly principal installments of $0.1 million plus interest. At March 31, 2006, we were in compliance with all of our loan covenants.

We also have a $2.0 million line of credit (unused at March 31, 2006) that bears interest at the lending institution’s prime rate (7.75% at March 31, 2006 and 7.25% at December 31, 2005) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums. We may request an increase in this line of credit in the future based on liquidity and capital needs, although we have no current plans to do so.
We believe that the remaining net proceeds from our initial public offering, funds generated from operations, including dividends from insurance subsidiaries, and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, and during the first quarter of 2006, we have not had the need to sell our investments to generate liquidity. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment expense reserves and the determination of “other than temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” in the Company’s 2005 Form 10-K.
Losses and Loss Adjustment Expense (LAE) Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2006 and December 31, 2005, we had $236.9 million and $223.2 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. The increase in loss reserves of 6.1% from December 31, 2005 to March 31, 2006 is consistent with the growth of policies in force and management’s expectation of loss payout patterns. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American, an affiliated company. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our subsidiaries, NIIC, NIIC-HI and TCC. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves as of the end of fiscal year ending December 31, 2005 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2006 and December 31, 2005.
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the three months ended March 31, 2006 and 2005. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

Contractual Obligations/ Off-Balance Sheet Arrangements
During the first quarter of 2006, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
We do not currently have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2006, there were no material changes to the information provided in our Form 10-K for 2005 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006, in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, Note 14 to the Consolidated Financial Statements included therein and Note 5 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date: May 9, 2006	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and President
(Duly Authorized Officer and Principal Executive Officer)

Date: May 9, 2006	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)