Form 10-Q
period 2006-06-30
National Interstate CORP
filed 2006-08-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes     ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of August 1, 2006 was 19,145,200.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $312,861 and $276,929, respectively)	$302,381	$272,578
Equity securities available-for-sale, at fair value (cost — $29,819 and $32,017, respectively)	29,236	32,196
Short-term investments, at cost which approximates fair value	23,365	7,985

Total investments	354,982	312,759
Cash and cash equivalents	11,017	7,461
Accrued investment income	3,754	3,172
Premiums receivable, net of allowance for doubtful accounts of $455 and $580, respectively	98,731	53,589
Reinsurance recoverables on paid and unpaid losses	87,599	77,834
Prepaid reinsurance premiums	30,760	17,216
Deferred policy acquisition costs	15,888	11,711
Deferred federal income taxes	12,556	9,569
Property and equipment, net	11,411	11,366
Funds held by reinsurer	1,978	3,769
Other assets	1,216	14,557

Total assets	$629,892	$523,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$249,529	$223,207
Unearned premiums and service fees	148,380	98,661
Long-term debt	15,672	16,297
Amounts withheld or retained for account of others	22,520	19,016
Reinsurance balances payable	15,312	4,704
Accounts payable and other liabilities	15,841	14,379
Commissions payable	7,144	4,730
Assessments and fees payable	3,032	2,476

Total liabilities	477,430	383,470
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares
Common stock — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,205 and 4,295 shares, respectively, in treasury	234	234
Additional paid-in capital	43,350	42,257
Retained earnings	122,016	105,826
Accumulated other comprehensive loss	(7,191)	(2,712)
Treasury stock	(5,947)	(6,072)

Total shareholders’ equity	152,462	139,533

Total liabilities and shareholders’ equity	$629,892	$523,003

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
Premiums earned	$52,429	$46,423	$102,744	$89,600
Net investment income	4,276	3,140	8,175	5,807
Realized gains on investments	145	191	515	306
Other	540	407	1,017	915

Total revenues	57,390	50,161	112,451	96,628
Expenses:
Losses and loss adjustment expenses	30,438	27,720	60,334	53,787
Commissions and other underwriting expense	9,934	9,478	18,699	16,730
Other operating and general expenses	3,306	2,252	6,099	4,236
Interest expense	379	322	743	723

Total expenses	44,057	39,772	85,875	75,476

Income before federal income taxes	13,333	10,389	26,576	21,152
Provision for federal income taxes	4,330	3,434	8,847	7,042

Net income	$9,003	$6,955	$17,729	$14,110

Net income per common share — basic	$0.47	$0.37	$0.93	$0.76

Net income per common share — diluted	$0.47	$0.36	$0.92	$0.75

Weighted average of common shares outstanding, basic	19,136	18,965	19,119	18,456

Weighted average of common shares outstanding, diluted	19,279	19,223	19,271	18,710

Cash dividends per common share	$0.04	$—	$0.08	$—

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			17,729			17,729
Unrealized depreciation of investment securities, net of tax benefit of $2,412				(4,479)		(4,479)

Comprehensive income						13,250
Dividends on common stock			(1,539)			(1,539)
Issuance of 90,000 treasury shares upon exercise of stock options		171			125	296
Tax benefit realized from exercise of stock options		523				523
Stock compensation expense		399				399

Balance at June 30, 2006	$234	$43,350	$122,016	$(7,191)	$(5,947)	$152,462

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net income			14,110			14,110
Unrealized depreciation of investment securities, net of tax benefit of $325				(604)		(604)

Comprehensive income						13,506
Proceeds from initial public offering	34	40,357				40,391
Issuance of 85,600 treasury shares upon exercise of stock options		33	(16)		119	136
Tax benefit realized from exercise of stock options		93				93

Balance at June 30, 2005	$234	$41,747	$91,196	$(65)	$(6,197)	$126,915

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six months ended
	June 30,
	2006	2005
Operating activities
Net income	$17,729	$14,110
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	107	423
Provision for depreciation and amortization	579	593
Net realized gains on investment securities	(515)	(306)
Tax benefit realized from exercise of stock options	523	93
Deferred federal income taxes	(542)	(2,197)
Stock compensation expense	399	—
Increase in deferred policy acquisition costs, net	(4,202)	(2,853)
Increase in reserves for losses and loss adjustment expenses	24,143	26,265
Increase in premiums receivable	(44,126)	(48,789)
Increase in unearned premiums and service fees	49,719	58,287
Increase in interest receivable, prepaid reinsurance premiums and other assets	(10,326)	(16,111)
Increase (decrease) in accounts payable, commissions and other liabilities, premiums and other funds collected from others and assessments and fees payable	6,841	(190)
Increase in reinsurance recoverable	(9,707)	(6,978)
Increase in reinsurance balances payable	10,608	16,438
Other	—	(5)

Net cash provided by operating activities	41,230	38,780
Investing activities
Purchases of fixed maturities	(48,337)	(75,009)
Purchases of equity securities	(30,635)	(28,656)
Proceeds from sale of fixed maturities	997	15,809
Proceeds from sale of equity securities	17,739	5,359
Proceeds from maturity of investments	20,670	25,995
Additional cash paid for purchase of subsidiary	(1,246)	—
Cash and cash equivalents of business acquired	5,585	—
Capital expenditures	(579)	(283)

Net cash used in investing activities	(35,806)	(56,785)
Financing activities
Proceeds from issuance of common shares	—	40,391

Repayment of note payable to affiliate	—	(15,000)
Repayment of long-term debt	(625)	(625)
Issuance of common shares from treasury upon exercise of stock options	296	136
Cash dividends paid on common shares	(1,539)	—

Net cash (used in) provided by financing activities	(1,868)	24,902

Net increase in cash and cash equivalents	3,556	6,897
Cash and cash equivalents at beginning of period	7,461	15,869

Cash and cash equivalents at end of period	$11,017	$22,766

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month and six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Accounting for Certain Hybrid Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140. SFAS No.155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material effect on its results of operations or statement of condition.

Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required and management is currently assessing the effect FIN 48 will have on the Company’s results of operations, financial condition and liquidity.
2. Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
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
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended June 30, 2006, are $186,000 and $161,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 are $0.01 lower than if the Company had continued to account for share-based compensation under Opinion 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006, are $399,000 and $347,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the six months ended June 30, 2006 are $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25.
The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R):

	For the Three Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2005
		SFAS	If		SFAS	If
	As	123(R)	Under	As	123(R)	Under
	Reported	Adjustment	SFAS 123(R)	Reported	Adjustment	SFAS 123(R)
	(Dollars in thousands)			(Dollars in thousands)
Income before income taxes	$10,389	$(316)	$10,073	$21,152	$(545)	$20,607
Income taxes	3,434	(25)	3,409	7,042	(54)	6,988

Net Income	$6,955	$(291)	$6,664	$14,110	$(491)	$13,619

Basic earnings per share	$0.37	$(0.02)	$0.35	$0.76	$(0.02)	$0.74
Diluted earnings per share	0.36	(0.01)	0.35	0.75	(0.02)	0.73

Options to acquire the Company’s shares are granted to officers of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2006, there were 1,072,400 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 725,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options typically vest pursuant to the terms of a written grant agreement and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
A summary of the activity in the LTIP is as follows:

	Six months ended June 30, 2006
	Total options outstanding
		Weighted	Weighted	Weighted
		Average	Average	Average
		Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Term
Options outstanding, beginning of period	785,000	$12.43	$5.58
Forfeited	(70,000)	9.73	4.72
Exercised	(90,000)	3.30	1.47
Granted	100,000	22.13	8.71

Options outstanding, end of period	725,000	$15.17	$6.60	8.2 years

Options exercisable, end of period	79,200	$10.69	$5.15	6.2 years
The fair value of options granted and pro forma effects are computed using the following weighted-average assumptions as of grant date:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.1%	4.0%	4.7%	4.2%
Expected option life	6.5 years	7.5 years	6.7 years	9.8 years
Expected stock price volatility	29.4%	31.0%	29.6%	31.0%
Dividend yield	0.7%	0.3%	0.3%	0.3%
Weighted average fair value of options granted during year	$8.86	$6.23	$8.71	$6.72
The aggregate intrinsic value of all options outstanding at June 30, 2006 was $8.7 million. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $1.3 million. The intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0.5 million and $1.5 million, respectively.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $3.5 million, of this, $0.4 million will be recognized for the remainder of 2006. Compensation expense will be recognized in years following 2006 as follows (Dollars in thousands):

2007	$847
2008	847
2009	847
2010	465
2011	98

3. Premiums, Reinsurance and Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2006, Great American owned 53.3% of the outstanding shares of the Company. Great American is a wholly-owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Written premiums assumed	$2,919	$2,572	$5,676	$5,151
Assumed premiums earned	2,380	2,293	4,680	4,523
Assumed losses and loss adjustment expense incurred	1,672	2,092	3,603	3,550
Payable to Great American as of period end	841	754	841	754
The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2006 and 2005 were $7.9 million and $5.8 million, respectively and were $15.1 million and $13.4 million for the six months ended June 30, 2006 and 2005, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company regularly evaluates the financial condition of its reinsurers.
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(Dollars in thousands)				(Dollars in thousands)
Direct	$68,576	$63,451	$69,030	$57,712	$174,707	$124,955	$169,708	$111,749
Assumed	4,152	3,469	3,106	2,871	7,559	6,640	6,005	5,700
Ceded	(13,206)	(14,491)	(14,862)	(14,160)	(43,337)	(28,851)	(44,810)	(27,849)

Net Premium	$59,522	$52,429	$57,274	$46,423	$138,929	$102,744	$130,903	$89,600

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At June 30, 2006 and December 31, 2005, the liability for such assessments was $3.0 million and $2.5 million, respectively, and will be paid over several years as assessed by the various state funds.
5. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$9,003	$6,955	$17,729	$14,110

Weighted average shares outstanding during period	19,136	18,965	19,119	18,456
Additional shares issuable under employee common stock option plans using treasury stock method	143	258	152	254

Weighted average shares outstanding assuming exercise of stock options	19,279	19,223	19,271	18,710

Net income per share:
Basic	$0.47	$0.37	$0.93	$0.76
Diluted	0.47	0.36	0.92	0.75
For the three and six months ended June 30, 2006 and 2005 there were 315,000 and 20,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive.
6. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$17,354	$14,264	$33,282	$27,017
Transportation	17,800	17,277	35,660	33,583
Specialty Personal Lines	11,436	9,420	22,264	18,085
Hawaii and Alaska	4,017	4,122	7,237	7,888
Other	1,822	1,340	4,301	3,027

Total Premiums Earned	52,429	46,423	102,744	89,600
Net investment income	4,276	3,140	8,175	5,807
Realized gains on investments	145	191	515	306
Other	540	407	1,017	915

Total revenues	$57,390	$50,161	$112,451	$96,628

7. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $6.5 million and $8.8 million for the three months ended June 30, 2006 and 2005 and $13.3 million and $13.5 million for the six months ended June 30, 2006 and 2005, respectively.
8. Acquisition of Company
The Company’s principal insurance subsidiary NIIC announced the closing of the purchase of TCC from Triumphe Insurance Holdings LLC effective January 1, 2006. TCC, a Pennsylvania domiciled property and casualty insurer, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. Although it has maintained these licenses, TCC has not written any new policies since April 1, 2004.
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
The Company completed the purchase price allocation of TCC in the first quarter of 2006 and did not recognize any intangible asset for the TCC acquisition. On a consolidated basis, this acquisition did not have a material impact on earnings for the Company, in the first six months of 2006.
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
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

General
We underwrite and sell traditional and alternative risk transfer property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and watercraft throughout the United States.
As of June 30, 2006, Great American owned 53.3% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. On February 2, 2005, we completed an initial public offering in which we issued 3,350,000 shares of our common stock at $13.50 a share and began trading our common shares on the NASDAQ Global Market under the symbol NATL. Prior to our initial public offering, no public market existed for our common shares.
We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and five other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. Through NIIC, we purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through affiliated and independent agents and brokers. We use our five other agency and service subsidiaries to sell and service our insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.
Results of Operations
Overview
Through the operations of our subsidiaries, we are engaged in property and casualty insurance operations. We generate underwriting profits by providing specialized insurance products, services and programs not generally available in the marketplace. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry.
We derive our revenues primarily from premiums generated by our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses (“LAE”); commissions and other underwriting expenses; and other operating and general expenses.
Our net earnings for the second quarter of 2006 increased $2.0 million, or 29.4%, to $9.0 million or $0.47 per share (diluted), compared to $7.0 million or $0.36 per share (diluted) for the second quarter of 2005. The increase in pre-tax net earnings in the second quarter of 2006 is primarily attributable to increases in pre-tax operating income of $1.8 million and net investment income of $1.1 million. Our year-to-date earnings increased $3.6 million, or 25.6%, over 2005 year-to-date earnings, primarily due to an increase in pre-tax operating income of $2.8 million and a $2.4 million increase in investment income.

Gross Written Premium
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three months ended June 30,
	2006		2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$25,228	34.7%	$25,834	35.8%
Transportation	24,741	34.0%	26,152	36.3%
Specialty Personal Lines	15,056	20.7%	13,152	18.2%
Hawaii and Alaska	5,921	8.1%	6,111	8.5%
Other	1,782	2.5%	887	1.2%

Gross Premiums Written	$72,728	100.0%	$72,136	100.0%

	Six months ended June 30,
	2006		2005
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$95,292	52.3%	$90,861	51.7%
Transportation	43,260	23.7%	45,579	25.9%
Specialty Personal Lines	28,829	15.8%	25,038	14.3%
Hawaii and Alaska	11,664	6.4%	12,159	6.9%
Other	3,221	1.8%	2,076	1.2%

Gross Premiums Written	$182,266	100.0%	$175,713	100.0%

There are distinct differences in the timing of written premiums in our traditional transportation component versus our alternative risk transfer component composed primarily of group captive programs. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most of our group captive programs, all members of a particular group captive share a common expiration date. A policy for a new captive program participant will typically be written between the incept date and the next common renewal date of the group captive program. The group captive programs focus on specialty or niche insurance business which provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent partners.
Gross written premium includes both direct premium and assumed premium. During the second quarter of 2006, as a percent of total gross premiums written, the specialty personal lines component of the business had the largest increase of $1.9 million, or 14.5%, compared to the same period in 2005. For the six months ended June 30, 2006 specialty personal lines increased $3.8 million or 15.1% as compared to the same period in 2005. The growth in this business component is primarily related to the increase in the number of policies in force associated with our recreational vehicle program.
For the six months ended June 30, 2006, as a percent of total gross premiums written, the alternative risk transfer component had the largest increase of $4.4 million or 4.9%, compared to the same period in 2005, primarily related to the addition in the first quarter of 2006 of two new captive programs and that our largest and most established captive members renewed their contracts during the first six months of the year, resulting in a large increase in gross premiums during the first six months of a given fiscal year. The two new captive programs cover the truck transportation market and taxi cabs in California. The increase in alternative risk transfer gross premiums written was offset by the split of one of our largest captive programs into two separate programs to better offer an attractive group captive option to larger truck fleets. Due to the splitting of the larger captive program into two captives, approximately $4.6 million of renewing written premium will not be reflected in our gross written premium until the fourth quarter of 2006, the common renewal date for the new captive program. This entire captive program, before the split, previously renewed in the first quarter in a given fiscal year. Also contributing to the growth was an increase in the number of policies in force relative to the captive program members.
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). Until 2006, this review has always generated net assessment premium. For the six months ended June 30, 2006 and 2005 we recorded return of premium of $1.9 million and assessment of premium of $1.3 million, respectively, thus generating a $3.2 million year-over-year reduction in the alternative risk transfer components written premium. Exclusive of this $3.2 million reduction to written premium, the captive business would have shown an increase in growth for the six months ended June 30, 2006 of $7.6 million or 8.5% as compared to the 4.9% noted above.
The decrease in the transportation component for the three and six months ended June 30, 2006 of $1.4 million and $2.3 million, respectively, is the result of our continued application of our underwriting discipline even in an expected softening market with increased aggressive competition. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Based on the number of accounts, our retention rates for traditional transportation are comparable between 2006 and 2005; however, we are experiencing a trend of renewing the small-to-mid size accounts and have lost a few of the larger traditional insurance accounts due to pricing. For the first six months of 2006 we are maintaining relatively flat rate levels (+0.1%) on renewing commercial insurance business.
Net Earned Premium
Three months ended June 30, 2006 compared to June 30, 2005. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three months ended June 30,		Change
	2006	2005	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$17,354	$14,264	$3,090	21.7%
Transportation	17,800	17,277	523	3.0%
Specialty Personal Lines	11,436	9,420	2,016	21.4%
Hawaii and Alaska	4,017	4,122	(105)	(2.5%)
Other	1,822	1,340	482	36.0%

Total Premiums Earned	52,429	46,423	6,006	12.9%
Net investment income	4,276	3,140	1,136	36.2%
Realized gains on investments	145	191	(46)	(24.1%)
Other	540	407	133	32.7%

Total revenues	$57,390	$50,161	$7,229	14.4%

Our net premiums earned increased $6.0 million, or 12.9%, to $52.4 million during the three months ended June 30, 2006 compared to $46.4 million for the same period in 2005. Our alternative risk transfer component increased $3.1 million, or 21.7%, during the second quarter of 2006 compared to the same period in 2005, primarily due to new insured policies written in the prior year. A portion of the new customers in the alternative risk transfer component were larger premium customers who were previously in our transportation component that joined group captive programs in 2005. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased $2.0 million, or 21.4%, in the second quarter of 2006 compared to the same period in 2005. The transportation component also increased $0.5 million, or 3.0%, in the second quarter of 2006 due to an increased number of policies in force in the prior year.
Six months ended June 30, 2006 compared to June 30, 2005. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six months ended June 30,		Change
	2006	2005	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$33,282	$27,017	$6,265	23.2%
Transportation	35,660	33,583	2,077	6.2%
Specialty Personal Lines	22,264	18,085	4,179	23.1%
Hawaii and Alaska	7,237	7,888	(651)	(8.3%)
Other	4,301	3,027	1,274	42.1%

Total Premiums Earned	102,744	89,600	13,144	14.7%
Net investment income	8,175	5,807	2,368	40.8%
Realized gains on investments	515	306	209	68.3%
Other	1,017	915	102	11.1%

Total revenues	$112,451	$96,628	$15,823	16.4%

Our net premiums earned increased $13.1 million, or 14.7%, to $102.7 million during the six months ended June 30, 2006 compared to $89.6 million for the same period in 2005. Our alternative risk transfer component increased $6.3 million, or 23.2%, during the first six months of 2006 compared to the same period in 2005, primarily due to new insured policies written in the prior year. A portion of the new customers in the alternative risk transfer component were larger premium customers who were previously in our transportation component that joined group captive programs in 2005. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased $4.2 million, or 23.1%, in the six months ended June 30, 2006 compared to the same period in 2005. The transportation component also increased $2.1 million, or 6.2%, in the first six months of 2006 due to an increased number of policies in force in the prior year.
Underwriting and Loss Ratio Analysis
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. From 2000 to 2005, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. For the six months ended June 30, 2006, we maintained relatively flat rate levels on renewal business. Underwriting profitability, a major component of overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$72,728	$72,136	$182,266	$175,713
Ceded reinsurance	(13,206)	(14,862)	(43,337)	(44,810)

Net premiums written	59,522	57,274	138,929	130,903
Change in unearned premiums, net of ceded	(7,093)	(10,851)	(36,185)	(41,303)

Net earned premiums	$52,429	$46,423	$102,744	$89,600

Combined Ratios:
Loss and LAE ratio (1)	58.1%	59.7%	58.7%	60.0%
Underwriting expense ratio (2)	24.2%	24.4%	23.1%	22.4%

Combined ratio	82.3%	84.1%	81.8%	82.4%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended June 30, 2006 compared to June 30, 2005. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2006 was 58.1% compared to 59.7% for the second quarter of 2005. These ratios include reductions for favorable development of losses from prior years of $3.6 million (6.8%) and $2.8 million (6.0%), respectively. The loss ratio for the three months ended June 30, 2006 is in a range consistent with prior year.
Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The commissions and other underwriting expenses increased $0.5 million for the three months ended June 30, 2006 compared to 2005. This increase is directly related to the increase in gross premium written.
The underwriting expense ratio for the second quarter of 2006 of 24.2% was comparable to 24.4% for the same period in 2005.
Six months ended June 30, 2006 compared to June 30, 2005. The loss and LAE ratio for the six months ended June 30, 2006 was 58.7% compared to 60.0% for the same period in 2005. The year to date loss and LAE ratio included a savings of $0.6 million resulting from the settlement of loss and LAE reserves assumed earlier this year, reducing the loss and LAE ratio by 0.6 percentage points. Included in incurred losses for the first six months of 2006 and 2005 was favorable development of losses from prior years of $2.1 million (2.0%) and $2.2 million (2.5%), respectively. The loss ratio for the first six months of 2006 is in a range consistent with prior year.
The underwriting expense ratio for the first six months of 2006 increased 0.7 percentage points to 23.1% compared to 22.4% for the same period in 2005. No single component significantly affected the underwriting expense ratio, rather the increase in the ratio is attributable to the sum of individually insignificant factors related to the continued growth in our businesses. Other operating and general expenses such as the impact of stock based compensation expense recognized due to the implementation of SFAS 123(R) and additional costs incurred related to being a publicly traded company also contributed to the increase in the ratio.
Investment Income
2006 compared to 2005. Net investment income increased $1.1 million or 36.2% to $4.3 million for the three months ended June 30, 2006 compared to the same period in 2005. For the six months ended June 30, 2006 compared to the same period in 2005, net investment income increased $2.4 million, or 40.8% to $8.2 million. The increases are due primarily to an increase in average cash and invested assets over the same period. The growth in cash and invested assets is due to the increase in premiums written, the investing of the proceeds from our February 2005 initial public offering and reinvestment of interest income.
Realized Gains (Losses) on Investments
2006 compared to 2005. Net realized gains were $0.1 million for second quarter of 2006 compared to net realized gains of $0.2 million for the second quarter of 2005. Net realized gains were $0.5 million for first six months of 2006 compared to net realized gains of $0.3 million for the first six months of 2005. Realized gains are taken when opportunities arise. While designated as available for sale, we generally intend to hold our fixed maturities to maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity.
Other Operating and General Expenses
2006 compared to 2005. Other operating and general expenses increased approximately 46.8% to $3.3 million during the three-month period ended June 30, 2006 compared to $2.3 million for the same period in 2005. The year-to-date other operating and general expenses for 2006 were $6.1 million, an increase from the same period in 2005 of $1.9 million. These increases reflect the continuing growth in our business, costs in and related to commencing operations for HMG, a stock compensation expense of $0.4 million recognized for FAS 123(R) for the six months ended June 30, 2006 and additional costs incurred related to being a publicly traded company.

Income Taxes
2006 compared to 2005. The quarterly effective tax rate was 32.5% for the three-month period ended June 30, 2006 and 33.1% for the same period during 2005. The year-to-date effective tax rate was 33.3% in 2006 and in 2005. The quarterly comparison shows a 0.6% reduction in the effective tax rate which is primarily a result of the low tax rate (3.85%) on profits generated by HMG, our U.S. Virgin Islands subsidiary. This tax benefit from HMG is slightly offset by the unfavorable tax treatment of incentive stock option compensation expense, as such expense is deemed to be non-deductible for tax purposes.
Financial Condition
Investments
At June 30, 2006, our investment portfolio contained $302.4 million in fixed maturity securities and $29.2 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At that date, we had pretax unrealized losses of $10.5 million on fixed maturities and pretax unrealized losses of $0.6 million on equity securities.
At June 30, 2006, 99.3% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2006 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$13,888	$288,493
Amortized cost of securities	$13,679	$299,182
Gross unrealized gain or (loss)	$209	$(10,689)
Fair value as a percent of amortized cost	101.5%	96.4%
Number of security positions held	36	327
Number individually exceeding $50,000 gain or (loss)	—	58
Concentration of gains or losses by type or industry:
US Government and government agencies	$54	$(6,937)
State, municipalities, and political subdivisions	93	(1,111)
Banks, insurance, and brokers	8	(2,242)
Electric services	—	(22)
Industrial and other	54	(377)
Percentage rated investment grade (1)	87.2%	99.8%
Equity Securities:
Fair value of securities	$10,372	$18,864
Cost of securities	$10,033	$19,786
Gross unrealized gain or (loss)	$339	$(922)
Fair value as percent of cost	103.4%	95.3%
Number individually exceeding $50,000 gain or (loss)	1	7

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of fixed maturity securities at June 30, 2006 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	19.4%	4.4%
After one year through five years	42.3%	44.0%
After five years through ten years	29.2%	42.2%
After ten years	9.1%	9.4%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	June 30, 2006
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of Cost
	Fair Value	Gain/Loss	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (36 issues)	13,888	209	101.5%

	$13,888	$209

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (57 issues)	$97,178	$(6,516)	93.7%
More than one year (1 issue)	660	(332)	66.5%
Less than $50,000 (269 issues)	190,655	(3,841)	98.0%

	$288,493	$(10,689)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$82	$57	328.0%
More than one year (0 issues)	—	—
Less than $50,000 (29 issues)	10,290	282	102.8%

	$10,372	$339

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (7 issues)	$6,189	$(532)	92.1%
More than one year (0 issues)	—	—
Less than $50,000 (34 issues)	12,675	(390)	97.0%

	$18,864	$(922)

When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Other-Than-Temporary Impairment.”

Premiums and Reinsurance
In the alternative risk transfer component, most group captive members renew their contracts during the first six months of the year, resulting in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year.
Premiums receivable increased $45.1 million or 84.2% from December 31, 2005 to June 30, 2006 and unearned premiums increased $49.7 million or 50.4% from December 31, 2005 to June 30, 2006. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.
Prepaid reinsurance premiums increased $13.5 million or 78.7% from December 31, 2005 to June 30, 2006 and reinsurance balances payable increased $10.6 million or 225.5% from December 31, 2005 to June 30, 2006. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2006, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents, and short term investments. Cash, cash equivalents and short-term investments were $34.4 million at June 30, 2006, a $18.9 million increase from December 31, 2005.
Net cash provided by operating activities was $41.2 million during the six month period ended June 30, 2006, compared to $38.8 million during the comparable period ended June 30, 2005. The increase of $2.5 million is attributable to various fluctuations within the operating activities of our Company. Two of the larger components include an increase in net income and an increase in other accounts payable.
Net cash used in investing activities was $35.8 million and $56.8 million for the six months ended June 30, 2006 and 2005, respectively. The $21.0 million increase in cash from investing activities was primarily related to a $24.7 million decrease in the purchase of investments in 2006, offset by a $7.8 million decrease in the proceeds from sales and maturities of investments as compared to 2005.
Also impacting investing activities was an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition, we acquired $5.6 million in cash and cash equivalents.
We utilized net cash from financing activities of $1.9 million and provided net cash of $24.9 million, respectively, for the six months ended June 30, 2006 and 2005. The $26.8 million decrease in cash generated from financing activities primarily relates to the initial public offering completed in February 2005 whereby we sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder is currently being used for general purposes.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from the remaining initial public offering net proceeds, dividend and other payments from our insurance company subsidiaries and from our line of credit.

In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected 3-month LIBOR rate at June 30, 2006 and December 31, 2005 was 5.23% and 4.41%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
We have an unsecured term loan that is governed by a four-year loan agreement that was executed in August 2002. This term loan bears interest at the lender’s prime rate (8.25% at June 30, 2006 and 7.25% at December 31, 2005) less 50 basis points. The outstanding principal amount at June 30, 2006 was $0.5 million. Payments on the note are due in monthly principal installments of $0.1 million plus interest. At June 30, 2006, we were in compliance with all of our loan covenants.
We also have a $2.0 million line of credit (unused at June 30, 2006) that bears interest at the lending institution’s prime rate (8.25% at June 30, 2006 and 7.25% at December 31, 2005) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit renews annually on September 1st of a given year. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
We believe that the remaining net proceeds from our initial public offering, funds generated from operations, including dividends from insurance subsidiaries, and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, and during the first half of 2006, we have not needed to sell our investments to generate liquidity. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment expense reserves and the determination of “other than temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” in our 2005 Form 10-K.
Losses and Loss Adjustment Expense (LAE) Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2006 and December 31, 2005, we had $249.5 million and $223.2 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. The increase in loss reserves of 11.8% from December 31, 2005 to June 30, 2006 is consistent with the growth of policies in force and management’s expectation of loss payout patterns. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American, an affiliated company. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our insurance company subsidiaries, NIIC, NIIC-HI and TCC. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves for the year ending December 31, 2005 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2006 and December 31, 2005.

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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the six months ended June 30, 2006 and 2005. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/ Off-Balance Sheet Arrangements
During the second quarter of 2006, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2006, there were no material changes to the information provided in our Form 10-K for 2005 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, Note 14 to the Consolidated Financial Statements included therein and Note 4 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 19, 2006. There were two proposals voted upon: Proposal No. 1, election of four directors and Proposal No. 2, ratifying Ernst & Young LLP as our independent registered public accounting firm.
The votes cast for, against, withheld and the number of abstentions as to each matter voted upon at the 2006 Annual Meeting is set forth below:

Name	Term Expires	For	Against	Withheld	Abstain	Broker Non-Votes
Proposal 1:
Keith A. Jensen	2008	16,791,389	N/A	1,887,356	N/A	N/A
James C. Kennedy	2008	16,787,714	N/A	1,891,031	N/A	N/A
Joel Schiavone	2008	18,007,562	N/A	671,183	N/A	N/A
Alan R. Spachman	2008	17,211,868	N/A	1,466,877	N/A	N/A
Proposal 2		18,464,023	214,609	N/A	113	N/A

N/A	-	Not applicable
The following are the directors whose terms continued after the meeting:

Name	Term Expires
Theodore H. Elliott, Jr.	2007
Gary J. Gruber	2007
Donald D. Larson	2007
K. Brent Somers	2007
As previously disclosed in our 2006 Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2006, Mr. Somers announced his intent to resign from the Board for personal reasons. Mr. Somers served until the meeting of the Board of Directors immediately following the Annual Meeting of Shareholders, at which time Mr. Joseph E. (Jeff) Consolino was elected by the Board of Directors to fill the unexpired portion of Mr. Somers’ term.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 8, 2006	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and President (Duly Authorized Officer and Principal Executive Officer)

Date: August 8, 2006	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)