Form 10-Q
period 2006-09-30
National Interstate CORP
filed 2006-11-07
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of November 1, 2006 was 19,159,200.

National Interstate Corporation
Table of Contents

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $313,588 and $276,929, respectively)	$308,260	$272,578
Equity securities available-for-sale, at fair value (cost — $33,042 and $32,017, respectively)	33,639	32,196
Short-term investments, at cost which approximates fair value	28,816	7,985

Total investments	370,715	312,759
Cash and cash equivalents	17,600	7,461
Securities lending collateral	159,219	—
Accrued investment income	3,702	3,172
Premiums receivable, net of allowance for doubtful accounts of $478 and $580, respectively	93,009	53,589
Reinsurance recoverables on paid and unpaid losses	88,901	77,834
Prepaid reinsurance premiums	26,471	17,216
Deferred policy acquisition costs	15,801	11,711
Deferred federal income taxes	10,487	9,569
Property and equipment, net	11,448	11,366
Funds held by reinsurer	2,201	3,769
Other assets	2,436	14,557

Total assets	$801,990	$523,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$263,033	$223,207
Unearned premiums and service fees	138,531	98,661
Long-term debt	15,464	16,297
Amounts withheld or retained for account of others	26,391	19,016
Reinsurance balances payable	10,268	4,704
Securities lending obligation	159,219	—
Accounts payable and other liabilities	16,644	14,379
Commissions payable	6,466	4,730
Assessments and fees payable	3,289	2,476

Total liabilities	639,305	383,470
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,195 and 4,295 shares, respectively, in treasury	234	234
Additional paid-in capital	43,668	42,257
Retained earnings	127,791	105,826
Accumulated other comprehensive loss	(3,075)	(2,712)
Treasury shares	(5,933)	(6,072)

Total shareholders’ equity	162,685	139,533

Total liabilities and shareholders’ equity	$801,990	$523,003

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
Premiums earned	$56,619	$52,866	$159,363	$142,466
Net investment income	4,528	3,178	12,703	8,985
Realized gains on investments	199	178	714	484
Other	586	559	1,603	1,474

Total revenues	61,932	56,781	174,383	153,409
Expenses:
Losses and loss adjustment expenses	38,092	33,254	98,426	87,041
Commissions and other underwriting expense	11,283	8,577	29,982	25,307
Other operating and general expenses	2,766	2,322	8,865	6,558
Interest expense	389	340	1,132	1,063

Total expenses	52,530	44,493	138,405	119,969

Income before federal income taxes	9,402	12,288	35,978	33,440
Provision for federal income taxes	2,859	4,040	11,706	11,082

Net income	$6,543	$8,248	$24,272	$22,358

Net income per common share — basic	$0.34	$0.43	$1.27	$1.20

Net income per common share — diluted	$0.34	$0.43	$1.26	$1.18

Weighted average of common shares outstanding, basic	19,146	18,985	19,128	18,634

Weighted average of common shares outstanding, diluted	19,354	19,229	19,292	18,885

Cash dividends per common share	$0.04	$0.04	$0.12	$0.04

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
		Paid-In	Retained	Comprehensive	Treasury
	Common Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			24,272			24,272
Unrealized depreciation of investment securities, net of tax benefit of $196				(363)		(363)

Comprehensive income						23,909
Dividends on common stock			(2,307)			(2,307)
Issuance of 100,000 treasury shares upon exercise of stock options		293			139	432
Tax benefit realized from exercise of stock options		536				536
Stock compensation expense		582				582

Balance at September 30, 2006	$234	$43,668	$127,791	$(3,075)	$(5,933)	$162,685

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net income			22,358			22,358
Unrealized depreciation of investment securities, net of tax benefit of $1,168				(2,169)		(2,169)

Comprehensive income						20,189
Proceeds from initial public offering	34	40,357				40,391
Dividends on common stock			(771)			(771)
Issuance of 143,900 treasury shares upon exercise of stock options		26	(16)		200	210
Tax benefit realized from exercise of stock options		418				418

Balance at September 30, 2005	$234	$42,065	$98,673	$(1,630)	$(6,116)	$133,226

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months ended
	September 30,
	2006	2005
Operating activities
Net income	$24,272	$22,358
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	185	706
Provision for depreciation and amortization	827	898
Net realized gains on investment securities	(714)	(484)
Deferred federal income taxes	(689)	(1,513)
Tax benefit realized from exercise of stock options	—	418
Stock compensation expense	582	—
Increase in deferred policy acquisition costs, net	(4,115)	(2,723)
Increase in reserves for losses and loss adjustment expenses	37,647	42,652
Increase in premiums receivable	(38,404)	(38,018)
Increase in unearned premiums and service fees	39,870	46,832
Decrease (increase) in interest receivable and other assets	1,819	(1,883)
Increase in prepaid reinsurance premiums	(9,255)	(11,332)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	4,022	(2,484)
Increase in amounts withheld or reatined for account of others	7,072	4,128
Increase in reinsurance recoverable	(11,009)	(10,884)
Increase in reinsurance balances payable	5,564	6,447
Other	2	(4)

Net cash provided by operating activities	57,676	55,114
Investing activities
Purchases of fixed maturities	(57,095)	(104,072)
Purchases of equity securities	(44,864)	(36,645)
Proceeds from sale of fixed maturities	1,917	17,101
Proceeds from sale of equity securities	23,213	11,810
Proceeds from maturity of investments	27,983	35,920
Additional cash paid for purchase of subsidiary	(1,246)	—
Cash and cash equivalents of business acquired	5,585	—
Capital expenditures	(858)	(447)

Net cash used in investing activities	(45,365)	(76,333)
Financing activities
Proceeds from issuance of common shares	—	40,391
Repayment of note payable to affiliate	—	(15,000)
Repayment of long-term debt	(833)	(937)
Increase in securities lending collateral	(159,219)	—
Increase in securities lending obligation	159,219	—
Tax benefit realized from exercise of stock options	536	—
Issuance of common shares from treasury upon exercise of stock options	432	210
Cash dividends paid on common shares	(2,307)	(771)

Net cash (used in) provided by financing activities	(2,172)	23,893

Net increase in cash and cash equivalents	10,139	2,674
Cash and cash equivalents at beginning of period	7,461	15,869

Cash and cash equivalents at end of period	$17,600	$18,543

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
The consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., Explorer RV Insurance Agency, Inc and Safety, Claims, Litigation Services, LLC. Significant intercompany transactions have been eliminated.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month and nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
2. Recent Accounting Pronouncements
Accounting for Certain Hybrid Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140. SFAS No.155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No.155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact SFAS No. 155 has on the Company’s financial statements, but expects the impact, if any, to be immaterial.
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation as required and management is currently assessing the effect FIN 48 will have on the Company’s results of operations, financial condition and liquidity.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material impact on the Company’s results of operations, financial condition and liquidity.
3. Securities Lending
In August 2006, the Company entered into a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, generating investment income, net of applicable fees. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on its balance sheet. At September 30, 2006 the amount of collateral held was $159.2 million and the market value of securities lent was $156.1 million. The securities loaned remain a recorded asset of the Company.
4. Stock-Based Compensation
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
As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended September 30, 2006 are $183,000 and $157,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the quarter ended September 30, 2006 are $0.01 lower than if the Company had continued to account for share-based compensation under Opinion 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 are $582,000 and $503,000 lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the nine months ended September 30, 2006 are $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25.

The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions for all outstanding and unvested awards prior to the adoption of SFAS 123(R).

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2005
		Pro forma			Pro forma
	As	Stock Based		As	Stock Based
	Reported	Compensation Expense	Pro forma	Reported	Compensation Expense	Pro forma
	(In thousands, except per share)			(In thousands, except per share)
Income before income taxes	$12,288	$(385)	$11,903	$33,440	$(890)	$32,550
Income taxes	4,040	(44)	3,996	11,082	(97)	10,985

Net Income	$8,248	$(341)	$7,907	$22,358	$(793)	$21,565

Basic earnings per share	$0.43	$(0.01)	$0.42	$1.20	$(0.04)	$1.16
Diluted earnings per share	0.43	(0.02)	0.41	1.18	(0.04)	1.14
Options to acquire the Company’s shares are granted to officers of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2006, there were 1,062,400 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 669,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options typically vest pursuant to the terms of a written grant agreement and must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
A summary of the activity in the LTIP is as follows:

	Nine months ended September 30, 2006
	Total options outstanding
		Weighted	Weighted	Weighted
		Average	Average	Average
		Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Term
Options outstanding, beginning of period	785,000	$12.43	$5.58
Forfeited	(116,000)	12.85	5.98
Exercised	(100,000)	4.32	1.98
Granted	100,000	22.13	8.71

Options outstanding, end of period	669,000	$15.02	$6.51	7.3 years

Options exercisable, end of period	69,200	$10.28	$4.95	4.6 years
The fair value of options granted and pro forma effects are computed using the following weighted-average assumptions as of grant date:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	N/A	4.2%	4.7%	4.2%
Expected option life	N/A	7.4 years	6.7 years	9.1 years
Expected stock price volatility	N/A	31.0%	29.6%	31.0%
Dividend yield	N/A	0.3%	0.3%	0.3%
Weighted average fair value of options granted during period	N/A	$8.26	$8.71	$7.20

N/A — There were no options granted in the third quarter of 2006.

The aggregate intrinsic value of all options outstanding at September 30, 2006 was $6.4 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2006 was $1.0 million. The intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0.1 million and $1.7 million, respectively.
The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $3.0 million, of this, $0.2 million will be recognized for the remainder of 2006. Compensation expense will be recognized in years following 2006 as follows (Dollars in thousands):

2007	$784
2008	784
2009	784
2010	428
2011	61
5. Premiums, Reinsurance and Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2006, Great American owned 53.2% of the outstanding shares of the Company. Great American is a wholly-owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.
The table below summarizes the reinsurance balance and activity with Great American:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Written premiums assumed	$1,418	$2,139	$7,094	$7,290
Assumed premiums earned	2,371	2,353	7,051	6,876
Assumed losses and loss adjustment expense incurred	1,768	1,596	5,371	5,146
Payable to Great American as of period end	947	1,099	947	1,099
The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2006 and 2005 were $5.7 million and $4.4 million, respectively and were $20.8 million and $17.8 million for the nine months ended September 30, 2006 and 2005, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
Premiums and reinsurance activity consisted of the following:

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(Dollars in thousands)				(Dollars in thousands)
Direct	$59,924	$68,697	$50,342	$62,758	$234,631	$193,652	$220,050	$174,507
Assumed	1,803	2,971	6,643	5,662	9,362	9,611	12,648	11,362
Ceded	(10,705)	(15,049)	(9,936)	(15,554)	(54,042)	(43,900)	(54,746)	(43,403)

Net Premium	$51,022	$56,619	$47,049	$52,866	$189,951	$159,363	$177,952	$142,466

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
6. Commitments and Contingencies
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
Our insurance companies have lawsuits pending whereby the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed under an insurance policy. These lawsuits generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the lawsuits are in the early stages of litigation and their outcomes cannot be determined at this time. However, based on current information, management does not expect these lawsuits to have a material adverse effect on the Company’s business, financial condition or results of operations based on management’s belief that any adverse outcomes have either been provided for in the loss reserves or such unfavorable result would be immaterial.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At September 30, 2006 and December 31, 2005, the liability for such assessments was $3.3 million and $2.5 million, respectively, and will be paid over several years as assessed by the various state funds.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share)		(In thousands, except per share)
Net income	$6,543	$8,248	$24,272	$22,358

Weighted average shares outstanding during period	19,146	18,985	19,128	18,634
Additional shares issuable under employee common stock option plans using treasury stock method	208	244	164	251

Weighted average shares outstanding assuming exercise of stock option	19,354	19,229	19,292	18,885

Net income per share:
Basic	$0.34	$0.43	$1.27	$1.20
Diluted	0.34	0.43	1.26	1.18
For the three months ended September 30, 2006 and 2005 there were 165,000 and 175,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive. For the nine months ended September 30, 2006 and 2005 there were 285,000 and 195,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive.
8. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$21,111	$16,603	$54,393	$43,620
Transportation	17,800	18,430	53,460	52,013
Specialty Personal Lines	11,981	10,195	34,245	28,280
Hawaii and Alaska	3,964	3,711	11,201	11,599
Other	1,763	3,927	6,064	6,954

Total premiums earned	56,619	52,866	159,363	142,466
Net investment income	4,528	3,178	12,703	8,985
Realized gains on investments	199	178	714	484
Other	586	559	1,603	1,474

Total revenues	$61,932	$56,781	$174,383	$153,409

9. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $10.6 million and $6.7 million for the three months ended September 30, 2006 and 2005 and $23.9 million and $20.2 million for the nine months ended September 30, 2006 and 2005, respectively.
10. Acquisition of Company
The Company’s principal insurance subsidiary NIIC announced the purchase of TCC from Triumphe Insurance Holdings LLC effective January 1, 2006. TCC, a Pennsylvania domiciled property and casualty insurer, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. Although it has maintained these licenses, TCC has not written any new policies since April 1, 2004.
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
The Company completed the purchase price allocation of TCC in the first quarter of 2006 and did not recognize any intangible asset for the TCC acquisition. On a consolidated basis, this acquisition did not have a material impact on earnings for the Company in the first nine months of 2006.
11. Fixed Assets
In October 2006, NIIC purchased an office building adjacent to the Company’s headquarters in Richfield, Ohio. The building was purchased for $7.0 million. Approximately 80% of the building is currently leased to tenants and the remaining 20% will be available for use by the Company immediately. The building was purchased short-term as an investment and long-term for growth expansion. At September 30, 2006, the funds for the purchase of the building were included in the “Cash and cash equivalents” line on the Company’s Consolidated Balance Sheet.
12. Subsequent Event
On November 2, 2006, the Board of Directors of the Company approved the National Interstate Corporation Management Bonus Plan (the “Bonus Plan”) in which certain executive officers and key employees of the Company will participate (as selected by the chief executive officer of the Company and the Compensation Committee). Please see “Part II — Item 5 — Other Information” for a further discussion surrounding the Bonus Plan.

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
As of September 30, 2006, Great American owned 53.2% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. On February 2, 2005, we completed an initial public offering in which we issued 3,350,000 shares of our common stock at $13.50 a share and began trading our common shares on the NASDAQ Global Market under the symbol NATL. Prior to our initial public offering, no public market existed for our common shares.
We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. Through NIIC, we purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through affiliated and independent agents and brokers. We use our six other agency and service subsidiaries to sell and service our insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.

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
Our net earnings for the third quarter of 2006 decreased $1.7 million, or 20.7%, to $6.5 million or $0.34 per share (diluted), compared to $8.2 million or $0.43 per share (diluted) for the third quarter of 2005. The decrease in pre-tax net earnings in the third quarter of 2006 is primarily attributable to a decrease in pre-tax income from our insurance business of $4.2 million offset by an increase in net investment income of $1.4 million. The decrease in the 2006 third quarter operating income is mainly related to large losses that occurred in the third quarter of 2006 compared to 2005 (see Underwriting and Loss Ratio Analysis section for further discussion). Our year-to-date earnings increased $1.9 million, or 8.6%, over 2005 year-to-date earnings, primarily due to an increase in investment income of $3.7 million offset by a decrease in pre-tax income from our insurance business of $1.5 million.
Gross Written Premium
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three months ended September 30,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$17,561	28.4%	$9,851	17.3%
Transportation	24,159	39.2%	26,623	46.7%
Specialty Personal Lines	12,230	19.8%	10,951	19.2%
Hawaii and Alaska	6,872	11.1%	5,686	10.0%
Other	905	1.5%	3,874	6.8%

Gross premiums written	$61,727	100.0%	$56,985	100.0%

	Nine months ended September 30,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$112,853	46.3%	$100,712	43.3%
Transportation	67,419	27.6%	72,202	31.0%
Specialty Personal Lines	41,059	16.8%	35,989	15.5%
Hawaii and Alaska	18,536	7.6%	17,845	7.7%
Other	4,126	1.7%	5,950	2.5%

Gross premiums written	$243,993	100.0%	$232,698	100.0%

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
Gross written premium includes both direct premium and assumed premium. During the third quarter of 2006, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of $7.7 million, or 78.3%, compared to the same period in 2005. The growth in this business component is primarily related to the addition of a new large truck captive program, as well as new insureds entering our existing alternative risk component in the third quarter of 2006.
For the nine months ended September 30, 2006, as a percent of total gross premiums written, the alternative risk transfer component had the largest increase of $12.1 million or 12.1%, compared to the same period in 2005, primarily related to the addition of three new captive programs in 2006. The three new captive programs cover the truck transportation market and taxi cabs in California. Also contributing to the growth in the alternative risk transfer component was an increase in the number of policies in force relative to the captive program members. The increase in alternative risk transfer gross premiums written was offset by the split of one of our largest captive programs into two separate programs to better offer an attractive group captive option to larger truck fleets. Due to the splitting of the larger captive program into two captives, approximately $4.6 million of renewing written premium will not be reflected in our gross written premium until the fourth quarter of 2006, the common renewal date for the new captive program. This entire captive program, before the split, previously renewed in the first quarter in a given fiscal year.
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). Until 2006, this review has always generated net assessment premium. For the nine months ended September 30, 2006 and 2005, we recorded return of premium of $1.8 million and assessment of premium of $1.6 million, respectively, thus generating a $3.4 million year-over-year reduction in the alternative risk transfer components written premium. Exclusive of this $3.4 million reduction to written premium, the captive business would have shown an increase in growth for the nine months ended September 30, 2006 of $15.5 million or 15.7% as compared to the 12.1% noted above.
Also contributing to the increase in the gross premiums written as of September 30, 2006, was an increase in the specialty personal lines component of $5.1 million or 14.1% for the nine months ended September 30, 2006. The increase is primarily related to an increase in the number of policies in force associated with our recreational vehicle program.
The decrease in the transportation component for the three and nine months ended September 30, 2006 of $2.5 million and $4.8 million, respectively, is the result of our continued application of our underwriting discipline even in an expected softening market with increased competition. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Based on the number of accounts, our retention rates for traditional transportation are comparable between 2006 and 2005; however, we are experiencing a trend of competitive pricing on larger traditional accounts impacting premium to a greater degree than prior period. For the first nine months of 2006 we are maintaining flat rate levels on renewing commercial insurance business.
Net Earned Premium
Three months ended September 30, 2006 compared to September 30, 2005. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three months ended September 30,		Change
	2006	2005	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$21,111	$16,603	$4,508	27.2%
Transportation	17,800	18,430	(630)	(3.4%)
Specialty Personal Lines	11,981	10,195	1,786	17.5%
Hawaii and Alaska	3,964	3,711	253	6.8%
Other	1,763	3,927	(2,164)	(55.1%)

Total premiums earned	$56,619	$52,866	$3,753	7.1%

Our net premiums earned increased $3.8 million, or 7.1%, to $56.6 million during the three months ended September 30, 2006 compared to $52.9 million for the same period in 2005. Our alternative risk transfer component increased $4.5 million, or 27.2%, during the third quarter of 2006 compared to the same period in 2005, primarily due to new insured policies written in the prior year and policies written during the first half of 2006. A portion of the new customers in the alternative risk transfer component were customers who were previously in our transportation component that joined group captive programs in 2005. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased $1.8 million, or 17.5%, in the third quarter of 2006 compared to the same period in 2005. The transportation component decreased $0.6 million, or 3.4%, in the third quarter of 2006 due to a decline in growth in the first half of 2006. The Hawaii and Alaska component remained relatively flat for the third quarter 2006, with an increase in premiums earned of $0.3 million. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, decreased $2.2 million to $1.8 million for the three months ended September 30, 2006.
Nine months ended September 30, 2006 compared to September 30, 2005. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine months ended September 30,		Change
	2006	2005	Amount	Percent
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$54,393	$43,620	$10,773	24.7%
Transportation	53,460	52,013	1,447	2.8%
Specialty Personal Lines	34,245	28,280	5,965	21.1%
Hawaii and Alaska	11,201	11,599	(398)	(3.4%)
Other	6,064	6,954	(890)	(12.8%)

Total premiums earned	$159,363	$142,466	$16,897	11.9%

Our net premiums earned increased $16.9 million, or 11.9%, to $159.4 million during the nine months ended September 30, 2006 compared to $142.5 million for the same period in 2005. Our alternative risk transfer component increased $10.8 million, or 24.7%, during the first nine months of 2006 compared to the same period in 2005, primarily due to new insured policies written in the prior year and in the first half of 2006. A portion of the new customers in the alternative risk transfer component were larger premium customers who were previously in our transportation component that joined group captive programs in 2005. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased $6.0 million, or 21.1%, in the nine months ended September 30, 2006 compared to the same period in 2005. The transportation component also increased $1.4 million, or 2.8%, in the first nine months of 2006 due to an increased number of policies in force in the prior year.
Underwriting and Loss Ratio Analysis
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. From 2000 to 2005, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. For the nine months ended September 30, 2006, we maintained relatively flat rate levels on renewal business. Underwriting profitability, a major component of overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$61,727	$56,985	$243,993	$232,698
Ceded reinsurance	(10,705)	(9,936)	(54,042)	(54,746)

Net premiums written	51,022	47,049	189,951	177,952
Change in unearned premiums, net of ceded	5,597	5,817	(30,588)	(35,486)

Net earned premiums	$56,619	$52,866	$159,363	$142,466

Combined Ratios:
Loss and LAE ratio (1)	67.3%	62.9%	61.8%	61.1%
Underwriting expense ratio (2)	23.8%	19.6%	23.4%	21.3%

Combined ratio	91.1%	82.5%	85.2%	82.4%

(1)	The ratio of losses and loss adjustment expenses to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended September 30, 2006 compared to September 30, 2005. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the third quarter of 2006 was 67.3% compared to 62.9% for the third quarter of 2005. These ratios include reductions for favorable development of losses from prior years of $0.1 million (0.2%) and $0.9 million (1.8%), respectively. The increase in the loss ratio of 4.4 percentage points was driven by an increase in claim severity and frequency during the quarter, particularly among the specialty personal lines and alternative risk transfer products. The increase in claim activity for specialty personal lines during the third quarter is anticipated, due to increased use of recreational vehicles and watercraft during the summer and early fall months. However, the expected seasonal increase from recreational vehicles was greater than what we experienced during the third quarter of 2005. Additionally, two of our captive programs experienced unusually severe losses during third quarter 2006, which contributed to the quarterly loss and LAE ratio.
Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The commissions and other underwriting expenses increased $2.7 million for the three months ended September 30, 2006 compared to 2005. The underwriting expense ratio for the third quarter of 2006 increased 4.2 points to 23.8% compared to 19.6% for the same period in 2005. The increase in commissions and other underwriting expenses is primarily due to two items that occurred in the third quarter of 2005: a reduction in estimated expenses for insolvencies and other state fees and a reclassification of expenses related to assigned risk. These two items that occurred in the third quarter of 2005 reduced the commissions and other underwriting expense line item by $1.4 million and reduced the expense ratio by 3.4 percentage points. When the reclassifications made in 2005 are taken into consideration, commissions and other underwriting expenses and the expense ratio for the third quarter of 2006 is comparable to the same period in 2005.
Nine months ended September 30, 2006 compared to September 30, 2005. The loss and LAE ratio for the nine months ended September 30, 2006 was 61.8% compared to 61.1% for the same period in 2005. Included in incurred losses for the first nine months of 2006 and 2005 was favorable development of losses from prior years of $2.2 million (1.3%) and $3.2 million (2.2%), respectively. The loss ratio for the first nine months of 2006 is in a range consistent with prior year.
The underwriting expense ratio for the first nine months of 2006 increased 2.1 percentage points to 23.4% compared to 21.3% for the same period in 2005. The expense ratio increased due to several items including an increase in other operating and general expenses such as additional costs incurred related to being a publicly traded company and the impact of stock based compensation expense recognized due to the implementation of SFAS 123(R). Also impacting the underwriting expense ratio are two items that occurred in the third quarter of 2005: a reduction in estimated expenses for insolvencies and other state fees and a reclassification of expenses related to assigned risk. These two items reduced the 2005 year-to-date expense ratio by 1.3 percentage points. Excluding these two items, the 2006 expense ratio is consistent with prior year.

Investment Income
2006 compared to 2005. Net investment income increased $1.4 million, or 42.5%, to $4.5 million for the three months ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30, 2006 compared to the same period in 2005, net investment income increased $3.7 million, or 41.4%, to $12.7 million. The increases are due primarily to an increase in average cash and invested assets over the same period and a higher yield on the fixed income portfolio. The growth in cash and invested assets is due to positive cash flow from operations and a reinvestment of earnings.
Realized Gains (Losses) on Investments
2006 compared to 2005. Net realized gains were $0.2 million for third quarter of 2006 and 2005. Net realized gains were $0.7 million for first nine months of 2006 compared to net realized gains of $0.5 million for the first nine months of 2005. Realized gains are taken when opportunities arise. The realized gains in 2006 and 2005 were primarily generated from sales of equity holdings. While designated as available for sale, we generally intend to hold our fixed maturities to maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity.
Other Operating and General Expenses
2006 compared to 2005. Other operating and general expenses increased approximately 19.1% to $2.8 million during the three-month period ended September 30, 2006 compared to $2.3 million for the same period in 2005. The year-to-date other operating and general expenses for 2006 were $8.9 million, an increase from the same period in 2005 of $2.3 million. These increases reflect the continuing growth in our business, stock compensation expense recognized for SFAS 123(R) and additional costs incurred related to being a publicly traded company.
Income Taxes
The 2006 third quarter effective tax rate was 30.4%, an improvement of 2.5% when compared to the 2005 third quarter effective tax rate of 32.9%. The September 30, 2006 year to date effective tax rate was 32.5%, an improvement of 0.6% when compared to the effective tax rate of 33.1% for the same period of 2005. The improvement is primarily a result of the low tax rate on profits generated by HMG.
Financial Condition
Investments
At September 30, 2006, our investment portfolio contained $308.3 million in fixed maturity securities and $33.6 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At that date, we had pretax unrealized losses of $5.3 million on fixed maturities and pretax unrealized gains of $0.6 million on equity securities.
At September 30, 2006, 99.5% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at September 30, 2006 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$73,580	$234,680
Amortized cost of securities	$72,905	$240,683
Gross unrealized gain or (loss)	$675	$(6,003)
Fair value as a percent of amortized cost	100.9%	97.5%
Number of security positions held	142	238
Number individually exceeding $50,000 gain or (loss)	1	19
Concentration of gains or losses by type or industry:
US Government and government agencies	$300	$(3,925)
State, municipalities, and political subdivisions	201	(266)
Banks, insurance, and brokers	107	(1,603)
Electric services	—	(14)
Industrial and other	67	(195)
Percentage rated investment grade (1)	97.9%	100.0%
Equity Securities:
Fair value of securities	$24,420	$9,219
Cost of securities	$23,638	$9,404
Gross unrealized gain or (loss)	$782	$(185)
Fair value as percent of cost	103.3%	98.0%
Number individually exceeding $50,000 gain or (loss)	5	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of fixed maturity securities at September 30, 2006 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	6.0%	6.3%
After one year through five years	51.1%	43.5%
After five years through ten years	32.8%	41.6%
After ten years	10.1%	8.6%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	September 30, 2006
		Aggregate	Fair Value as
	Aggregate	Unrealized	% of Cost
	Fair Value	Gain/Loss	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$791	$56	107.6%
More than one year (0 issues)	—	—
Less than $50,000 (141 issues)	72,789	619	100.9%

	$73,580	$675

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (13 issues)	$18,476	$(2,670)	87.4%
More than one year (6 issue)	14,296	(678)	95.5%
Less than $50,000 (219 issues)	201,908	(2,655)	98.7%

	$234,680	$(6,003)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$4,331	$268	106.6%
More than one year (1 issue)	79	53	303.8%
Less than $50,000 (46 issues)	20,010	461	102.4%

	$24,420	$782

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (21 issues)	9,219	(185)	98.0%

	$9,219	$(185)

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
Premiums receivable increased $39.4 million, or 73.6%, from December 31, 2005 to September 30, 2006 and unearned premiums increased $39.9 million, or 40.4%, from December 31, 2005 to September 30, 2006. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.
Prepaid reinsurance premiums increased $9.3 million, or 53.8%, from December 31, 2005 to September 30, 2006 and reinsurance balances payable increased $5.6 million, or 118.3%, from December 31, 2005 to September 30, 2006. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2006, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents, and short term investments. Cash, cash equivalents and short-term investments were $46.4 million at September 30, 2006, a $31.0 million increase from December 31, 2005.
Net cash provided by operating activities was $57.7 million during the nine month period ended September 30, 2006, compared to $55.1 million during the comparable period ended September 30, 2005. The increase of $2.6 million is attributable to various fluctuations within the operating activities of our Company. Two of the larger components include an increase in net income and an increase in amounts withheld for others. Amounts withheld for others are for various funds collected and held by us as collateral, primarily from captive participants for the loss reserves in their retention layer and for future premium charges if losses grow beyond expected levels. The increase is consistent with the growth of our captive business.
Net cash used in investing activities was $45.4 million and $76.3 million for the nine months ended September 30, 2006 and 2005, respectively. The $31.0 million decrease in cash used in investing activities was primarily related to a $38.8 million decrease in the purchase of investments in 2006, offset by a $11.7 million decrease in the proceeds from sales and maturities of investments as compared to 2005.
Also impacting investing activities was an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition, we acquired $5.6 million in cash and cash equivalents.
We utilized net cash from financing activities of $2.2 million and provided net cash of $23.9 million, respectively, for the nine months ended September 30, 2006 and 2005. The $26.1 million decrease in cash generated from financing activities primarily relates to the initial public offering completed in February 2005 whereby we sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder is currently being used for general purposes.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividend and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected 3-month LIBOR rate at September 30, 2006 and December 31, 2005 was 5.40% and 4.41%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
In August 2006, our unsecured four-year term loan matured and the balance was paid off.
We also have a $2.0 million line of credit (unused at September 30, 2006) that bears interest at the lending institution’s prime rate (8.25% at September 30, 2006 and 7.25% at December 31, 2005) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit renews annually on September 1st of a given year. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, and during the first nine months of 2006, we have not needed to sell our investments to generate liquidity. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
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
Losses and Loss Adjustment Expense (LAE) Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2006 and December 31, 2005, we had $263.0 million and $223.2 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. The increase in loss reserves of 17.8% from December 31, 2005 to September 30, 2006 is consistent with the growth of policies in force and management’s expectation of loss payout patterns. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our insurance company subsidiaries, NIIC, NIIC-HI and TCC. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s and NIIC-HI’s net reserves for the year ending December 31, 2005 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2006 and December 31, 2005.
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
Other-Than-Temporary Impairment
Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. We evaluate whether other-than-temporary impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the nine months ended September 30, 2006 and recorded impairment adjustments of $40 thousand in 2005. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/ Off-Balance Sheet Arrangements
During the third quarter of 2006, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2006, there were no material changes to the information provided in our Form 10-K for 2005 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2006. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2005, Note 14 to the Consolidated Financial Statements included therein and Note 6 to the Consolidated Financial Statements contained in this quarterly report.
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
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
On November 2, 2006, the Board of Directors of the Company approved the National Interstate Corporation Management Bonus Plan (the “Bonus Plan”) in which certain executive officers and key employees of the Company will participate (as selected by the chief executive officer of the Company and the Compensation Committee).
The Bonus Plan provides for the payment of a cash bonus based on a target incentive award for each participant stated as a percentage of the participant’s base salary. The awards made under the Bonus Plan are expected to range from 0% to 200% of the participant’s target incentive award. The Compensation Committee will be responsible for determining the bonus pool available for awards and whether a participant has attained his or her performance objectives.

Commencing with the 2006 performance period, the awards will be paid in three installments as follows: 50% of the award at the end of the performance period, 35% of the award after the first anniversary of the end of the performance period, and the remaining 15% of the award after the second anniversary of the end of the performance period. Unless otherwise determined by the Compensation Committee and except in the event of a change of control, the participant must be employed by the Company on the date the award (or portion thereof) is to be paid to be entitled to payment of that award.
ITEM 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

10.1	National Interstate Corporation Management Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: November 7, 2006	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and President (Duly Authorized Officer and Principal Executive Officer)

Date: November 7, 2006	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)