Form 10-K
period 2006-12-31
National Interstate CORP
filed 2007-03-14
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

Commission File No. 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of each class	Which registered

Common Shares, $0.01 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Other securities for which reports are submitted pursuant to Section (d) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):  Large Accelerated Filer ☐  Accelerated Filer ☑  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $145.4 million (based upon non-affiliate holdings of 5,363,000 shares and a market price of $27.12 at June 30, 2006).

As of March 1, 2007 there were 19,182,308 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2007 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

Introduction

National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska, and personal insurance to owners of recreational vehicles, commercial vehicles and watercraft throughout the United States. We were organized in Ohio in January 1989. In December 1989, Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc., became our majority shareholder. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. SEC filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. Information on the website is not part of this Form 10-K.

As of December 31, 2006, Great American owned 53.2% of our outstanding shares. On February 2, 2005, we completed an initial public offering in which we issued 3,350,000 of our shares at $13.50 per share and began trading our common shares on the Nasdaq Global Market under the symbol NATL. Prior to our initial public offering, no public market existed for our common shares.

We have four property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. We also assume a portion of premiums written by other affiliate companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. Approximately 19.9% of our premiums are written in the state of California, and an additional 26.5%, collectively, in the states of Hawaii, Florida, North Carolina and Texas. We use our six other agency and service subsidiaries to sell and service our insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 16 of the 18 years we have been in business. We have grown our fully diluted net income per share from $0.49 in 2002 to $1.85 in 2006. For the year ended December 31, 2006, we had gross written premiums (direct and assumed) of $305.5 million and net income of $35.7 million.

We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are the largest writer of insurance for the passenger transportation industry in the United States. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include traditional property and casualty insurance for transportation companies (29.3% of 2006 gross written premiums), captive programs for transportation companies that we refer to as our alternative risk transfer operations (44.3%), specialty personal lines, primarily recreational vehicle coverage (17.0%) and transportation and general commercial insurance in Hawaii and Alaska (7.6%).

While many companies write property and casualty insurance for transportation companies, we believe, based on financial responsibility filings with the Federal Motor Carrier Safety Administration, that few write passenger transportation coverage nationwide. We know of only one or two other insurance companies that have offered high limits coverage to motorcoach, school bus and limousine operators in all states or nearly all states for more than a few years. We believe that we have been one of the only two insurance companies to consistently provide passenger transportation insurance across all passenger transportation classes and all regions of the country for at least the past ten years. In addition to being one of only two national passenger transportation underwriters, we also believe, based on our discussions with brokers and customers in the passenger transportation insurance market, that we are the only insurance company offering homogeneous (i.e., to insureds in the same industry) group captive insurance programs to this industry.

Product Management Organization.  We believe we have a competitive advantage in our major lines of business as a result, in part, of our product management focus. Each of our product lines is headed by a manager solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. For example, we are willing to design custom insurance programs, such as unique billing plans and deductibles, for our large transportation customers based on their needs. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. We know of only one other insurance company that uses this type of hybrid product management organization. We believe that most insurance companies rely upon organization structures aligned around functional specialties such as underwriting, actuarial, operations, marketing and claims. The managers of each of these functions typically provide service and support to multiple insurance products under the traditional functional organization. Our product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Our Products

We offer over 30 product lines in the specialty property and casualty insurance market, which we group into four general business components (transportation, alternative risk transfer, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$135,283	44.3%	$103,537	38.4%	$72,001	32.0%
Transportation	89,399	29.3%	90,751	33.6%	89,849	39.9%
Specialty Personal Lines	52,060	17.0%	45,935	17.0%	37,059	16.5%
Hawaii and Alaska	23,267	7.6%	22,486	8.3%	21,812	9.7%
Other	5,495	1.8%	7,327	2.7%	4,263	1.9%

Gross premiums written	$305,504	100.0%	$270,036	100.0%	$224,984	100.0%

For 2006, the range of premiums for our business components and their annual premium average were as follows:

	Premium Range		Annual Premium Average

Transportation	$5,000	-1,000,000	$63,000
Alternative Risk Transfer	$100,000	-9,000,000	$620,000
Specialty Personal Lines	$50	-20,000	$900
Hawaii and Alaska	$350	-100,000	$4,200

Transportation.  We believe that we are the largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2006. We also assume a majority of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for 1.5% of our gross premiums written for the year ended December 31, 2006. We do not have similar arrangements with any other companies.

Alternative Risk Transfer.  Additionally we underwrite, market and distribute primarily truck and passenger transportation alternative risk insurance products, also known as captives, as well as workers compensation coverage. Captives are insurance or reinsurance companies that are owned or “rented” by the participants in the group captive insurance program. Program participants share in the underwriting profits or losses and the investment results associated with the risks being insured by the captive insurance company. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with a captive insurance program.

We support two forms of captive programs — member-owned and rented. In a member-owned captive, the participants form, capitalize and manage their own reinsurance company. In a rental captive, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental captive program pay a fee to the reinsurance company owner to use the reinsurance facility in their captive program; in other words, the participants “rent” it. In both member-owned and rented captives, we underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the captive insurance company. That captive insurance company serves the same purpose for the captive participants regardless of whether they own the reinsurance company or rent it.

The revenue we earn, our profit margins and the risks we assume are substantially consistent in member-owned captives and rented captives. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member-owned captive, the participants own and manage their own reinsurance company. Managing an off-shore insurance company includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member-owned captive exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. Included in the premium we charge participants in our rental captive programs is a charge to fund our expenses related to the managing of our Cayman Island reinsurer used for this purpose. Investment management expenses also are included in the premium and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.

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

The premiums generated by each of the captive insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. This loss layer typically involves the first loss layer and, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every rental captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention, and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide the rental reinsurance facility that serves the same purpose. In our captive programs, these fees that are charged to the insured as part of their premium range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, known as TRAX Insurance, Ltd., for passenger transportation operators. Since 1996, we have established additional group captives for passenger and commercial transportation, including, but not limited to rental cars, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging haulers and trucks. We expect to introduce additional transportation captives in 2007. As of December 31, 2006, we insured more than 180 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2006. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Also included in the specialty personal lines component are the watercraft product (introduced in November 2004) and the commercial vehicle product that was introduced in the fourth quarter of 2006.

Hawaii and Alaska.  We entered the Hawaii transportation insurance market in 1995. In 1995, following the withdrawal of Pacific Insurance, Ltd., a major insurance provider in that market, we established a physical presence in Hawaii, by employing several of Pacific’s former employees and assuming the agency relationships left by Pacific. The major insurance product managed by this new office was general commercial insurance sold to Hawaiian small business owners, which is still an important part of our business. Since 1996, we have expanded our transportation insurance business in Hawaii and believe that we have become the leading writer of transportation insurance in that state. Through our office in Hawaii, we entered the Alaska insurance market in 2005, offering similar products to those we offer in Hawaii. Alaska produced a nominal contribution to our operations in 2006, but is expected to increase in future years.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2006		2005
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

California	$58,622	19.9%	$37,833	14.9%
Hawaii	24,340	8.3%	24,076	9.5%
Florida	18,128	6.2%	15,982	6.3%
North Carolina	18,046	6.1%	19,441	7.6%
Texas	17,293	5.9%	13,021	5.1%
All other states	157,600	53.6%	144,235	56.6%

Direct premiums written	$294,029	100.0%	$254,588	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the periods indicated:

	Year Ended December 31,
	2006		2005
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

Auto and other liability	$181,195	61.6%	$155,019	60.9%
Auto physical damage	64,945	22.1%	56,254	22.1%
Workers’ compensation	41,411	14.1%	37,881	14.9%
Other lines:
Allied lines	80	0.0%	460	0.2%
Commercial multiple peril	1,159	0.4%	1,163	0.4%
Ocean marine	978	0.3%	640	0.3%
Inland marine	4,251	1.5%	3,098	1.2%
Surety	10	0.0%	73	0.0%

All others	6,478	2.2%	5,434	2.1%

Direct premiums written	$294,029	100.0%	$254,588	100.0%

Underwriting

We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing models. Our pricing strategy enables our product managers to change the rate structure by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data combined with our rigorous approach has permitted us to respond more quickly than our competitors to adverse trends such as the continuing increase in auto liability loss severity, and to obtain accurate pricing and risk selection for each individual account.

Risk selection and pricing decisions are discussed regularly by product line underwriters and product managers. We believe this group input and deliberation on pricing and risk selection reaffirms our philosophy and underwriting culture, and aids in avoiding unknown exposures. Underwriting files at both our regional and corporate offices are audited by senior management on a regular basis for compliance with our price and risk selection criteria. Product managers are responsible for the underwriting profitability resulting from these risk selection and pricing decisions and the incentive-based portion of their compensation is determined in part on that profitability.

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, through affiliated agencies and through agent internet initiatives. During the year ended December 31, 2006, approximately 85.7% of our direct and assumed premiums written were generated by independent agents and brokers and approximately 14.3% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for an aggregate of 14.3% of our direct premiums written during 2006. Our top two independent brokers during the year ended December 31, 2006, were Aon Risk Services Inc. and Aon Insurance Agency, Inc.

Reinsurance

We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of A− or better. If a reinsurer is not rated by A.M. Best or their rating falls below A−, our contract with them generally requires that they secure outstanding obligations with cash or a trust or letter of credit that we deem acceptable.

The following table sets forth our six largest reinsurers in terms of amounts receivable as of December 31, 2006. Also shown are the premiums written ceded by us to these reinsurers during 2006.

		Gross	Prepaid		Total		Ceded
	A.M. Best	Reinsurance	Reinsurance		Reinsurance	Percent of	Premiums	Percent of
	Rating	Receivables	Premium		Assets	Total	Written	Total
	(Dollars in thousands)

Platinum Underwriters
Reinsurance, Inc.	A	$28,882	$5,398		$34,280	30.8%	$15,655	24.6%
Motors Ins Corp	A−	11,446	4,622		16,068	14.4%	11,424	18.0%
TRAX Insurance Ltd.	—	9,672	999	(1)	10,671	9.6%	11,681	18.4%
Berkley Insurance Company	A	8,696	833		9,529	8.5%	2,748	4.3%
Great American Insurance Company	A	6,853	1,351		8,204	7.4%	3,793	6.0%
General Reinsurance	A++	5,217	1,353		6,570	5.9%	2,697	4.2%

Subtotal		70,766	14,556		85,322	76.6%	47,998	75.5%
All other reinsurers		19,304	6,716		26,020	23.4%	15,590	24.5%

Total		$90,070	$21,272		$111,342	100.0%	$63,588	100.0%

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned captive insurance program.

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks and we pay Great American a service fee based on these premiums. Great American also participates in several of our commercial transportation reinsurance programs. Ceded premiums written with Great American were $3.8 million, $5.1 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also provide administrative services to Great American in connection with the public transportation risks that we underwrite on their policies.

Claims Management and Administration

We believe that effective claims management is critical to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost. In 2006, approximately 63% of our first party comprehensive and collision claims were closed within 30 days and approximately 61% of third party property damage claims were investigated and closed within 60 days.

Claims arising under our insurance policies are reviewed, supervised, and handled by our internal claims department. As of December 31, 2006, our claims organization employed 76 people (24% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2006, adjusters were able to initiate contact with approximately 93% of policyholder claimants within 24 hours of first notice of a loss and approximately 85% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2006, our physical damage settlements in the continental United States averaged savings of approximately 11%, and savings of 8.2% in Hawaii for the same periods when compared to claimed damages.

Our captive programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments, and has dedicated staff resources. In the captive programs, approximately 98% of customers completing our survey in 2006 rated us as timely in our claims handling, and over 97% for the same period rated their claims as thoroughly investigated.

We employ highly qualified and experienced liability adjusters who are responsible for overseeing all injury-related losses including those in litigation. We identify and retain specialized outside defense counsel to litigate such matters. We negotiate fee arrangements with retained defense counsel and attempt to limit our litigation costs. The liability focused adjusters manage these claims by placing a priority on detailed file documentation and emphasizing investigation, evaluation and negotiation of liability claims.

Reserves for Unpaid Losses and Loss Adjustment Expenses (“LAE”)

We estimate liabilities for the costs of losses and LAE for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. We monitor items such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater than recorded loss reserves, the reserve tail for transportation coverage is generally shorter than that associated with many other casualty coverages and, therefore, generally can be established with less uncertainty than coverages having longer reserve tails.

We review loss reserve adequacy and claims adjustment effectiveness quarterly. We focus significant management attention on claims reserved above $50,000. Further, our reserves are certified by accredited actuaries from Great American to state regulators annually. Reserves are routinely adjusted as additional information becomes known. These adjustments are reflected in current year operations.

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 1996 through 2006. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, “Liability for Unpaid Losses and Loss Adjustment Expenses — As re-estimated at December 31, 2006,” shows the re-estimated liability as of December 31, 2006. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses and Loss Adjustment Expenses:	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

As originally estimated	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851
As re-estimated at December 31, 2006	16,845	19,254	21,150	25,364	31,757	46,962	62,564	81,991	103,416	143,991
Liability re-estimated as of:
One year later	18,563	19,817	22,643	24,923	32,751	48,494	63,462	84,485	106,409	143,991
Two years later	17,520	19,448	21,948	26,252	33,473	47,479	64,687	83,862	103,416
Three years later	16,632	18,896	21,903	26,380	31,884	47,250	63,037	81,991
Four years later	16,323	19,258	21,608	25,531	31,488	46,400	62,564
Five years later	16,446	18,966	20,542	25,138	31,590	46,962
Six years later	16,666	18,957	21,008	24,989	31,757
Seven years later	16,682	19,064	21,051	25,364
Eight years later	16,673	19,146	21,150
Nine years later	16,733	19,254
Ten years later	16,845
Net cumulative (deficiency) redundancy	2,846	1,743	2,189	1,202	(1,465)	1,494	4,598	4,749	8,228	7,453
Net cumulative (deficiency) redundancy — %	14.5%	8.3%	9.4%	4.5%	−4.8%	3.1%	6.8%	5.5%	7.4%	4.9%
Cumulative paid of:
One year later	6,583	7,268	8,742	10,307	14,924	18,048	22,792	29,616	37,049	51,901
Two years later	10,605	11,769	14,189	17,637	20,077	28,510	36,927	48,672	59,038
Three years later	12,931	14,980	18,170	20,157	24,313	35,718	48,660	61,001
Four years later	14,653	17,543	19,115	22,383	26,869	40,615	53,531
Five years later	15,642	18,253	20,158	23,413	28,591	43,474
Six years later	16,088	18,573	20,537	24,033	30,180
Seven years later	16,347	18,815	20,812	24,594
Eight years later	16,481	18,999	20,913
Nine years later	16,639	19,082
Ten years later	16,715

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$19,691	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851
Add reinsurance recoverables	4,786	6,729	9,519	11,396	12,416	22,395	35,048	41,986	59,387	71,763	84,115

Gross liability	$24,477	$27,726	$32,858	$37,962	$42,708	$70,851	$102,210	$128,726	$171,031	$223,207	$265,966

As re-estimated at December 31, 2006
Net liability shown above	$16,845	$19,254	$21,150	$25,364	$31,757	$46,962	$62,564	$81,991	$103,416	$143,991	N/A
Add reinsurance recoverables reestimated	2,335	5,478	4,918	6,715	12,749	33,682	47,188	55,271	64,816	75,866	N/A

Gross liability	$19,180	$24,732	$26,068	$32,079	$44,506	$80,644	$109,752	$137,262	$168,232	$219,857	N/A

Gross cumulative (deficiency) redundancy	$5,297	$2,994	$6,790	$5,883	$(1,798)	$(9,793)	$(7,542)	$(8,536)	$2,799	$3,350	N/A

Gross cumulative (deficiency) redundancy — %	21.6%	10.8%	20.7%	15.5%	−4.2%	−13.8%	−7.4%	−6.6%	1.6%	1.5%	N/A

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

The preceding table shows our calendar year development or savings for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2006, our liability on a gross basis was $266.0 million and the asset for ceded reserves was $84.1 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development or savings affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments

General

We employ a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The priority of goals of our investment policy are to preserve principal, generate income, maintain adequate liquidity and achieve capital appreciation. Our Board of Directors has established investment guidelines and reviews the portfolio performance quarterly for compliance with its established guidelines.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2006	2005

Cash and cash equivalents	5.5%	2.3%
Short term investments	5.6%	2.5%
Fixed maturities:
US Government and government agencies	54.3%	58.5%
State and local government obligations	10.8%	13.5%
Corporate obligations	15.4%	13.1%

Total fixed maturities	80.5%	85.1%

Equity securities:
Common stocks	3.0%	4.0%
Preferred stocks	5.4%	6.1%

Total equity securities	8.4%	10.1%

Total	100.0%	100.0%

	Year Ended December 31,
	2006	2005	2004

Yield on fixed maturities:
Excluding realized gains and losses	4.7%	4.4%	4.7%
Including realized gains and losses	4.7%	4.4%	5.2%
Yield on equity securities:
Excluding realized gains and losses	4.3%	4.3%	4.5%
Including realized gains and losses	7.8%	5.4%	9.5%
Yield on all investments:
Excluding realized gains and losses	4.6%	4.4%	4.7%
Including realized gains and losses	5.0%	4.5%	5.6%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. In prior periods, we have compared our fixed maturity returns to the Lehman Brothers U.S. Universal Bond Index, which is a broad based index that includes some sectors not represented in our portfolio and several Merrill Lynch indices. We removed the Lehman Brothers U.S. Universal Index and added the Merrill Lynch Corporate A-AAA Index, 3-5 years. The Merrill Lynch U.S. Bond Indices presented are more representative of the current composite of our fixed maturity portfolio. However, comparisons of our fixed maturity portfolio to the Merrill Lynch indices may be affected by the particular weighting of the sectors. The total return for our equity portfolio includes preferred stock and common stock. The Standard & Poor’s 500 (Common) and Merrill Lynch Preferred Stock Index (Preferred) presented are representative of the composition of our equity portfolio. Both our performance and the indices include changes in unrealized gains and losses.

	Year Ended December 31,
	2006	2005	2004

Fixed maturities:
National Interstate Total Return on Fixed Maturities	4.8%	2.5%	5.1%
Merrill Lynch U.S. Treasuries, 3-5 Yrs	3.6%	0.9%	2.1%
Merrill Lynch U.S. Agencies, 3-5 Yrs	4.6%	1.1%	2.7%
Merrill Lynch U.S. Corporate, A-AAA Rated, 3-5 Yrs	4.6%	1.3%	3.0%
Merrill Lynch U.S. Corporate, BBB-A Rated, 3-5 Yrs	4.9%	0.7%	3.6%
Equity securities:
National Interstate Total Return on Equity Securities	10.7%	5.1%	5.9%
Merrill Lynch Preferred Stock Index, Perpetuals	8.4%	3.3%	4.5%
Standard & Poor’s 500 Index	15.8%	4.9%	10.9%

Fixed Maturity Investments

Our fixed maturity portfolio is invested primarily in investment grade bonds. The National Association of Insurance Commissioners, or “NAIC”, assigns quality ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our bonds by NAIC designation and comparable Standard  & Poor’s Corporation rating as of December 31, 2006:

NAIC
Designation	Comparable S&P Rating	Amortized Cost	Fair Value	% of Total
		(Dollars in thousands)

1	AAA, AA, A	$316,253	$311,331	95.1%
2	BBB	13,143	12,918	4.0%

	Total Investment Grade	329,396	324,249	99.1%
3	BB	2,598	2,670	0.8%
4	B	505	475	0.1%
5,6	CCC, CC, C, D	53	55	0.0%

	Total Non-Investment Grade	3,156	3,200	0.9%

	Total	$332,552	$327,449	100.0%

The maturity distribution of fixed maturity investments held as of December 31, 2006 and 2005 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay obligations):

	December 31, 2006		December 31, 2005
	Fair Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)

One year or less	$26,446	8.1%	$6,269	2.3%
More than one year to five years	159,796	48.8%	116,784	42.8%
More than five years to ten years	115,981	35.4%	119,288	43.8%
More than ten years	25,226	7.7%	30,237	11.1%

Total fixed maturities	$327,449	100.0%	$272,578	100.0%

Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2006, the weighted average modified duration (unadjusted for call provision) was approximately 4.0 years, the weighted average effective duration was 2.4 years and the average maturity was 4.7 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed-income securities we hold. Fixed income securities are frequently issued with call provisions that provide the option of accelerating the maturity of the security at the option of the issuer.

Competition

The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, Lincoln General Insurance Company (a subsidiary of Kingsway Financial Services, Inc.), RLI Corporation, Progressive Corporation, Northland Insurance Company (a subsidiary of St. Paul Travelers Corporation), Island Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation) and American Modern Home Insurance Company (a subsidiary of the Midland Company). We compete in the property and casualty insurance marketplace with other insurers on the basis of price, coverages offered, product and program design, claims handling, customer service quality, agent commissions where applicable, geographic coverage, reputation and financial strength ratings by independent rating agencies. We compete by developing product lines to satisfy specific market needs and by maintaining relationships with our independent agents and customers who rely on our expertise. This expertise, along with our reputation for offering specialty underwriting products, is our principal means of distinguishing ourselves from our competitors.

We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our management, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and will readily sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries will generally experience a decline in business until market pricing returns to what we view as profitable levels.

Ratings

In June 2004, A.M. Best assigned our current group rating of “A” (Excellent) to our domestic insurance companies. According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. This rating is subject to periodic review and may be revised downward, upward, or revoked at the sole discretion of A.M. Best. Any changes in our rating category could affect our competitive position.

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

The regulation, supervision and administration also relate to statutory capital and reserve requirements and standards of solvency that must be met and maintained, the payment of dividends, changes of control of insurance companies, the licensing of insurers and their agents, the types of insurance that may be written, the regulation of market conduct, including underwriting and claims practices, provisions for unearned premiums, losses, LAE, and other obligations, the ability to enter and exit certain insurance markets, the nature of and limitations on investments, premium rates, or restrictions on the size of risks that may be insured under a single policy, privacy practices, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties, and the approval of policy forms and guaranty funds.

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under Statutory accounting principles, or “SAP”, relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies domiciled in their states, generally once every three to five years, although target financial, market conduct, and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the NAIC. Our last financial examination was completed by the Ohio Department of Insurance, which coordinated the exam for Ohio, Pennsylvania and Hawaii, on October 19, 2006 for the period ending December 31, 2005. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability. We have not been notified by any regulatory agency that we are in material violation of any of the applicable laws and regulations referred to above nor are we aware of any such violation.

Generally, all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements, and service agreements with the non-insurance companies within the companies or any other insurance subsidiary, must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.

Statutory Accounting Principles

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. GAAP gives more consideration to matching of revenue and expenses than SAP. As a result, assets and liabilities will differ in financial statements prepared in accordance with GAAP as compared to SAP.

SAP established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Restrictions on Paying Dividends

State insurance law restricts the ability of our insurance subsidiaries to declare shareholder dividends and requires our insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Limitations on dividends are generally based on net income or statutory capital and surplus.

The maximum amount of dividends that our insurance companies could pay to us in 2007 without seeking regulatory approval is $26.6 million. NIIC paid $3.0 million in dividends in 2006 without the need for regulatory approval and paid no dividends in 2005.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $2.0 million, $1.2 million and $1.5 million in the years ended 2006, 2005 and 2004, respectively. Our estimated liability for anticipated assessments was $3.3 million as of December 31, 2006.

Risk-Based Capital (RBC) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2006, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism and federal taxation, do affect our insurance business. There is legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumers of financial institutions, specifically in the area of information security and restrictions on the use of consumer credit information. These statutes and implementing regulations could affect our current business processes and our ability to market our products or otherwise limit the nature or scope of our insurance operations.

The Terrorism Risk Insurance Act

The Terrorism Risk Insurance Act of 2002, which established a federal backstop program for commercial/property casualty losses resulting from foreign acts of terrorism, was originally scheduled to expire on December 31, 2005, but was extended through December 31, 2007 by the Terrorism Risk Insurance Extension Act of 2005. The Act continues to require commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are no longer included in the program. Industry deductible levels were increased and the “event trigger” under the Act now provides that in the case of a certified act of terrorism occurring after March 31, 2006, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 million in 2007. The federal government will pay 85% of covered terrorism losses in 2007.

We are continuing to take the steps necessary to comply with the Act, as well as the state regulations implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). We do not anticipate terrorism losses to have a material impact on our results of operations.

To our knowledge and based on our internal review and control process for compliance, we believe that since 2002 we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees

At December 31, 2006, we employed 309 people. None of our employees are covered by collective bargaining arrangements.

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

We have experienced rapid growth since our incorporation in January of 1989. We intend to continue to grow by developing new products, expanding into new product lines, expanding our insurance distribution network, and possibly making strategic acquisitions. Continued growth will impose significant demands on our management, including the need to identify, recruit, maintain and integrate additional employees. We may experience higher than anticipated indemnity losses arising from new and expanded insurance products. In addition, our systems, procedures and internal controls may not be adequate to support our operations as they expand. Any failure by us to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates may not accurately reflect our future growth rates or our growth potential.

Because we are primarily a transportation insurer, conditions in that industry could adversely affect our business.

Approximately 73.6% of our gross written premiums for the year ended December 31, 2006 and 72.0% for the year ended December 31, 2005 were generated from transportation insurance policies, including captive programs for transportation companies. Adverse developments in the market for transportation insurance could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. We believe we are currently in the part of the cycle that can best be described as characterized by increased price competition, as compared to the peak of the hard market in 2002 and 2003. These fluctuations in the business cycle could negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, floods, hurricanes, tornadoes and earthquakes, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact our profitability.

Our growth strategy includes expanding into product lines in which we have limited experience.

We are continually evaluating new lines of business to add to our product mix. In some instances, we have limited experience with marketing and managing these new product lines and insuring the types of risks involved. Our failure to effectively analyze new underwriting risks, set adequate premium rates and establish reserves for these new products, or efficiently adjust claims arising from these new products, could have a material adverse effect on our business, financial condition or results of operations. During the start up period for new products, we generally set more conservative loss reserves. This could adversely affect our statutory capital, net income and ability to pay dividends.

We face competition from companies with greater financial resources, broader product lines, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, Lincoln General Insurance Company (a subsidiary of Kingsway Financial Services, Inc.), RLI Corporation, Progressive Corporation, Island Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of St. Paul Travelers Corporation) and American Modern Home Insurance Company (a subsidiary of The Midland Company). Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop alternative risk transfer (often known as captive insurance) programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 44.3% of our gross premiums written as of December 31, 2006. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire captive program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 44.1% of our direct premiums written during the year ended December 31, 2006, and our top two independent agents/brokers accounted for an aggregate of 14.3% of our direct premiums written during the year ended December 31, 2006. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

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

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. The last financial examination of our insurance subsidiaries was completed by the Ohio Department of Insurance on October 19, 2006 for the period ending December 31, 2005. The Ohio Department of Insurance coordinated this examination, and the Departments of Insurance from Pennsylvania and Hawaii participated. No significant issues have surfaced to date. In addition to this financial examination, the California Department of Insurance conducted a market conduct examination of our claims handling practices in November 2006. We are awaiting the final results of this examination. The California Department of Insurance has also notified us of its intention to conduct a market conduct examination of our underwriting practices in 2007. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability.

In addition, insurance-related laws and regulations may become more restrictive in the future. New or more restrictive regulation, including changes in current tax or other regulatory interpretations affecting the alternative risk transfer insurance model, could make it more expensive for us to conduct our business, restrict the premiums we are able to charge, or otherwise change the way we do business. For a further discussion of the regulatory framework in which we operate, see the subsection of “Business” entitled “Regulation.”

As a holding company, we are dependent on the results of operations of our insurance company subsidiaries to meet our obligations and pay future dividends.

We are a holding company and a legal entity separate and distinct from our insurance company subsidiaries. As a holding company without significant operations of our own, one of our sources of funds are dividends and other distributions from our insurance company subsidiaries. As discussed under the subsection of “Business” entitled “Regulation,” statutory and regulatory restrictions limit the aggregate amount of dividends or other distributions that our insurance subsidiaries may declare or pay within any twelve-month period without advance regulatory approval, and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to our shareholders, or to pay corporate expenses.

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

If our rating is reduced by A.M. Best below an “A−”, we believe that our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease.

New claim and coverage issues are continually emerging in the insurance industry, and these new issues could negatively impact our revenues, our business operations, or our reputation.

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

Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and LAE incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of our expectations regarding the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon actuarial and statistical projections, assessments of currently available data, historical claims information, as well as estimates and assumptions regarding future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Each year, our reserves are certified by an accredited actuary from Great American.

Establishing an appropriate level of reserves is an inherently uncertain process. The following factors may have a substantial impact on our future actual losses and LAE experience:

•	the amount of claims payments;

•	the expenses that we incur in resolving claims;

•	legislative and judicial developments; and

•	changes in economic conditions, including the effect of inflation.

Unfavorable development in any of these factors could cause our level of reserves to be inadequate. To the extent that actual losses and LAE exceed expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing reserves. When we increase reserves, the pre-tax income for the period in which we do so will decrease by a corresponding amount. In addition to having a negative effect on pre-tax income, increasing or “strengthening” reserves causes a reduction in our insurance companies’ surplus and could cause a downgrading of the rating of our insurance company subsidiaries. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2006, 85.2% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities and 8.9% was invested in equity securities. As of December 31, 2006, approximately 67.4% of our fixed maturity portfolio was invested in U.S. Government and government agency fixed income securities and approximately 95.1% was invested in fixed maturities rated “AAA”, “AA” and “A” by Standard & Poor’s Corporation.

Certain risks are inherent in investing in fixed maturities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. The fair value of our fixed maturities will fluctuate as interest rates change. The current environment of increasing interest rates may cause the market value of our fixed maturities to decrease. At December 31, 2006, we had pretax net unrealized losses of $5.1 million on fixed maturities. Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investment losses would significantly decrease our asset base, and affect our ability to underwrite new business.

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

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 20.8% and 21.8%, respectively, of our gross premiums written for the years ended December 31, 2006 and 2005. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and recently increased our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2006, we had a total of $79.3 million of unsecured reinsurance recoverables and our largest unsecured recoverable from a single reinsurer, Platinum Underwriters Reinsurance, was $28.9 million. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

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

Hudson Management Group, Ltd. was formed on July 29, 2004 and received approval of its application to the US Virgin Islands Economic Development Commission for a grant of certain tax abatements and other benefits in June, 2005. We hired an initial staff of professionals in 2006, but in order to execute our business plan, we will need to continue to hire additional qualified professionals. We also need to continue to establish critical market relationships with our insurance customers and refine procedures and controls necessary to operate effectively and profitably. Finally, we have developed a business strategy for our US Virgin Islands servicing operations based on professional advice and available guidance from the Internal Revenue Service. Our failure to effectively implement our business plan could prevent us from realizing our US Virgin Islands operating efficiencies.

Our inability to retain our senior executives and other key personnel could adversely affect our business.

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. Although historically we have not entered into employment agreements with our executive management, we have recently entered into multi-year employment agreements with both our chief executive officer, Mr. Spachman, and our president and chief operating officer, Mr. Michelson. Mr. Michelson is also a party to an employee retention agreement with us. The employment agreements represent an important step in our succession planning process that began in 2005, and are designed to provide stability to our organization during this critical time. Since our formation in 1989, we have been highly dependent on Mr. Spachman, our founder and chief executive officer. We anticipate that Mr. Spachman will transition out of his role as chief executive during 2007, and that he will continue to work with Mr. Michelson, other members of senior management, and our Board of Directors to ensure an orderly transition of leadership over the two years following his retirement. A failure of these employment agreements to achieve their desired result, our inability to effectuate a successful transition, our loss of other senior executives, or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

Your interests as a holder of our common shares may be different than the interests of our majority shareholder, Great American Insurance Company.

As of December 31, 2006, American Financial Group, Inc., through its wholly-owned subsidiary Great American, owns 53.2% of our outstanding common shares. The interests of American Financial Group, Inc. may differ from the interests of our other shareholders. American Financial Group, Inc.’s representatives hold four out of eight seats of our Board of Directors. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

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

We rely on Great American to provide certain services to us including actuarial and consultative services for legal, accounting and internal audit issues and other support services. If Great American no longer controlled a majority of our shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses.

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

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the trading price of our common shares. Sales of substantial amounts of our common shares in the public market by Great American or our other shareholders, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares. If such sales reduce the market price of our common shares, our ability to raise additional capital in the equity markets may be adversely affected.

In 2006, we registered all of the common shares of Great American and Mr. Spachman, our chairman and chief executive officer, pursuant to a registration statement on Form S-3. Great American and Mr. Spachman own 10,200,000 and 3,080,000, respectively, of our issued and outstanding shares. The registration statement became effective in 2006 and accordingly all shares covered by that registration statement could be sold into the public markets. In addition, in 2005, we filed a registration statement on Form S-8 under the Securities Act to register 1,338,800 of the common shares issued or reserved for issuance for awards granted under our Long Term Incentive Plan. Shares registered under the registration statement on Form S-8 also could be sold into the public markets, subject to applicable vesting provisions and any volume limitations and other restrictions applicable to our officers and Directors selling shares under Rule 144. The sale of the shares under these registration statements in the public market, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares.

We completed our initial public offering in February 2005, and we do not have a significant presence in the market. You may have difficulty selling your common shares because of the limited trading volume for such shares.

Our common shares began trading on the Nasdaq Global Market in January 2005. As a relatively new public company, there may be less coverage by security analysts, the trading price of our common shares may be lower, making it more difficult for our shareholders to dispose of their common shares. As noted above, we have a majority shareholder, Great American, which owns 53.2% of our common shares as of December 31, 2006 and another 19.1%, which is owned by management and our Board of Directors. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. In addition, we do not have a regular practice of managing analysts’ or investors’ earnings expectations. One or more of these factors could result in price volatility and serve to depress the liquidity and market prices of our common shares.

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

As of December 31, 2006, we became an accelerated filer, as defined by Securities and Exchange Commission rules and regulations, and are required to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. We have committed, and will continue to expend, a significant amount of resources to monitor and address any internal control issues, which may occur, in our business. Any failure to do so could adversely impact our operating results.

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2	Properties

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 89,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Duluth, Georgia; Honolulu, Hawaii; Mechanicsburg, Pennsylvania; and St. Thomas in the United States Virgin Islands. These leases account for approximately 17,100 square feet of office space. These leases expire within forty-eight months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $20,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

ITEM 3	Legal Proceedings

Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.

We are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and LAE reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

Our insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed, or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. We have established loss and LAE reserves for lawsuits as to which we have determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, we believe that our reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on our financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by us for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on our financial condition, cash flows and results of operations.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.

Market Information

Our common shares have been listed and traded on the Nasdaq Global Market under the symbol NATL, since January 28, 2005. Prior to such date, there was no established public trading market for our common shares. The information presented in the table below represents the high and low sales prices per share reported on the Nasdaq Global Market for the periods indicated.

	2006		2005
	High	Low	High	Low

First Quarter(1)	$23.57	$19.00	$19.15	$13.50
Second Quarter	31.50	18.62	21.64	14.75
Third Quarter	29.05	22.13	20.24	15.61
Fourth Quarter	29.98	22.10	21.45	13.91

(1)	First quarter 2005 data represents the period from January 28, 2005 to March 31, 2005.

There were approximately 54 shareholders of record of our common shares at March 1, 2007.

Dividend Policy

Our Board of Directors has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board of Directors recently increased the quarterly dividend to $0.05 per share for the first quarter of 2007. The Board of Directors intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid dividends of $0.04 per share for all four quarters of 2006 and paid a $0.04 dividend for the third and fourth quarter of 2005.

The declaration and payment of dividends remains subject to the discretion of the Board of Directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries, and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our junior subordinated debentures, our failure to make payment obligations with respect to such debentures, or our election to defer interest payments on the debentures.

We are a holding company without significant operations of our own. Our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares since the initial public offering measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative total returns compared to those of the Center for Research in Security Prices (“CSRP”) Total Return Index for Nasdaq Global Market and the CSRP Total Return Index for Nasdaq Insurance Stocks from the date of our initial public offering January 28, 2005, through December 31, 2006.

Cumulative Total Return as of December 31, 2006
(assumes a $100 investment at the close of trading on January 27, 2005)

Company/Index	1/28/05	3/31/05	6/30/05	9/30/05	12/31/05	3/31/06	6/30/06	9/30/06	12/31/06

NATL Common Stock	$100	$124	$147	$128	$142	$162	$202	$184	$182
Nasdaq Insurance Stocks	100	103	108	112	117	119	121	126	132
Nasdaq Index	100	98	101	106	109	106	99	103	110

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Operating Data:
Gross premiums written(1)	$305,504	$270,036	$224,984	$187,561	$121,747

Net premiums written(2)	$241,916	$211,106	$166,419	$141,924	$93,516

Premiums earned	$217,319	$194,397	$156,908	$126,364	$87,356
Net investment income	17,579	12,527	8,613	5,772	4,513
Net realized gains (losses)	1,193	278	1,661	1,529	(386)
Other income	2,387	1,974	1,967	2,211	3,367

Total revenues	238,478	209,176	169,149	135,876	94,850
Losses and loss adjustment expenses	129,491	117,449	92,008	68,798	55,049
Commissions and other underwriting expense	42,671	35,741	34,201	30,038	24,156
Other operating and general expenses	11,619	9,428	6,888	4,893	3,928
Interest expense	1,522	1,421	1,610	1,043	193

Total expenses	185,303	164,039	134,707	104,772	83,326

Income before income taxes	53,175	45,137	34,442	31,104	11,524
Provision for income taxes	17,475	14,857	11,674	11,260	3,236

Net income	$35,700	$30,280	$22,768	$19,844	$8,288

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(3)	59.6%	60.4%	58.6%	54.4%	63.0%
Underwriting expense ratio(4)	23.9%	22.2%	24.9%	25.9%	28.3%

Combined ratio(5)	83.5%	82.6%	83.5%	80.3%	91.3%

Return on equity(6)	22.8%	28.5%	37.2%	49.9%	31.2%
Per Share Data(7):
Earnings per common share, basic	$1.87	$1.62	$1.50	$1.32	$0.49
Earnings per common share, assuming dilution	1.85	1.60	1.47	1.29	0.49
Book value per common share, basic (at period end)	$9.07	$7.32	$4.69	$3.31	$1.99
Weighted average number of common shares outstanding, basic	19,136	18,737	15,171	15,057	16,805
Weighted average number of common shares outstanding, diluted	19,302	18,975	15,480	15,347	16,949
Common shares outstanding (at period end)	19,159	19,055	15,530	15,024	15,074
Cash dividends per common share	$0.16	$0.08	$—	$—	$—

	At December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and investments	$406,454	$320,220	$238,951	$167,622	$110,454
Reinsurance recoverable	90,070	77,834	63,128	43,119	37,732
Total assets	806,248	523,003	401,236	300,656	210,369
Unpaid losses and loss adjustment expenses	265,966	223,207	171,031	128,726	102,210
Long-term debt(8)	15,464	16,297	32,547	18,901	6,583
Total shareholders’ equity	173,763	139,533	72,789	49,680	29,932

	At and for the Year Ended December 31,
	2006	2005	2004	2003	2002

Selected Statutory Data(9):
Policyholder surplus(10)	$148,266	$122,825	$92,124	$58,621	$36,944
Combined ratio(11)	82.4%	77.1%	81.3%	81.7%	90.8%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross written premiums less premiums ceded to reinsurance companies.

(3)	The ratio of losses and LAE to premiums earned.

(4)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

(5)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(6)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the period.

(7)	Adjusted to reflect a 200-for-1 share split effective December 6, 2004.

(8)	The 2004 data includes a $15.0 million note payable to Great American, junior subordinated debt and bank debt.

(9)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, NIIC-HI and TCC.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to “Forward-Looking Statements” following the Index in front of this 10-K.

The following discussion and analysis of our historical consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

We are a holding company with operations being conducted by our subsidiaries.

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by us and our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include property and casualty insurance for transportation companies (29.3% of 2006 gross written premiums), captive programs for transportation companies that we refer to as our alternative risk transfer operations (44.3%), specialty personal lines, primarily recreational vehicle coverage (17.0%) and transportation and general commercial insurance in Hawaii and Alaska (7.6%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

We write insurance for various sizes of transportation fleets. Because of the amount of smaller fleets nationwide, we have more opportunities to write smaller risks than larger ones. When general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for us. During periods of economic downturn, such as immediately following September 11, 2001, smaller risks are more prone to failure due to a decrease in leisure travel and consolidation in the industry. An increase in the number of larger risks results in more prospective captive insurance customers. We do not believe that smaller fleets that generate annual premiums of less than $100,000 are large enough to retain the risks associated with participation in one of the captive programs we currently offer.

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

The factors that impact our growth rate are consistent across all products. However, the trends impacting each of these factors may vary from time to time for individual products. Those factors are as follows:

Submissions

•	The increase or decrease in the number of new applications we receive. This is influenced by the effectiveness of our marketing activities compared to the marketing activities of our competitors in each market.

•	The change in the number of current policyholders that are available for a renewal quote. The number of policyholders available for renewal changes based upon the economic conditions impacting our customer groups and the extent of consolidation that may be taking place within the industries we support.

Quotes

•	The change in the percentage of the new applications received that do not receive a quote from us. We do not quote risks that do not meet our risk selection criteria or for which we have not been provided complete application data. We refer to this ratio as the “declination ratio” and an increasing declination ratio usually results in reduced opportunities to write new business.

Sales

•	The change in percentage of the quotes we issue that are actually sold. We refer to this ratio as the “hit ratio.” Hit ratios are affected by the number of competitors, the prices quoted by these competitors and the degree of difference between the competitors’ pricing, terms and conditions and ours.

Rates

•	The change in our rate structure from period to period. The rates we file and quote are impacted by several factors including: the cost and extent of the reinsurance we purchase; our operating efficiencies; our average loss costs, which reflect the effectiveness of our underwriting; our underwriting profit expectations; and our claims adjusting processes. The difference between our rates and the rates of our competitors is the primary factor impacting the revenue growth of our established product lines.

Product Offerings and Distribution

•	We operate in multiple markets with multiple distribution approaches to attempt to reduce the probability that an adverse competitive response in any single market will have a significant impact on our overall business. We also attempt to maintain several new products, product line extensions or product distribution approaches in active development status so we are able to take advantage of market opportunities. We select from potential new product ideas based on our stated new business criteria and the anticipated competitive response.

Industry and Trends

The property and casualty insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity (soft market) followed by periods of high premium rates and shortages of underwriting capacity (hard market). Since 2004, we believe that the commercial transportation market has been in the part of the cycle that can best be described as softening as compared to the peak of the hard market in 2002 and 2003. The cyclical nature of the industry impacts our business operations. Our business may be affected by the risks impacting the property and casualty insurance industry related to severe weather conditions, explosions, terrorist attacks and riots. For passenger transportation, distressed operators (whether distressed due to being insured by other insurance companies that have raised rates or exited the market, or due to having less than desirable risk characteristics) continue to be heavily marketed to us by brokers causing an increase in our new business declination rates. In addition, insurance rates for renewing policies for all transportation business remains relatively flat when compared to 2005 and lower than the increases attained from mid-2001 through 2004. Although the current condition of the market can be characterized as softening, the extent of the price competition we are currently experiencing is neither as significant nor as severe as we have previously experienced in other softening markets (e.g. 1999-2000).

Increased rate levels beyond those necessary to keep up with inflation and achieve our planned financial targets prior to 2004 and relatively flat pricing since 2004 have resulted in us attaining combined ratios better than our corporate objective of maintaining a combined ratio of 96.0% or lower. While our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 84.2%. Our GAAP combined ratio was 83.5% in 2006, 82.6% in 2005, 83.5% in 2004, 80.3% in 2003 and 91.3% in 2002. We believe the following factors have contributed to this performance:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve into our captive programs.

•	Our stable operating expenses at or below the revenue growth rate.

For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results. In 2006, we had no material impact on total losses incurred from hurricanes or other catastrophic events; however, severe hurricanes in the third and fourth quarter of 2005 resulted in approximately $3.4 million in total incurred losses.

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

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

To succeed as a transportation underwriter and personal lines underwriter, we must understand and be able to quantify the different risk characteristics of the operations we consider quoting. Certain coverages are more stable and predictable than others and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal and legal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect our future profitability. We believe our product management organization provides the focus on a specific risk class needed to stay current with the trends affecting each specific class of business we write.

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all property and casualty companies, the impact of price increases is reflected in our financial results over time. Price increases on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the higher rate. Insurance rates charged on renewing policies have remained relatively flat in 2006 compared to 2005.

There are distinct differences in the timing of written premiums in traditional transportation insurance and our alternative risk transfer (captive) insurance components. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new captive program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the captive program it has joined. Historically, most of our group captives had common renewal dates in the first six months of the year, but with the growth from new captive programs, we are now experiencing renewal dates throughout the calendar year. The alternative risk transfer component of our business grew to 44.3% of total gross premium written during 2006 as compared to 38.4% in 2005.

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

We employ what we consider to be a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The priority of goals of our investment policy are to preserve principal, generate income, maintain required liquidity and achieve capital appreciation. Our Board of Directors has established investment guidelines and reviews the portfolio performance quarterly for compliance with its established guidelines.

Expenses

Our expenses consist primarily of losses and LAE; commissions and other underwriting expenses; and other operating and general expenses. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and LAE between the beginning and the end of the period. Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent ceding commissions paid to ceding insurers and excise taxes. Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) and other general operating expenses. Other than expenses relating to stock options and other equity grants, our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses are disclosed separately from operating and general expenses.

Results of Operations

Overview

Our net earnings for 2006 were $35.7 million or $1.85 per share (diluted), compared to $30.3 million or $1.60 per share (diluted) recorded in 2005. Our earnings increased $5.4 million, or 17.9%, compared to the same period in 2005. There are several factors that contributed to the increase in net earnings, including continued growth in earned premium of $22.9 million, or 11.8%, primarily due to the addition of new captive programs and an increase in the number of participants in our existing captive programs. We also had favorable losses and LAE for 2006, which is evidenced by our 2006 loss and LAE ratio of 59.6%, a decrease from prior year of 0.8 percent. The current year losses and LAE include favorable development from prior years of $7.5 million. Also contributing to the increase in our net earnings in 2006 was an increase in investment income of $5.1 million, or 40.3%, due to higher interest rates available on our fixed income investments and growth in our cash flow from operations.

Gross Premiums Written

We operate our business as one segment — property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$135,283	44.3%	$103,537	38.4%	$72,001	32.0%
Transportation	89,399	29.3%	90,751	33.6%	89,849	39.9%
Specialty Personal Lines	52,060	17.0%	45,935	17.0%	37,059	16.5%
Hawaii and Alaska	23,267	7.6%	22,486	8.3%	21,812	9.7%
Other	5,495	1.8%	7,327	2.7%	4,263	1.9%

Gross premiums written	$305,504	100.0%	$270,036	100.0%	$224,984	100.0%

The group captive programs, which focus on specialty or niche insurance businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent partners.

Gross written premium includes both direct premium and assumed premium. During 2006, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of $31.7 million or 5.9 percent compared to 2005. The growth in the alternative risk transfer component is primarily attributable to the addition in 2006 of seven new captive programs, which accounted for $14.4 million, or 45.4%, of the increase, as well as an increase in the number of participants in our existing captive programs. Additionally, to better offer an attractive group captive option to larger truck fleets, in 2006 one of our largest captive programs split into two captives. This new group captive opted to change their renewal date to October which resulted in an increase to gross written premium of $3.9 million.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). Until 2006, this review has always generated net assessment premium. For the year ended December 31, 2006 and 2005, we recorded return of premium of $2.1 million and assessment of premium of $2.0 million, respectively, thus generating a $4.1 million year-over-year reduction in the alternative risk transfer component’s written premium. Exclusive of this $4.1 million reduction to gross written premium, the captive business would have shown an increase in growth over 2005 of $35.9 million, or 35.4%.

Also contributing to the increase in the gross premiums written in 2006 was an increase in the specialty personal lines component of $6.1 million or 13.3% as compared to 2005. The increase is primarily related to a moderate rate increase as well as an increase in the number of policies in force associated with the recreational and companion auto vehicle programs.

The decrease in the transportation component of $1.4 million for the year ended December 31, 2006 compared to 2005, is the result of our continued application of our underwriting discipline even in a softening market with increased competition. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Based on the number of accounts, our retention rates for traditional transportation are comparable between 2006 and 2005; however, we are experiencing a trend of competitive pricing on larger traditional accounts impacting premium to a greater degree than in prior periods. For 2006 we maintained flat rate levels on renewing commercial insurance business while our renewal hit ratios have been deteriorating to historic levels from the elevated levels we had in 2003 and 2004.

Due primarily to an increase in our Alaska business in 2006, our Hawaii and Alaska component increased $0.8 million for the year ended December 31, 2006 compared to 2005. Our Other component is primarily related to assigned risk policies that we receive from involuntary state insurance plans and over which we have no control. This component decreased $1.8 million from 2005.

Premiums Earned

2006 compared to 2005.  The following table shows revenues for the years ended December 31, 2006 and 2005 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
Revenue:	2006	2005	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$75,712	$60,223	$15,489	25.7%
Transportation	71,682	70,502	1,180	1.7%
Specialty Personal Lines	46,445	38,561	7,884	20.4%
Hawaii and Alaska	15,257	14,855	402	2.7%
Other	8,223	10,256	(2,033)	(19.8)%

Total premiums earned	$217,319	$194,397	$22,922	11.8%

Our premiums earned increased $22.9 million, or 11.8%, to $217.3 million during the year ended December 31, 2006 compared to $194.4 million for the year ended December 31, 2005. Our alternative risk transfer component increased 25.7% during 2006 compared to the same period in 2005, primarily due to new captive programs that were written in 2006 and the fourth quarter of 2005 and new participants in existing group captive programs. Our Alternative Risk Transfer business remains our fastest growing component. Due to moderate rate increases and an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 20.4% in 2006 compared to 2005. The transportation component remained relatively constant in 2006 compared to 2005. In the transportation component, we are still feeling the effects from a $0.7 million decline in premium from a reinsurance arrangement involving primarily physical damage coverage on trucks and seeing a decline in renewal rate increases due to the current softening market. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, and over which we have no control, decreased $2.0 million, or 19.8%, to $8.2 million in 2006.

2005 compared to 2004.  The following table shows revenues for the years ended December 31, 2005 and 2004 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
Revenue:	2005	2004	Amount	Percent
		(Dollars in thousands)

Premiums earned:
Transportation	$70,502	$70,973	$(471)	(0.7)%
Alternative Risk Transfer	60,223	36,499	23,724	65.0%
Specialty Personal Lines	38,561	28,377	10,184	35.9%
Hawaii and Alaska	14,855	15,042	(187)	(1.2)%
Other	10,256	6,017	4,239	70.5%

Total Premiums Earned	$194,397	$156,908	$37,489	23.9%

Our net premiums earned increased $37.5 million, or 23.9%, to $194.4 million during the year ended December 31, 2005 compared to $156.9 million for the year ended December 31, 2004. Our alternative risk transfer component increased 65.0% during 2005 compared to the same period in 2004, primarily due to new captive programs and new participants in existing captive programs. During 2005 and prior periods, our alternative risk transfer business was one of the fastest growing components of our business. A portion of the new customers in the alternative risk transfer component were larger premium customers that were previously in our transportation component. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 35.9% in 2005 compared to 2004. The transportation component remained relatively constant in 2005 compared to 2004. The slight decrease in the transportation component is primarily due to (i) a decline in assumed premium from a reinsurance arrangement involving primarily physical damage coverage on trucks because the company with whom we had the agreement elected to exit the business and (ii) larger premium customers moving from the transportation component to our captive programs in the alternative risk transfer component. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, increased 70.5% or $4.2 million to $10.3 million in 2005. The increase in this component was primarily due to an increase in our assigned risk premiums.

Underwriting and Loss Ratio Analysis

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. From 2000 through 2005, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. We have maintained flat rate levels on renewal business in 2006 as compared to the increase in rates in 2005,2004 and 2003.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross premiums written	$305,504	$270,036	$224,984
Ceded reinsurance	(63,588)	(58,930)	(58,565)

Net premiums written	241,916	211,106	166,419
Change in unearned premiums, net of ceded	(24,597)	(16,709)	(9,511)

Net premiums earned	$217,319	$194,397	$156,908

Combined Ratios:
Loss and LAE ratio(1)	59.6%	60.4%	58.6%
Underwriting expense ratio(2)	23.9%	22.2%	24.9%

Combined ratio	83.5%	82.6%	83.5%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2006 compared to 2005.  Losses and LAE increased $12.0 million, or 10.3%, for 2006 compared to 2005. The loss and LAE ratio for the year ended December 31, 2006 was 59.6% compared to 60.4% for the year ended December 31, 2005. The decrease in the loss and LAE ratio in 2006 of 0.8 percent is primarily due to favorable development of $7.5 million from prior years loss reserves compared to favorable development in 2005 of $5.2 million. The increase in favorable development lowered the loss ratio by 0.8 percent. Consistent with prior years, we strive to be accurate, but tend to be conservative with our loss reserving methodology in areas where we are still experiencing double digit growth patterns. The favorable development for both years was primarily the settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This savings represents just under 5% (4.9% and 4.7% for 2006 and 2005, respectively) of the prior year reserves.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The commissions and other underwriting expenses increased $6.9 million for 2006 compared to 2005. This increase in the commissions and other underwriting expenses is primarily due to an increase in commissions, premium taxes and other related expenses which are directly impacted by the growth in gross written premiums, and by two reclassifications that were made in 2005, which reduced the commissions and other underwriting expenses in that year, as noted below.

The underwriting expense ratio for the year ended December 31, 2006 increased 1.7 percent to 23.9% compared to 22.2% for the year ended December 31, 2005. The increase in the expense ratio is due to an increase in other operating and general expenses such as increased audit fees due to the audit of our insurance companies coordinated by the Ohio Department of Insurance ($0.2 million), the impact of stock based compensation expense recognized in 2006 ($0.8 million) and other costs associated with our growth and with being a publicly traded corporation. Also impacting the change in the expense ratio were two items that occurred in 2005 i) a reduction in estimated expenses for insolvencies and other state fees and ii) classifying business related to our assigned risks on a gross basis. These items reduced the 2005 expense ratio by 1.5 percent and are discussed in further detail below. When taking these items into consideration the expense ratio remained consistent from 2005 to 2006.

2005 compared to 2004.  The loss and LAE ratio for the year ended December 31, 2005 was 60.4% compared to 58.6% for the year ended December 31, 2004. The increase in the loss and LAE ratio from 2004 to 2005 of 1.8 percent is primarily due to the fact that approximately 75% of the increase in premiums earned in 2005 was produced by the alternative risk transfer and other component. Historically, these components have higher loss and

LAE ratios than our traditional components; and as a result had the effect of raising the loss ratio in 2005. This increase is mostly offset by a $5.2 million favorable development of prior year loss reserves. We consider the variance in the loss and LAE ratio of 1.8 percent for the year ended December 31, 2005 compared to the year ended December 31, 2004 to be consistent with management’s expectations that losses would deteriorate slightly based on our flat renewal rates and historical loss patterns.

The underwriting expense ratio for the year ended December 31, 2005 decreased 2.7 points to 22.2% compared to 24.9% for the year ended December 31, 2004. The decrease in the underwriting expense ratio is primarily a result of four factors: increased risk retention, continued leverage of our fixed expense, a reduction in our estimated expenses for insolvencies and other state fees and recording of assigned business. In November 2004, we increased our risk retention on public transportation products, which contributes to a decrease in our expense ratio as the additional retained written premium is earned. While expenses are higher in response to building our infrastructure and other related expenses of operating as a public entity, our overall increase in fixed expenses was lower than the revenue growth for the year ended December 31, 2005. Using data available from the National Conference of Insurance Guarantee Funds, we reduced our estimated expenses for insolvencies and other state fees during the third quarter of 2005. The reduction in estimated expenses reduced our underwriting expense ratio by 0.7 percent. We record our assigned risk premium quarterly based on reports from various states and agencies that manage the plans. The assignments are based on our written premium for specific coverages in certain states. We have written workers’ compensation insurance in several states beginning in 2004. Due to the lack of sufficient detail because the plans report to us on a lag, our estimated net share of the assigned risks were charged to commissions and other underwriting expenses, with a like amount recorded as assessments and fees payable in the correct periods. During the third and fourth quarter of 2005, sufficient information was obtained to enable us to classify the business on a gross basis, including premiums earned and losses and LAE. While this had no impact on net income, it reduced our underwriting expense ratio by 0.8 percent.

Investment Income

2006 compared to 2005.  Net investment income increased $5.1 million, or 40.3%, to $17.6 million for the year ended December 31, 2006 compared to the same period in 2005. The increase is primarily related to a growth in average cash and invested assets over the same period and a higher yield on the fixed income portfolio. The growth in cash and invested assets is due to positive cash flow from operations and the reinvestment of earnings.

2005 compared to 2004.  Net investment income increased $3.9 million, or 45.4% to $12.5 million in 2005 compared to 2004, due primarily to a growth in average cash and invested assets over the same period. The increase in cash and invested assets reflected the growth in premiums written and the proceeds, net of debt repayment, of $25.4 million from the IPO in February of 2005.

Realized Gains (Losses) on Investments

2006 compared to 2005.  Net realized gains increased $0.9 million to $1.2 million for 2006 compared to net realized gains of $0.3 million for 2005. Realized gains are taken when opportunities arise. The realized gains in 2006 and 2005 were primarily generated from sales of equity holdings. When evaluating fixed maturity sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a fixed maturity security prior to maturity at a gain or loss. Historically, and during the most recent extended low interest rate period, we have not had the need to sell our investments to generate liquidity.

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

Other Operating and General Expenses

2006 compared to 2005.  Other operating and general expenses increased $2.2 million, or 23.2% to $11.6 million during the year ended December 31, 2006 compared to $9.4 million for the same period in 2005. These increases reflect the continuing growth in our business, stock compensation expense recognized for SFAS No. 123(R) and additional costs incurred related to being a publicly traded company.

2005 compared to 2004.  Other operating and general expenses increased $2.5 million, or 36.9% to $9.4 million during the year ended December 31, 2005 compared to $6.9 million for the same period in 2004. These increases reflect the continuing growth in our business and additional costs incurred related to being a publicly traded company.

Income Taxes

The 2006 effective tax rate was 32.9%, remaining unchanged from 2005. While the low tax rate on profits generated by HMG reduced the effective tax rate by approximately 1.7%, that reduction was offset by an increase in income tax expense from the non-deductibility of certain expenses. See Note 8 to our audited consolidated financial statements for further analysis of items affecting our effective tax rate.

Financial Condition

Investments

At December 31, 2006, our investment portfolio contained $327.4 million in fixed maturity securities and $34.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2006, we had pretax net unrealized losses of $5.1 million on fixed maturities and pretax unrealized gains of $0.6 million on equity securities.

At December 31, 2006, 99.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at December 31, 2006 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$76,229	$251,220
Amortized cost of securities	75,505	257,047
Gross unrealized gain or loss	$724	$(5,827)
Fair value as a % of amortized cost	101.0%	97.7%
Number of security positions held	123	239
Number individually exceeding $50,000 gain or loss	3	24
Concentration of gains or losses by type or industry:
US Government and government agencies	$265	$(3,691)
State, municipalities and political subdivisions	160	(297)
Banks, insurance and brokers	284	(1,218)
Telephone communications	—	(80)
Industrial and other	$15	$(541)
Percentage rated investment grade(1)	98.6%	99.2%
Equity Securities:
Fair value of securities	$26,208	$7,887
Cost of securities	25,463	8,013
Gross unrealized gain or loss	$745	$(126)
Fair value as a % of cost	102.9%	98.4%
Number individually exceeding $50,000 gain or loss	2	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2006 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	6.0%	8.7%
After one year through five years	57.1%	46.3%
After five years through ten years	29.8%	37.1%
After ten years	7.1%	7.9%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2006
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year ( 3 issues)	$2,030	$258	114.6%
More than one year ( 0 issues)	—	—
Less than $50,000 ( 120 issues)	74,199	466	100.6%

	$76,229	$724

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year ( 12 issues)	$17,663	$(1,000)	94.6%
More than one year ( 12 issues)	23,646	(2,300)	91.1%
Less than $50,000 ( 215 issues)	209,911	(2,527)	98.8%

	$251,220	$(5,827)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year ( 1 issues)	$301	$78	135.0%
More than one year ( 1 issues)	78	52	300.0%
Less than $50,000 ( 61 issues)	25,829	615	102.4%

	$26,208	$745

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year ( 0 issues)	$—	$—
More than one year ( 0 issues)	—	—
Less than $50,000 ( 18 issues)	7,887	(126)	98.4%

	$7,887	$(126)

When a decline in the value of a specific investment is considered to be “other than temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other than temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized
	Gains (Losses)	Charges for
	on Sales	Impairment	Total
	(Dollars in thousands)

Year ended:
2006	$1,193	$—	$1,193
2005	555	(277)	278
2004	1,661	—	1,661

Liquidity and Capital Resources

Capital Ratios.  The National Association of Insurance Commissioners’ model law for risk based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2006 and 2005, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

Sources of Funds.  The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.

Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents, and short-term investments. Cash, cash equivalents and short-term investments were $44.9 million at December 31, 2006, a $29.5 million increase from December 31, 2005. For 2006, 2005 and 2004, we generated consolidated cash flow from operations of $83.3 million, $76.5 million, $56.9 million and $45.4 million, respectively. The increase of $6.8 million in 2006 is attributable to an increase in net income of $5.4 million, as well as various fluctuations within the operating activities associated with our growth.

Net cash used in investing activities was $65.8 million and $107.8 million for the years ended December 31, 2006 and 2005, respectively. The $42.0 million decrease in cash used in investing activities was primarily related to a $22.0 million decrease in the purchase of investments in 2006 and an $11.5 million increase in the proceeds from sales and maturities of investments as compared to 2005. Also impacting investing activities was the purchase, by NIIC, of an office building adjacent to our headquarters in Richfield, Ohio. The building was purchased for $7.0 million. An additional payment of $1.2 million was also made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition, we acquired $5.6 million in cash and cash equivalents.

We utilized net cash from financing activities of $2.9 million and provided net cash of $22.9 million, respectively, for the years ended December 31, 2006 and 2005. The $25.8 million decrease in cash generated from financing activities primarily relates to the initial public offering completed in February 2005 whereby we sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder is currently being used as needed for general corporate purposes and potential growth opportunities.

We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from dividend and tax payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2006 is $26.6 million. Our insurance subsidiaries paid $3.0 million and $0 in dividends in 2006 and 2005, respectively, without the need for regulatory approval.

Under tax allocation and cost sharing agreements among NIC and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (5.37% at December 31, 2006 and 4.41% at December 31, 2005) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008. We used the net proceeds from the debentures to fund our obligations to our subsidiaries and to increase the capitalization of our insurance company subsidiaries.

We also have a $2.0 million line of credit (unused at December 31, 2006) that bears interest at the lending institution’s prime rate (8.25% at December 31, 2006 and 7.25% at December 31, 2005) less 50 basis points and requires an annual commitment fee of $1 thousand. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums. We may request an increase in this line of credit in the future based on liquidity and capital needs, although we have no immediate plans to do so.

In August 2006, our unsecured four-year term loan matured and the balance was paid off.

We believe that the cash and short term investments at December 31, 2006, funds generated from operations and funds available under our line of credit will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we could recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense which would have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.

At December 31, 2005, we had $11.7 million held in an escrow account for the purchase of TCC from Triumphe Insurance Holdings LLC by NIIC. The $11.7 million that was held in an escrow account is shown on the December 31, 2005, Consolidated Balance Sheet in “Other Assets.” On January 3, 2006, the first business day after the January 1 effective date of the purchase, the funds were released from the escrow account. We made a second payment of $1.2 million for the remaining balance of the purchase price.

Off-Balance Sheet Items.  We do not have any off-balance sheet arrangements (as such term is defined in applicable Securities and Exchange Commission rules) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2006:

	Payment Due by Period
		Within			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
		(Dollars in thousands)

Gross unpaid losses and LAE(1)	$265,966	$107,607	$109,199	$36,981	$12,179
Long-term debt obligations	15,464	—	—	—	15,464
Operating lease obligations	653	245	206	118	84

Total	$282,083	$107,852	$109,405	$37,099	$27,727

(1)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserve and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of loss and LAE reserves and the determination of “other-than-temporary” impairment on investments are two areas where by the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. We discuss these two policies below. Our other significant accounting policies are described in Note 2 to our consolidated financial statements.

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2006 and 2005, we had $266.0 million and $223.2 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s (for 2006, as we acquired TCC on January 1, 2006) net reserves as of December 31, 2006 and 2005 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. The sensitivity of recorded reserves to an unexpected change in the trends, is estimated by adding 1.0% to the trend that is embedded in the factors used to determine the reserves for ultimate liabilities. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies, or other factors such as those listed below in connection with our largest lines of business. The estimated cumulative unfavorable impact that this 1.0% change would have on our 2006 net income is shown below:

Cumulative
Line of Business	Impact

Commercial Auto Liability	$1.7 million
Workers’ Compensation	$0.3 million

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

The level of detail at which data is analyzed varies among the different lines of business. We generally analyze data by major product or coverage, using countrywide data. We determine the appropriate segmentation of the data based on data volume, data credibility, mix of business and other actuarial considerations. Point estimates are selected based on test indications and judgment.

Claims we view as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported, or “IBNR” reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. We monitor IBNR reserves monthly with financial management and quarterly with an actuary from Great American. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages, and changes and trends in general economic conditions, including the effects of inflation. A change in any of these factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves, and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2006, we experienced favorable development of $7.5 million (4.9% of total net reserves) from claims incurred prior to 2006. In 2005, we experienced favorable development of $5.2 million (4.7% of total net reserves) from claims incurred prior to 2005. In 2004, we experienced favorable development of $2.3 million (2.6% of total net reserves) from claims incurred prior to 2004. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

Gross Loss Reserves

	At December 31, 2006
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)

Commercial auto liability	$61,777	$86,661	$34,696	$183,134
Workers’ compensation	10,668	33,199	5,198	49,065
Auto physical damage	7,761	6,002	2,362	16,125
General liability	2,493	3,416	1,601	7,510
Private passenger	3,874	1,335	959	6,168
Inland marine	514	1,896	168	2,578
Commercial multiple peril	672	229	207	1,108
Other lines	100	158	20	278

	$87,859	$132,896	$45,211	$265,966

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

Other-Than-Temporary Impairment

Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

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

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2006, we recorded no impairment adjustments. We recorded a $0.2 million impairment adjustment in 2005 and no impairment adjustments in 2004, respectively. None of the primarily fixed maturity securities that were in an unrealized loss position as of December 31, 2006, 2005 and 2004, were deemed to have any fundamental issues that would lead us to believe that they were other-than-temporarily impaired. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or book value. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

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

Fixed Maturity Portfolio.  The fair value of our fixed maturity portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturity portfolio is comprised of primarily fixed rate investments with primarily short-term and intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in an evolving mix of traditional fixed income and variable rate notes, including step-up rate and range notes, in our fixed maturity portfolio to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.

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

	December 31, 2006		December 31, 2005
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$54,614	4.8%	$24,184	4.9%
2nd Subsequent calendar year	42,741	4.8%	25,285	4.4%
3rd Subsequent calendar year	37,812	4.8%	26,373	4.4%
4th Subsequent calendar year	35,615	4.4%	27,215	4.6%
5th Subsequent calendar year	28,628	5.1%	37,732	4.5%
Thereafter	131,561	4.8%	134,064	4.8%

Total	$330,971	4.8%	$274,853	4.7%

Fair value	$327,449		$272,578

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2006, approximately 8.9% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	50
Reports of Independent Registered Public Accounting Firm	51-52
Consolidated Balance Sheets:
December 31, 2006 and 2005	53
Consolidated Statements of Income:
Years ended December 31, 2006, 2005 and 2004	54
Consolidated Statements of Shareholders’ Equity:
Years ended December 31, 2006, 2005 and 2004	55
Consolidated Statements of Cash Flows:
Years ended December 31, 2006, 2005 and 2004	56
Notes to Consolidated Financial Statements	57

“Selected Quarterly Financial Data” has been included in Note 17 to the Consolidated Financial Statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as management of National Interstate Corporation, and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2006, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2006.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

/s/ Alan R. Spachman Alan R. Spachman	/s/ Julie A. McGraw Julie A. McGraw
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
of National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with the adoption of Statement of Financial Accounting Standards No.  123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of National Interstate Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
National Interstate Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that National Interstate Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National Interstate Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, National Interstate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of National Interstate Corporation and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 9, 2007

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $332,552 and	$327,449	$272,578
$276,929, respectively)
Equity securities available-for-sale, at fair value (cost — $33,476 and $32,017, respectively)	34,095	32,196
Short-term investments, at cost which approximates fair value	22,744	7,985

Total investments	384,288	312,759
Cash and cash equivalents	22,166	7,461
Securities lending collateral	158,928	—
Accrued investment income	4,321	3,172
Premiums receivable, net of allowance for doubtful accounts of $522 and $580, respectively	77,076	53,589
Reinsurance recoverables on paid and unpaid losses	90,070	77,834
Prepaid reinsurance premiums	21,272	17,216
Deferred policy acquisition costs	15,035	11,711
Deferred federal income taxes	10,731	9,569
Property and equipment, net	18,586	11,366
Funds held by reinsurer	2,340	3,769
Other assets	1,435	14,557

Total assets	$806,248	$523,003

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$265,966	$223,207
Unearned premiums and service fees	127,723	98,661
Long-term debt	15,464	16,297
Amounts withheld or retained for account of others	27,885	19,016
Reinsurance balances payable	7,156	4,704
Securities lending obligation	158,928	—
Accounts payable and other liabilities	19,676	14,379
Commissions payable	6,347	4,730
Assessments and fees payable	3,340	2,476

Total liabilities	632,485	383,470
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,191 and 4,295 shares, respectively, in treasury	234	234
Additional paid-in capital	43,921	42,257
Retained earnings	138,450	105,826
Accumulated other comprehensive loss	(2,915)	(2,712)
Treasury shares	(5,927)	(6,072)

Total shareholders’ equity	173,763	139,533

Total liabilities and shareholders’ equity	$806,248	$523,003

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Premiums earned	$217,319	$194,397	$156,908
Net investment income	17,579	12,527	8,613
Realized gains on investments	1,193	278	1,661
Other	2,387	1,974	1,967

Total revenues	238,478	209,176	169,149
Expenses:
Losses and loss adjustment expenses	129,491	117,449	92,008
Commissions and other underwriting expense	42,671	35,741	34,201
Other operating and general expenses	11,619	9,428	6,888
Interest expense	1,522	1,421	1,610

Total expenses	185,303	164,039	134,707

Income before federal income taxes	53,175	45,137	34,442
Provision for federal income taxes	17,475	14,857	11,674

Net income	$35,700	$30,280	$22,768

Net income per common share — basic	$1.87	$1.62	$1.50

Net income per common share — diluted	$1.85	$1.60	$1.47

Weighted average of common shares outstanding — basic	19,136	18,737	15,171

Weighted average of common shares outstanding — diluted	19,302	18,975	15,480

Cash dividends per common share	$0.16	$0.08	$—

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2004	$200	$758	$54,512	$1,229	$(7,019)	$49,680
Net income			22,768			22,768
Unrealized depreciation of investment securities, net of tax benefit of $372				(690)		(690)

Comprehensive income						22,078
Issuance of 505,400 treasury shares upon exercise of stock options			(178)		703	525
Tax benefit realized from exercise of stock options		506				506

Balance at December 31, 2004	200	1,264	77,102	539	(6,316)	72,789
Net income			30,280			30,280
Unrealized depreciation of investment securities, net of tax benefit of $1,750				(3,251)		(3,251)

Comprehensive income						27,029
Proceeds from initial public offering	34	40,357				40,391
Dividends on common stock			(1,540)			(1,540)
Issuance of 175,600 treasury shares upon exercise of stock options		26	(16)		244	254
Tax benefit realized from exercise of stock options		610				610

Balance at December 31, 2005	234	42,257	105,826	(2,712)	(6,072)	139,533
Net income			35,700			35,700
Unrealized depreciation of investment securities, net of tax benefit of $109				(203)		(203)

Comprehensive income						35,497
Dividends on common stock			(3,076)			(3,076)
Issuance of 104,000 treasury shares upon exercise of stock options		341			145	486
Tax benefit realized from exercise of stock options		557				557
Stock compensation expense		766				766

Balance at December 31, 2006	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Operating activities
Net income	$35,700	$30,280	$22,768
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	303	887	396
Provision for depreciation and amortization	1,111	1,197	1,198
Net realized gains on investment securities	(1,193)	(278)	(1,661)
Deferred federal income taxes	(1,020)	(1,419)	(1,754)
Tax benefit realized from exercise of stock options	—	610	506
Stock compensation expense	766	—	—
Increase in deferred policy acquisition costs, net	(3,349)	(105)	(886)
Increase in reserves for losses and loss adjustment expenses	40,580	52,176	42,305
Increase in premiums receivable	(22,471)	(8,460)	(2,578)
Increase in unearned premiums and service fees	29,062	17,733	11,220
Decrease (increase) in interest receivable and other assets	2,062	(1,750)	(3,144)
Increase in prepaid reinsurance premiums	(4,056)	(1,026)	(1,727)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	6,986	(4,016)	6,719
Increase in amounts withheld or retained for account of others	8,566	4,105	3,935
Increase in reinsurance recoverable	(12,178)	(14,706)	(20,009)
Increase (decrease) in reinsurance balances payable	2,452	1,275	(355)
Other	2	(2)	5

Net cash provided by operating activities	83,323	76,501	56,938

Investing activities
Purchases of fixed maturities	(95,208)	(130,598)	(170,915)
Purchases of equity securities	(50,905)	(37,473)	(16,968)
Proceeds from sale of fixed maturities	1,917	17,542	44,579
Proceeds from sale of equity securities	34,643	13,467	14,726
Proceeds from maturity of investments	47,742	41,775	51,313
Additional cash paid for purchase of subsidiary	(1,246)	(11,744)	—
Cash and cash equivalents of business acquired	5,585	—	—
Purchase of building	(7,025)	—	—
Capital expenditures	(1,255)	(733)	(1,084)

Net cash used in investing activities	(65,752)	(107,764)	(78,349)

Financing activities
Proceeds from issuance of common shares	—	40,391	—
Proceeds (repayment) of note payable to affiliate	—	(15,000)	15,000
Repayment of long-term debt	(833)	(1,250)	(1,354)
Increase in securities lending collateral	(158,928)	—	—
Increase in securities lending obligation	158,928	—	—
Tax benefit realized from exercise of stock options	557	—	—
Issuance of common shares from treasury upon exercise of stock options	486	254	525
Cash dividends paid on common shares	(3,076)	(1,540)	—

Net cash (used in) provided by financing activities	(2,866)	22,855	14,171

Net increase (decrease) in cash and cash equivalents	14,705	(8,408)	(7,240)
Cash and cash equivalents at beginning of year	7,461	15,869	23,109

Cash and cash equivalents at end of year	$22,166	$7,461	$15,869

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.  Background, Basis of Presentation and Principals of Consolidation

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

The Company is a 53.2% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an initial public offering, in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share and began trading its common shares on the Nasdaq Global Market under the symbol NATL. Prior to the initial public offering, no public market existed for the common shares. Proceeds from the offering totaled approximately $40.4 million after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from the Company’s majority shareholder, Great American, and the remainder has been invested to be used in future periods for other general corporate purposes including surplus contributions to the Company’s insurance subsidiaries, as needed.

The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. The Company purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. The Company writes its insurance policies on a direct basis through NIIC, NIIC-HI and TCC. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, affiliated agencies and agent internet initiatives. The Company uses its six other agency and service subsidiaries to sell and service the Company’s insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006. Approximately 19.9% of the Company’s premiums are written in the state of California, and an additional 26.5%, collectively, in the states of Hawaii, North Carolina, Florida and Texas.

A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States, which differ in some respects from statutory accounting principles (“SAP”) permitted by state regulatory agencies (see Note 14).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, NIIC, NIIC-HI, HIL, TCC, HMG, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims, Litigation Services, LLC. Significant intercompany transactions have been eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

2.	Significant Accounting Policies

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

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized to income during the years ended December 31, 2006, 2005 and 2004 were $37.7 million, $33.5 million and $31.8 million, respectively. There were no premium deficiencies for the years ending December 31, 2006, 2005 and 2004.

Property and Equipment

Property and equipment (including electronic data processing equipment and related software) are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from 3 to 5 years for computer equipment, 20 to 40 years for buildings and improvements, and 5 to 7 years for all other property and equipment. Property and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred.

Other Assets

Other assets include prepaid expenses and amounts on deposit. At December 31, 2005, there was $11.7 million on deposit related to the acquisition of TCC on January 1, 2006.

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

Assessments

The Company has provided for estimated assessments anticipated for reported insolvencies of other insurers and other charges from regulatory organizations. Management has accrued for these liabilities as assessments are imposed or the probability of such assessments being imposed has been determined, the event obligating the Company to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-Based Compensation

The Company grants stock options to officers under the Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 9 “Stock-Based Compensation.” On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, under the modified prospective method, under which prior year amounts are not restated. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options), and the nonvested portions of prior awards, based on their calculated “fair value” at the date of grant. Beginning in 2006, all share based grants, that were granted subsequent to the Company’s February 2005 initial public offering, are recognized as compensation expense on a straight line basis over the requisite service period. The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options.

Awards granted, modified or settled prior to January 1, 2006, are accounted for in the Company’s Consolidated Financial Statements for the years ended December 31, 2005 and 2004, under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Recent Accounting Pronouncements

Accounting for Certain Hybrid Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not yet determined the impact SFAS No. 155 has on the Company’s financial statements, but expects the impact, if any, to be immaterial.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for the Company. The Company will adopt this interpretation as required and management expects the impact, if any, of the adoption of FIN 48 to be immaterial to the Company’s results of operations, financial condition and liquidity.

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

3.	Investments

The cost or amortized cost and fair value of investments in fixed maturities and preferred and common stocks are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)

December 31, 2006:
Fixed maturities:
U.S. Government and government agency obligations	$224,004	$265	$(3,691)	$220,578
State and local government obligations	44,217	160	(297)	44,080
Corporate obligations	64,331	299	(1,839)	62,791

Total fixed maturities	332,552	724	(5,827)	327,449
Equity securities:
Preferred stocks	21,484	374	(99)	21,759
Common stocks	11,992	371	(27)	12,336

Total equity securities	33,476	745	(126)	34,095
Short-term investments	22,744	—	—	22,744

Total investments	$388,772	$1,469	$(5,953)	$384,288

December 31, 2005:
Fixed maturities:
U.S. Government and government agency obligations	$190,613	$134	$(3,529)	$187,218
State and local government obligations	43,407	228	(388)	43,247
Corporate obligations	42,909	106	(902)	42,113

Total fixed maturities	276,929	468	(4,819)	272,578
Equity securities:
Preferred stocks	19,532	252	(280)	19,504
Common stocks	12,485	340	(133)	12,692

Total equity securities	32,017	592	(413)	32,196
Short-term investments	7,985	—	—	7,985

Total investments	$316,931	$1,060	$(5,232)	$312,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due one year or less	$26,550	$26,446
Due after one year through five years	161,181	159,796
Due after five years through ten years	118,064	115,981
Due after ten years	26,757	25,226

Total fixed maturities	$332,552	$327,449

Gains and losses on the sale of these investments were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Fixed maturity gain	$41	$252	$1,035
Fixed maturity losses	—	(236)	(170)
Equity security gain	1,156	429	1,052
Equity security losses	(4)	(167)	(256)

Net realized gains	$1,193	$278	$1,661

During 2006 and 2004, there were no charges to income due to declines in fair market value of fixed maturities or equity securities. In 2005, the Company recorded a charge of $0.3 million for other-than-temporary impairments. Included in the 2005 fixed maturity losses and equity security losses above are charges to income of $0.2 million and $44 thousand, respectively, representing declines in fair market value of fixed maturities and equity securities that the Company has deemed to be other-than-temporary.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and length of time that individual securities have been in a continuous unrealized loss position:

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings
	(Dollars in thousands)

December 31, 2006:
Fixed maturities:
12 months or less	$62,655	$61,964	$(691)	77
Greater than 12 months	194,392	189,256	(5,136)	162

Total fixed maturities	257,047	251,220	(5,827)	239
Equity securities:
12 months or less	4,466	4,374	(92)	11
Greater than 12 months	3,547	3,513	(34)	7

Total equity securities	8,013	7,887	(126)	18

Total fixed maturities and equity securities	$265,060	$259,107	$(5,953)	257

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair	Unrealized	Number of
	Cost	Value	Losses	Holdings

December 31, 2005:
Fixed maturities:
12 months or less	$144,241	$142,268	$(1,973)	134
Greater than 12 months	88,856	86,010	(2,846)	67

Total fixed maturities	233,097	228,278	(4,819)	201
Equity securities:
12 months or less	12,541	12,128	(413)	24
Greater than 12 months	—	—	—	—

Total equity securities	12,541	12,128	(413)	24

Total fixed maturities and equity securities	$245,638	$240,406	$(5,232)	225

At December 31, 2006, the unrealized losses on the Company’s fixed maturities portfolio were primarily caused by interest rate changes. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 99.2% of the fixed maturity unrealized losses, which is an indication of the credit quality of those investments. Approximately 33% of the fixed maturities unrealized losses related to seven structured notes, whose market value has declined because of interest rates. The Company has represented that it will hold these structured notes until recovery, which may not occur until maturity.

The 2006 unrealized losses in the equity securities were not deemed material individually or in total, and none were other-than-temporarily impaired.

At December 31, 2006, none of the securities in the table above were deemed to have any fundamental issues that would lead the Company to believe that they were other-than-temporarily impaired. The Company has the intent and ability to hold the fixed-maturity securities that are adversely impacted by interest rates, to recovery, and will do so, as long as the securities continue to remain consistent with the Company’s investment strategy. If the Company’s strategy was to change or these securities were determined to be other-than temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Investment income:
Fixed maturities	$14,116	$10,520	$7,582
Equity securities	1,396	1,026	717
Other	2,166	1,109	422

Total investment income	17,678	12,655	8,721
Investment expense	(99)	(128)	(108)

Net investment income	$17,579	$12,527	$8,613

At December 31, 2006 and 2005, the carrying value of all deposits with state insurance departments was $14.2 million and $10.4 million respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Securities Lending

In August 2006, the Company entered into a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, generating investment income, net of applicable fees. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on its balance sheet. At December 31, 2006 the amount of collateral held was $158.9 million and the market value of securities lent plus accrued interest was $155.7 million. The securities loaned remain a recorded asset of the Company.

5.	Property and Equipment

The following is a summary of the major classes of property and equipment:

	December 31,
	2006	2005
	(Dollars in thousands)

Land and building	$18,308	$11,164
Machinery and equipment	270	—
Data processing equipment and software	7,173	6,417
Office furniture and leasehold improvement	1,195	1,165
Automobiles	315	237

	27,261	18,983
Accumulated depreciation and amortization	(8,675)	(7,617)

Total net property and equipment	$18,586	$11,366

In October 2006, NIIC purchased for $7.0 million an office building adjacent to the Company’s headquarters in Richfield, Ohio. Approximately 80% of the building is currently leased to tenants and the remaining 20% is available for use by the Company. The building was purchased short-term as an investment and long-term for growth expansion. The Company recorded a depreciation expense for the years ended December 31, 2006, 2005 and 2004 of $1.1 million.

6.	Leases and Rent Expense

The Company conducts operations from the headquarters building and adjacent building it owns in Richfield, Ohio. A portion of the original building is being leased to a tenant through 2009, without any renewal options available. The scheduled future minimum revenues under the terms of this non-cancellable lease, through the end of the lease term are $1.3 million. A portion of the office building adjacent to the Company’s headquarters is being leased to two tenants through 2011 and 2012, respectively. The scheduled future minimum revenues under the terms of these leases for each tenant at December 31, 2006 are $3.4 million and $3.2 million, respectively.

The Company uses office facilities in four other locations under leases, which expire through 2010. Minimum future operating lease obligations for these leases at December 31, 2006 total $0.6 million and are as follows: 2007 — $0.2 million; 2008 — $0.2 million; 2009 — $0.1 million; and 2010 — $0.1 million.

Total rental expense (which includes utilities where charged by lessor) charged to operations for the years ended December 31, 2006, 2005 and 2004 were $0.4 million, $0.3 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-term Debt

Long-term debt consisted of the following at:

	December 31,
	2006	2005
	(Dollars in thousands)

Junior subordinated debentures	$15,464	$15,464
Term note payable to bank	—	833

Total notes payable and long-term debt	$15,464	$16,297

In May 2003, the Company formed a business trust that issued mandatorily redeemable preferred capital securities (capital securities). The trust loaned the $15.5 million in proceeds from the issuance of its capital securities and common equity to the Company in the form of debentures. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (5.37% at December 31, 2006 and 4.41% at December 31, 2005) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. The Company has the right to redeem its debentures, in whole or in part, on or after May 23, 2008. In accordance with FASB Interpretation No. 46(R), (and related amendments and interpretations) Consolidation of Variable Interest Entities, the Company determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, did not consolidate the trust with the Company. To the extent the trust does not have funds available to make payments, as guarantor, the Company unconditionally guarantees payment of required distributions on the capital securities, the redemption price when the capital security is redeemed, and amounts due if the trust is liquidated or terminated. The Company recorded its equity interest in the trust as a common stock investment.

The line of credit of $2.0 million (unused at December 31, 2006 and 2005) bears interest at the lending institution’s prime rate (8.25% at December 31, 2006 and 7.25% at December 31, 2005) less 50 basis points and requires an annual commitment fee of $1. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. In addition, the Company has agreed to refrain from assigning, conveying or otherwise transferring any security interest in the common shares of NIIC.

In August 2006, our unsecured four-year term loan matured and the balance was paid off.

Interest paid during the year ended December 31, 2006, 2005 and 2004 was $1.4 million $1.3 million and $1.4 million, respectively.

Scheduled maturities for all long-term debt as of December 31, 2006 are $15.5 million in 2033.

8.	Income Taxes

Federal income tax expense (benefit) was as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Current federal income tax provision	$18,527	$16,788	$13,428
Deferred federal income tax benefit	(1,052)	(1,931)	(1,754)

	$17,475	$14,857	$11,674

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rates of 35% are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Expected statutory rate	35%	35%	35%

Expected federal income tax expense at statutory rate	$18,611	$15,798	$12,055
Tax effect of tax exempt investment income	(729)	(623)	(302)
Tax effect of HMG operations	(894)	—	—
Other items, net	487	(318)	(79)

	$17,475	$14,857	$11,674

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred Tax Assets:
Unearned premiums	$7,492	$5,699
Unpaid losses and LAE expenses	5,885	5,091
Assignments and assessments	889	517
Unrealized losses on investments	1,570	1,460
Other, net	819	998

Total deferred tax assets	16,655	13,765
Deferred Tax Liabilities:
Deferred policy acquisition costs	(5,262)	(4,099)
Other, net	(662)	(97)

Total deferred tax liabilities	(5,924)	(4,196)

Net deferred income tax assets	$10,731	$9,569

Federal income taxes paid for 2006, 2005 and 2004 were $14.4 million, $18.2 million and $11.6 million, respectively. Management has reviewed the recoverability of the deferred tax asset and believes the amount to be recoverable against future earnings.

9.	Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost for stock options was reflected in net income for 2005 or 2004, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

methodology used for all options granted since the Company’s initial public offering in 2005. The Company has adopted SFAS No. 123(R) using the modified prospective method for awards issued subsequent to the Company’s initial public offering, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. The Company has adopted SFAS No. 123(R) using the prospective method for awards issued prior to the Company’s initial public offering. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense with the Other Operating and General Expenses in the consolidated statements of income.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $0.8 million and $0.7 million lower, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.03 lower than if the Company had continued to account for share-based compensation under Opinion 25.

The following table illustrates the effect on the prior year’s net income and earnings per share if expense had been measured using the fair value recognition provisions for all outstanding and unvested awards prior to the adoption of SFAS 123(R). The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005. All options granted prior to the Company’s initial public offering in 2005 were valued using the minimum value option pricing model, therefore the pro forma disclosure and related weighted-average assumptions for 2004 has been excluded.

Year Ended December 31,
2005
(Dollars in thousands,
except per share)

Net income, as reported	$30,280
Less: Stock-based employee compensation expense determined under fair value based method for all awards,net of related tax effects	1,186

Proforma net income	$29,094

Earnings per share:
Basic — as reported	$1.62

Basic — proforma	1.55

Diluted — as reported	1.60

Diluted — proforma	1.54

Options to acquire the Company’s shares are granted to officers of the Company under the Long Term Incentive Plan (“LTIP”). At December 31, 2006, there were 1,058,997 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 665,000 shares were outstanding. Treasury shares are used to fulfill the options exercised. Options typically vest pursuant to the terms of a written grant agreement and expire no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2006
	Total Options Outstanding
		Weighted	Weighted	Weighted
		Average	Average	Average
		Exercise	Fair	Remaining
	Shares	Price	Value	Contractual Term

Options outstanding, beginning of year	785,000	$12.43	$5.58
Forfeited	(116,000)	12.85	5.98
Exercised	(104,000)	4.67	2.16
Granted	100,000	22.13	8.71

Options outstanding, end of year	665,000	$15.03	$6.51	8.1 years

Options exercisable, end of year	65,200	$10.09	$4.85	7.0 years

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. The Company uses the SEC’s simplified method of calculating expected term with the grants made in 2006. The fair value of options granted were computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2006	2005

Risk-free interest rate	4.7%	4.2%
Expected option life	6.7 years	9.0 years
Expected stock price volatility	29.6%	31.0%
Dividend yield	0.3%	0.3%
Weighted average fair value of options granted during period	$8.71	$7.18

The aggregate intrinsic value of all options outstanding at December 31, 2006 was $6.2 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2006 was $0.9 million. The intrinsic value of options exercised during the year ended December 31, 2006 was $1.7 million. The total fair value of shares vested during the year ended December 31, 2006 was $0.5 million.

The remaining compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is $2.8 million. Compensation expense is expected to be recognized in years following 2006 as follows (Dollars in thousands):

2007	$784
2008	784
2009	784
2010	428
2011	61

10.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

11.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share)

Net income	$35,700	$30,280	$22,768
Weighted average shares outstanding during period	19,136	18,737	15,171
Additional shares issuable under employee common stock option plans using treasury stock method	166	238	309

Weighted average shares outstanding assuming exercise of stock option	19,302	18,975	15,480

Net income per share:
Basic	$1.87	$1.62	$1.50
Diluted	1.85	1.60	1.47

For the years ended December 31, 2006 and 2005 there were 285,000 and 215,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive. No options were anti-dilutive for the year ended December 31, 2004.

12.	Premiums, Reinsurance and Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks.

The table below summarizes the reinsurance balance and activity for business written by Great American and assumed by NIIC:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Written premiums assumed	$4,533	$3,733	$4,333
Assumed premiums earned	4,024	3,921	5,424
Assumed losses and loss adjustment expense incurred	5,527	3,028	5,093
Payable to Great American as of year end	884	720	932
Service fee expense	192	134	306

The Company also cedes premiums through reinsurance agreements with non-affiliated reinsurers as well as Great American to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded with non-affiliate reinsurers were $31.7 million, $24.9 million and $23.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Ceded losses and loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment expense recoveries recorded with Great American were $2.8 million, $14 thousand and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

In addition, NIIC is a party to a reinsurance agreement with Validus Reinsurance, Ltd. The total amount ceded under this agreement was $0.3 million in 2006 and the contract terms were negotiated on an arms-length basis. Validus Reinsurance, Ltd. is a subsidiary of Validus Holdings, Ltd., whose chief financial officer Mr. Joseph E. (Jeff) Consolino became a director and Audit Committee Chairman of the Company in 2006.

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
			(Dollars in thousands)

Direct	$294,029	$264,158	$254,588	$237,639	$210,696	$197,502
Assumed	11,475	12,669	15,448	14,638	14,288	16,341
Ceded	(63,588)	(59,508)	(58,930)	(57,880)	(58,565)	(56,935)

Net premium	$241,916	$217,319	$211,106	$194,397	$166,419	$156,908

As of December 31, 2006, the Company had reinsurance recoverables (including prepaid reinsurance premiums) due from the following reinsurers that exceeded 3.0% of consolidated shareholders’ equity:

	December 31,	A.M. Best
	2006	Rating
	(Dollars in thousands)

Platinum Underwriters Reinsurance, Inc.	$34,280	A
Motors Ins Corp	16,068	A−
TRAX Insurance Ltd.	10,671	—
Berkley Insurance Company	9,529	A
Great American Insurance Company	8,204	A
General Reinsurance	6,570	A++

Subtotal	85,322
All other reinsurers	26,020

Total	$111,342

Reinsurance receivable on paid and unpaid losses	$90,070
Prepaid reinsurance premiums	21,272

	$111,342

Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

13.	Unpaid Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and loss adjustment expenses, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$151,444	$111,644	$86,740
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	136,944	122,684	94,263
Prior years	(7,453)	(5,235)	(2,255)

	129,491	117,449	92,008
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	47,183	40,600	37,488
Prior years	51,901	37,049	29,616

	99,084	77,649	67,104
Reserve for losses and LAE, net of related reinsurance recoverables, end of year	181,851	151,444	111,644
Reinsurance recoverables on unpaid losses and LAE, at end of year	84,115	71,763	59,387

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$265,966	$223,207	$171,031

The foregoing reconciliation shows decreases of $7.5 million, $5.2 million and $2.3 million in the years ended December 31, 2006, 2005 and 2004, respectively, representing favorable development in claims incurred in years prior to 2006, 2005 and 2004, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported losses (“IBNR”) for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors, and industry data extrapolated from other insurers writing similar lines of business.

14.	Statutory Accounting Principles

The insurance company subsidiaries report to the various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. These principles as applied to the insurance subsidiaries of the Company differ principally from GAAP as follows:

•	Under SAP, investment grade fixed maturities are carried at amortized cost, while under GAAP “available for sale” fixed maturities are recorded at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Under SAP, policy acquisition costs, such as commissions, premium taxes, fees and other costs of underwriting policies, are charged to current operations as incurred, while under GAAP, such costs are deferred and amortized on a pro rata basis over the policy period.

•	Under SAP, certain assets (such as property and equipment) designated as “non-admitted” are charged directly to surplus.

•	Under SAP, net deferred income tax assets are recorded as assets following the application of certain criteria, with the resulting admitted deferred tax asset credited directly to surplus.

•	Under SAP, receivables are non-admitted based on certain aging criteria.

•	Under SAP, the costs and related recoverables for guaranty funds and other assessments are recorded based on management’s estimate of the ultimate liability, while under GAAP such costs are accrued when the liability is probable and reasonably estimable and the related recoverable amount is based on future premium collections.

The statutory capital and surplus and statutory net income of NIIC, NIIC-HI and TCC were as follows as of the dates provided:

	As of and for the Year
	Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

NIIC statutory capital and surplus	$148,266	$122,825	$92,320
NIIC statutory net income	26,579	29,311	20,450
NIIC-HI statutory capital and surplus	8,736	8,361	8,032
NIIC-HI statutory net income	230	332	174
TCC statutory capital and surplus	13,671	N/A	N/A
TCC statutory net income	703	N/A	N/A

N/A — NIIC acquired TCC effective January 1, 2006; therefore statutory capital and surplus and statutory net income is not applicable to 2005 or 2004.

The statutory capital and surplus of NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greatest of 10% of prior year surplus or net income is $26.6 million. NIIC-HI’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $0.2 million. Prior to NIIC’s purchase of TCC, as part of its voluntary runoff agreement, TCC agreed to not pay any dividends, or make other distributions of surplus, without the prior approval of the Department.

NIIC paid dividends of $3.0 million to the Company in 2006 and did not pay any dividends in 2005. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5.0 million and each of the insurance companies subsidiaries must meet minimum Risk Based Capital (“RBC”) levels. At December 31, 2006 NIIC, NIIC-HI and TCC exceeded the minimum RBC levels.

15.	Commitments and Contingencies

We are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and loss adjustment expense reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

Our insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed, or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. We have established loss and loss adjustment expense reserves for lawsuits as to which we have determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, we believe that our reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on our financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by us for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on our financial condition, cash flows and results of operations.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At December 31, 2006 and 2005, the liability for such assessments was $3.3 million and $2.5 million, respectively, and will be paid over several years as assessed by the various state funds.

16.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Revenue:
Premiums earned:
Alternative Risk Transfer	$75,712	$60,223	$36,499
Transportation	71,682	70,502	70,973
Specialty Personal Lines	46,445	38,561	28,377
Hawaii and Alaska	15,257	14,855	15,042
Other	8,223	10,256	6,017

Total premiums earned	217,319	194,397	156,908
Net investment income	17,579	12,527	8,613
Realized gains on investments	1,193	278	1,661
Other	2,387	1,974	1,967

Total revenues	$238,478	$209,176	$169,149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2006 and 2005:

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
	(Dollars in thousands)

2006
Revenues	$55,061	$57,390	$61,932	$64,095	$238,478
Net income	8,726	9,003	6,543	11,428	35,700
Net income per share — basic(1)	0.46	0.47	0.34	0.60	1.87
Net income per share — diluted(1)	0.45	0.47	0.34	0.59	1.85
2005
Revenues	$46,467	$50,161	$56,781	$55,767	$209,176
Net income	7,155	6,955	8,248	7,922	30,280
Net income per share — basic(1)	0.40	0.37	0.43	0.42	1.62
Net income per share — diluted(1)	0.39	0.36	0.43	0.41	1.60

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 44 and 46, respectively, is incorporated herein by reference.

ITEM 9B	Other Information

Employment Agreement with Mr. Spachman

On March 12, 2007, we entered into an employment agreement with Alan R. Spachman pursuant to which he agreed to serve initially as our Chief Executive Officer, devoting a substantial portion of his efforts to an orderly transition of his duties to his eventual successor as Chief Executive Officer, and, after we appoint his successor, as a senior advisor to us. We have agreed to employ Mr. Spachman in these capacities through the second anniversary of the date on which we appoint his successor, or, if earlier, through December 31, 2009.

While serving as our Chief Executive Officer, Mr. Spachman will focus on strategic opportunities, his public company responsibilities and the implementation of succession planning for our next Chief Executive Officer. While serving as a senior advisor under his employment agreement, Mr. Spachman will perform such duties and have such responsibilities as he and our Board of Directors may mutually agree and will be entitled to engage in other activities, including part-time employment by another employer.

The agreement also subjects Mr. Spachman to non-competition and non-solicitation covenants. If Mr. Spachman does become involved in the property and casualty insurance business, he must give us 60 days prior notice and give us a reasonable opportunity to consider possible relationships with the new business venture. We will enter into any such relationship only after arms-length negotiations between us and Mr. Spachman and only with the approval of a special committee of our Board of Directors and ultimately, the Audit Committee of our Board of Directors. The special committee and the Audit Committee have already approved a term sheet outlining the essential terms of Mr. Spachman’s venture in low-value dwelling property insurance in the State of Texas.

Under the agreement, we will pay to Mr. Spachman base salary of $330,000 per year, a guaranteed bonus equal to 100% of his base salary and an amount in payment for all accrued but unused vacation time through December 31, 2006. We will also provide certain perquisites to Mr. Spachman during the term of the agreement (car allowance, standard office perquisites, and country club dues) and continue Mr. Spachman’s participation in our Long Term Incentive Plan and certain benefit plans in effect from time to time during the term of his employment. Mr. Spachman will not be eligible to participate in our Management Bonus Program for accident year 2007 or any later year. For purposes of determining Mr. Spachman’s right to receive bonuses under our Management Bonus Plan for accident years before 2007, we will, unless we terminate his employment for cause, consider Mr. Spachman to be actively employed through the scheduled date of payment of such bonuses.

We will pay the compensation and benefits described above throughout the full scheduled term of the agreement if we terminate Mr. Spachman’s employment without cause or if he terminates his employment for good reason (as defined in the agreement). If Mr. Spachman dies or becomes disabled during the term of the agreement, any payments remaining under the agreement will be made to him or his estate. Under any of these scenarios, all of Mr. Spachman’s unvested stock options will become fully vested and exercisable as of the date of termination.

Employment Agreement with Mr. Michelson

On March 12, 2007, we entered into an employment agreement with David W. Michelson pursuant to which he agreed to serve as our President and Chief Operating Officer. At the same time, we granted to Mr. Michelson a Stock Bonus Award of 5,104 common shares plus cash to pay for related taxes and a Restricted Shares Award with respect to 22,500 common shares, one third of which will vest on January 1 of each of 2008, 2009 and 2010.

The initial term of Mr. Michelson’s employment agreement is from January 1, 2007 through January 2, 2009, after which the term will continue unless and until one party gives the other 90 days advance written notice of termination. The agreement provides for a base salary of $300,000 per year at the outset, to be raised to $375,000 per year on January 1, 2008 or, if earlier, the date on which Mr. Michelson becomes our Chief Executive Officer. Mr. Michelson is eligible to receive a bonus equal to 100% of his base salary in accordance with the terms of our Management Bonus Plan. The agreement provides for certain perquisites during its term (car allowance and standard office perquisites), paid time off, and participation by Mr. Michelson in our Long Term Incentive Plan and benefit plans in effect from time to time. The agreement also subjects Mr. Michelson to non-competition and non-solicitation covenants.

If Mr. Michelson’s employment is terminated by us without cause, upon Mr. Michelson’s death or disability, or by Mr. Michelson for good reason (as defined in the agreement), we will pay and provide to Mr. Michelson (1) his base salary at the rate in effect immediately before the termination through the last to occur of the January 2, 2009 or the first anniversary of his termination date, (2) prior year bonuses as if he was actively employed through the scheduled date of payment, (3) a pro rata portion of any bonus he would have received under the Management Bonus Plan had his employment continued through the year of termination, (4) continued participation in our benefit plans through January 2, 2009 and (5) full vesting of any unvested stock options.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer (“Code of Ethics and Conduct”) is posted free of charge in the Corporate Governance section of our website (www.NationalInterstate.com). We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics and Conduct in the Corporate Governance section of our website.

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

PART IV

ITEM 15  Exhibits and Financial Statement Schedules

(A) The following documents are filed as part of this report:

1. The Financial Statements listed in the accompanying index on page 49 are filed as part of this report.

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

		Page/Filing
Schedule	Description	Basis

Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	80
Schedule III	Supplementary Insurance Information	83
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	84
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(7)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan	(1)
10.2	Deferred compensation Plan	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company, and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Amended and Restated Declaration of Trust of National Interstate Capital Trust I dated as of May 22, 2003	(1)
10.6	Indenture dated as of May 22, 2003 with National Interstate Corporation as Issuer and Wilmington Trust Company as Trustee	(1)
10.7	Promissory Note dated June 23, 2004 to Great American Insurance Company from National Interstate Corporation	(1)
10.8	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.9	Promissory Note dated December 31, 1998 to National Interstate Corporation from Alan R. Spachman	(1)
10.10	Term Loan Agreement dated August 28, 2002 between KeyBank National Association and National Interstate Corporation	(1)
10.11	Master Demand Promissory Note dated August 28, 2002 to KeyBank National Association from National Interstate Corporation	(1)
10.12	Stock Purchase Agreement between Triumphe Insurance Holdings LLC and National Interstate Insurance Company, date as of September 30, 2005	(5)
10.13	Employee Retention Agreement dated January 1, 1997, as amended February 8, 2006	(6)
10.14	National Interstate Corporation Management Bonus Plan	(8)
10.15	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and Alan R. Spachman
10.16	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson
10.17	Restriced Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson
10.18	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson
14.1	Code of Ethics and Conduct	(4)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Description	Filing Basis

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Three “Investments”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Premiums, Reinsurance and Transactions with Related Parties”

(4)	This exhibit is incorporated by reference to our 2004 Form 10-K filed March 28, 2005

(5)	This exhibit is incorporated by reference to our Form 10-Q filed November 11, 2005

(6)	This exhibit is incorporated by reference to our Form 8-K filed February 13, 2006

(7)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses”

(8)	This exhibit is incorporated by reference to our Form 10-Q filed November 7, 2006

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	per share data)

ASSETS
Investment in subsidiaries	$169,990	$136,090
Investments:
Fixed maturities available-for-sale, at fair value (cost of $16,518 and $18,914, respectively)	16,131	18,621
Equities available-for-sale, at fair value (cost of $1,133 and $2,509, respectively)	1,147	2,518
Short-term investments, at cost which approximates fair value	4,370	1,150

Total investments	21,648	22,289
Receivable from subsidiary	689	710
Cash	373	836
Property and equipment — net	899	801
Other assets	518	695

Total assets	$194,117	$161,421

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Long-term debt	$15,464	$16,297
Other liabilities	4,890	5,591

Total liabilities	20,354	21,888
Shareholders’ equity
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,191 and 4,295 shares,
respectively in treasury	234	234
Additional paid-in capital	43,921	42,257
Retained earnings	138,450	105,826
Accumulated other comprehensive loss	(2,915)	(2,712)
Treasury shares	(5,927)	(6,072)

Total shareholders’ equity	173,763	139,533

Total liabilities and shareholders’ equity	$194,117	$161,421

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31
	2006	2005	2004
	(In thousands)

Revenues:
Fees from subsidiaries	$10,862	$11,106	$8,334
Net investment income	1,026	930	4
Realized gains on investments	13	16	—

Total revenues	11,901	12,052	8,338
Expenses:
General and administrative expenses	11,721	11,178	8,195
Interest expense	1,522	1,421	1,610

Total expenses	13,243	12,599	9,805

Loss before income taxes and equity inundistributed income of subsidiaries	(1,342)	(547)	(1,467)
Income tax benefit	(470)	(191)	(221)

Loss before equity in undistributed income of subsidiaries	(872)	(356)	(1,246)
Equity in undistributed income of subsidiaries, net of tax	36,572	30,636	24,014

Net income	$35,700	$30,280	$22,768

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net income	$35,700	$30,280	$22,768
Adjustments to reconcile net income to cash provided by (used in) operating activities	(35,612)	(29,368)	(23,766)

Net cash provided by (used in) operating activities	88	912	(998)
Investing Activities
Capital contributions to subsidiaries	(788)	—	(15,000)
Distributions from subsidiaries	3,000	—	2,100
Purchases of investments	(3,249)	(27,810)	—
Proceeds from sale or maturity of investments	3,768	5,213	—
Purchases of property and equipment	(416)	(338)	(480)

Net cash provided by (used in) investing activities	2,315	(22,935)	(13,380)
Financing Activities
Proceeds from issuance of common shares	—	40,391	—
(Repayment) proceeds of note payable to affiliate	—	(15,000)	15,000
Repayment of long-term debt	(833)	(1,250)	(1,354)
Issuance of common shares from treasury upon exercise of stock options	486	254	525
Cash dividends paid on common shares	(3,076)	(1,540)	—
Tax benefit realized from exercise of stock option	557	—	—

Net cash (used in) provided by financing activities	(2,866)	22,855	14,171
Net increase (decrease) in cash	(463)	832	(207)
Cash at beginning of year	836	4	211

Cash at end of year	$373	$836	$4

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Liability for					Amortization
	Deferred	Unpaid Losses				Losses and	of Deferred
	Policy	and Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2006	$15,035	$265,966	$127,723	$217,319	$17,579	$129,491	$37,674	$4,997	$241,916
Year ended December 31, 2005	11,711	223,207	98,661	194,397	12,527	117,449	33,455	2,286	211,106
Year ended December 31, 2004	11,606	171,031	80,928	156,908	8,613	92,008	31,811	2,390	166,419

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(1)	Period
	(In thousands)

Year ended December 31, 2006
Premiums in course of collection	$580	$151	$—	$209	$522
Year ended December 31, 2005
Premiums in course of collection	361	635	—	416	580
Year ended December 31, 2004
Premiums in course of collection	424	—	—	63	361

(1)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

By:	/s/ ALAN R. SPACHMAN
Name: Alan R. Spachman

Title:	Chairman of the Board and Chief Executive Officer

Signed: March 14, 2007

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/ ALAN R. SPACHMAN Alan R. Spachman		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

/s/ JULIE A. MCGRAW Julie A. McGraw		Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ JOSEPH E. CONSOLINO* Joseph E. Consolino		Director	March 14, 2007

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.		Director	March 14, 2007

/s/ GARY J. GRUBER* Gary J. Gruber		Director	March 14, 2007

/s/ KEITH A. JENSEN* Keith A. Jensen		Director	March 14, 2007

/s/ JAMES C. KENNEDY* James C. Kennedy		Director	March 14, 2007

/s/ DONALD D. LARSON* Donald D. Larson		Director	March 14, 2007

/s/ JOEL SCHIAVONE* Joel Schiavone		Director	March 14, 2007

* By	Paul F. Haffner, attorney-in-fact