Form 10-Q
period 2007-03-31
National Interstate CORP
filed 2007-05-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of May 1, 2007 was 19,211,106.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $350,054 and $332,552, respectively)	$346,211	$327,449
Equity securities available-for-sale, at fair value (cost — $43,718 and $33,476, respectively)	44,375	34,095
Short-term investments, at cost which approximates fair value	26,130	22,744

Total investments	416,716	384,288
Cash and cash equivalents	18,990	22,166
Securities lending collateral	175,641	158,928
Accrued investment income	4,437	4,321
Premiums receivable, net of allowance for doubtful accounts of $570 and $522, respectively	119,063	77,076
Reinsurance recoverables on paid and unpaid losses	98,247	90,070
Prepaid reinsurance premiums	38,645	21,272
Deferred policy acquisition costs	18,624	15,035
Deferred federal income taxes	9,835	10,731
Property and equipment, net	18,806	18,586
Funds held by reinsurer	2,129	2,340
Other assets	1,996	1,435

Total assets	$923,129	$806,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$284,344	$265,966
Unearned premiums and service fees	172,154	127,723
Long-term debt	15,464	15,464
Amounts withheld or retained for account of others	30,582	27,885
Reinsurance balances payable	25,137	7,156
Securities lending obligation	175,641	158,928
Accounts payable and other liabilities	22,412	19,676
Commissions payable	8,741	6,347
Assessments and fees payable	3,902	3,340

Total liabilities	738,377	632,485

Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares including 4,163 and 4,191 shares, respectively, in treasury	234	234
Additional paid-in capital	44,528	43,921
Retained earnings	147,949	138,450
Accumulated other comprehensive loss	(2,071)	(2,915)
Treasury shares	(5,888)	(5,927)

Total shareholders’ equity	184,752	173,763

Total liabilities and shareholders’ equity	$923,129	$806,248

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue:
Premiums earned	$60,290	$50,315
Net investment income	5,145	3,899
Realized gains on investments	65	370
Other	865	477

Total revenues	66,365	55,061
Expenses:
Losses and loss adjustment expenses	35,533	29,896
Commissions and other underwriting expense	11,401	8,765
Other operating and general expenses	3,791	2,793
Interest expense	382	364

Total expenses	51,107	41,818

Income before federal income taxes	15,258	13,243
Provision for federal income taxes	4,791	4,517

Net income	$10,467	$8,726

Net income per common share — basic	$0.55	$0.46

Net income per common share — diluted	$0.54	$0.45

Weighted average of common shares outstanding — basic	19,174	19,101

Weighted average of common shares outstanding — diluted	19,341	19,253

Cash dividends per common share	$0.05	$0.04

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			10,467			10,467
Unrealized appreciation of investment securities, net of tax expense of $454				844		844

Comprehensive income						11,311
Dividends on common stock			(968)			(968)
Issuance of 28,212 treasury shares upon exercise of stock options and stock award grants		171			39	210
Tax benefit realized from exercise of stock options		166				166
Stock compensation expense		270				270

Balance at March 31, 2007	$234	$44,528	$147,949	$(2,071)	$(5,888)	$184,752

Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			8,726			8,726
Unrealized depreciation of investment securities, net of tax benefit of $1,084				(2,013)		(2,013)

Comprehensive income						6,713
Dividends on common stock			(770)			(770)
Issuance of 59,000 treasury shares upon exercise of stock options		100			82	182
Tax benefit realized from exercise of stock options		346				346
Stock compensation expense		213				213

Balance at March 31, 2006	$234	$42,916	$113,782	$(4,725)	$(5,990)	$146,217

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$10,467	$8,726
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	65	38
Provision for depreciation and amortization	305	292
Net realized gains on investment securities	(65)	(370)
Deferred federal income taxes	442	—
Stock compensation expense	270	213
Increase in deferred policy acquisition costs, net	(3,589)	(2,689)
Increase in reserves for losses and loss adjustment expenses	18,378	11,548
Increase in premiums receivable	(41,987)	(40,923)
Increase in unearned premiums and service fees	44,431	44,303
(Increase) decrease in interest receivable and other assets	(488)	1,104
Increase in prepaid reinsurance premiums	(17,373)	(15,224)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	5,692	3,119
Increase in amounts withheld or retained for account of others	2,697	1,742
Increase in reinsurance recoverable	(8,177)	(4,932)
Increase in reinsurance balances payable	17,981	18,186
Other	50	(1)

Net cash provided by operating activities	29,099	25,132

Investing activities
Purchases of fixed maturities	(54,280)	(39,662)
Purchases of equity securities	(14,808)	(17,785)
Proceeds from sale of fixed maturities	—	997
Proceeds from sale of equity securities	1,210	11,985
Proceeds from maturity of investments	36,748	16,088
Additional cash paid for purchase of subsidiary	—	(1,246)
Cash and cash equivalents of business acquired	—	5,585
Capital expenditures	(553)	(364)

Net cash used in investing activities	(31,683)	(24,402)

Financing activities
Repayment of long-term debt	—	(312)
Increase in securities lending collateral	(16,713)	—
Increase in securities lending obligation	16,713	—
Tax benefit realized from exercise of stock options	166	346
Issuance of common shares from treasury upon exercise of stock options	210	182
Cash dividends paid on common shares	(968)	(770)

Net cash used in financing activities	(592)	(554)

Net (decrease) increase in cash and cash equivalents	(3,176)	176
Cash and cash equivalents at beginning of period	22,166	7,461

Cash and cash equivalents at end of period	$18,990	$7,637

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with the instructions to Form 10-Q, which differ in some respects from statutory accounting principles permitted by state regulatory agencies.
The consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC. Significant intercompany transactions have been eliminated.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its result of operations, financial condition and liquidity.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact SFAS No. 157 will have on its financial statements, but expects the impact, if any, to be immaterial.
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There is no impact of this interpretation on the Company’s results of operations, financial condition and liquidity for the three months ended March 31, 2007.

The Company has recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2003. The Company is no longer subject to state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.
3. Shareholders’ Equity
The Company grants options and other awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2007, there were 1,008,488 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 642,300 shares were outstanding. In March 2007, the Company granted a restricted stock award and stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123), Accounting for Stock-Based Compensation, which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology used for all options granted since the Company’s initial public offering in 2005 for purposes of its footnote disclosures required under SFAS No. 123. The Company has adopted SFAS No. 123(R) using the modified prospective method for awards issued subsequent to the Company’s initial public offering, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. The Company has adopted SFAS No. 123(R) using the prospective method for awards issued prior to the Company’s initial public offering. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.
For the three months ended March 31, 2007 and 2006, the Company recognized a stock compensation expense related to SFAS 123(R) of $0.2 million and a related income tax benefit of approximately $30,000. The Company also recognized a compensation expense of $0.2 million related to the stock bonus award and restricted stock award in the first quarter of 2007. All stock compensation expenses are included in the “Other operating and general expenses” line item of the Company’s Consolidated Statements of Income.
The Company paid a dividend of $0.05 and $0.04 per common share for the three months ended March 31, 2007 and 2006, respectively.
4. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2007, Great American owned 53.1% of the outstanding shares of the Company. Great American is a wholly-owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of public transportation risks. The Company cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Written premiums assumed	$1,672	$1,111
Assumed premiums earned	1,203	973
Assumed losses and loss adjustment expense incurred	1,006	1,137
Ceded losses and loss adjustment expense recoveries	930	963
Payable to Great American as of quarter end	294	551

Great American, or its parent American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
5. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2007		2006
	Written	Earned	Written	Earned
	(Dollars in thousands)
Direct	$118,212	$73,871	$106,131	$61,504
Assumed	2,718	2,749	3,407	3,171
Ceded	(33,702)	(16,330)	(30,131)	(14,360)

Net Premium	$87,228	$60,290	$79,407	$50,315

The Company cedes premiums through reinsurance agreements with non-affiliated reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2007 and 2006 were $6.0 million and $7.4 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
6. Commitments and Contingencies
The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and loss adjustment expense reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
The Company’s insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed, or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although the Company is vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. The Company has established loss and loss adjustment expense reserves for lawsuits as to which it has been determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, the Company believes that the reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on its financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on its financial condition, cash flows and results of operations.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At March 31, 2007 and December 31, 2006, the liability for such assessments was $3.9 million and $3.3 million, respectively, and will be paid over several years as assessed by the various state funds.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share)
Net income	$10,467	$8,726
Weighted average shares outstanding during period	19,174	19,101
Additional shares issuable under employee common stock option plans using treasury stock method	167	152

Weighted average shares outstanding assuming exercise of stock options	19,341	19,253

Net income per share:
Basic	$0.55	$0.46
Diluted	$0.54	$0.45
For the quarter ended March 31, 2007 and 2006 there were 165,265 and 279,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive.
8. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternate Risk Transfer	$23,845	$15,928
Transportation	18,064	17,860
Specialty Personal Lines	12,103	10,828
Hawaii and Alaska	4,048	3,220
Other	2,230	2,479

Total Premiums Earned	60,290	50,315
Net investment income	5,145	3,899
Realized gains on investments	65	370
Other	865	477

Total revenues	$66,365	$55,061

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
General
We underwrite and sell traditional and alternative risk transfer property and casualty insurance products to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles, commercial vehicles and watercraft throughout the United States.
As of March 31, 2007, Great American Insurance Company (“Great American”) owned 53.1% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. Effective January 1, 2006, NIIC purchased TCC, a Pennsylvania domiciled company, which holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.

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
We derive our revenues primarily from premiums generated by our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), commissions and other underwriting expenses, and other operating and general expenses.
Our net earnings for the first quarter of 2007 increased approximately 20.0% to $10.5 million or $0.54 per share (diluted), compared to $8.7 million or $0.45 per share (diluted) for the first quarter of 2006. Several factors contributed to the increase in net earnings, including a continued growth in earned premium of $10.0 million and an increase in net investment income of $1.2 million. A reduction in our effective tax rate of 2.7 percentage points during the first quarter of 2007 compared to the same period in 2006 also contributed to the increase in net earnings. Partially offsetting the increase to earnings was an increase in our combined ratio of 1.3 percentage points, due to a slightly higher expense ratio (see Underwriting and Loss Ratio Analysis section for further discussion).
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$76,710	63.4%	$70,064	64.0%
Transportation	21,875	18.1%	18,519	16.9%
Specialty Personal Lines	14,936	12.4%	13,773	12.6%
Hawaii and Alaska	6,154	5.1%	5,743	5.2%
Other	1,255	1.0%	1,439	1.3%

Gross premiums written	$120,930	100.0%	$109,538	100.0%

Gross premiums written includes both direct premium and assumed premium. During the first quarter of 2007, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $6.6 million, or 9.5%, compared to the same period in 2006. The growth in this business component is primarily attributable to the addition of a new large passenger transportation group captive program.
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
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the three months ended March 31, 2007 and 2006, we recorded return of premium of $1.3 million and $1.0 million, respectively.
In addition to the alternative risk transfer component, the transportation and specialty personal lines business components also contributed to the increase in gross premiums written in the first quarter of 2007. The transportation component had a $3.4 million, or an 18.1% increase for the three months ended March 31, 2007 over the same period in 2006. The increase in the transportation component relates to new insureds in our existing products. The specialty personal lines component had an increase of $1.2 million, or 8.4%, for the first quarter 2007 compared to first quarter 2006. The increase in the specialty personal lines component is primarily related to additional policies in force for the recreational vehicle product generated through new distribution channels.
Premiums Earned
2007 compared to 2006. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$23,845	$15,928	$7,917	49.7%
Transportation	18,064	17,860	204	1.1%
Specialty Personal Lines	12,103	10,828	1,275	11.8%
Hawaii and Alaska	4,048	3,220	828	25.7%
Other	2,230	2,479	(249)	(10.0%)

Total premiums earned	$60,290	$50,315	$9,975	19.8%

Our net premiums earned increased $10.0 million, or 19.8%, to $60.3 million during the three months ended March 31, 2007 compared to $50.3 million for the same period in 2006, primarily attributable to the alternative risk transfer, specialty personal lines and Hawaii and Alaska components. Our alternative risk transfer component increased $7.9 million, or 49.7%, during the first quarter of 2007 compared to the same period in 2006, primarily due to new captive programs that were introduced in the last half of 2006, new participants in existing group captive programs and the addition of a large captive in January of 2007. Due to an increase in the number of policies in force primarily from expanded distribution in 2006 and the first quarter of 2007, our specialty personal lines component increased $1.3 million, or 11.8%, in the first quarter of 2007 compared to the same period in 2006. The Hawaii and Alaska component increased $0.8 million, or 25.7%, due to an increase in the number of policies in force during the first quarter of 2007.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three months ended March 31, 2007, we maintained relatively flat rate levels on renewal business.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Gross premiums written	$120,930	$109,538
Ceded reinsurance	(33,702)	(30,131)

Net premiums written	87,228	79,407
Change in unearned premiums, net of ceded	(26,938)	(29,092)

Net premiums earned	$60,290	$50,315

Combined Ratios:
Loss and LAE ratio (1)	58.9%	59.4%
Underwriting expense ratio (2)	23.8%	22.0%

Combined ratio	82.7%	81.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.

2007 compared to 2006. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2007 remained relatively constant at 58.9% compared to 59.4% for the first quarter of 2006. These ratios include a reduction for favorable development of losses from prior years of $1.6 million (2.7%) in the first quarter of 2007 and an increase for unfavorable development in 2006 of $1.5 million (-3.0%) in the first quarter of 2006.
Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The underwriting expense ratio for the first quarter of 2007 increased 1.8 points to 23.8% compared to 22.0% for the same period in 2006. The commissions and other underwriting expenses increased $2.6 million for the three months ended March 31, 2007 compared to 2006. The increase in commissions and other underwriting expenses is primarily due to an increase in our net commission expense associated with one of our programs in the first quarter of 2007, compared to the same period in 2006. Also contributing to the increase in the expense ratio, was an increase to other operating and general expenses of $1.0 million (0.7 percentage points of expense ratio increase) for the three months ended March 31, 2007, compared to the same period in 2006. This increase was due to several employee related expenses, including an increase of $0.6 million to our annual bonuses paid in March 2007, and a one-time stock bonus award of $0.2 million. A portion of the increase in the other operating expenses was offset by an increase in our other income, primarily related to rental income.
Investment Income
2007 compared to 2006. Net investment income increased $1.2 million, or 32.0%, to $5.1 million for the three months ended March 31, 2007 compared to $3.9 million in the same period in 2006. The increase is primarily related to a growth in average cash and invested assets over the prior year and a higher yield on the fixed income and short term investment portfolio. The growth in cash and invested assets is due to positive cash flow from operations and the reinvestment of earnings.
Realized Gains on Investments
2007 compared to 2006. Net realized gains were $65,000 for first quarter of 2007 compared to net realized gains of $0.4 million for the first quarter of 2006. Realized gains are taken when opportunities arise. The realized gains in 2007 and 2006 were primarily generated from sales of equity holdings. While designated as available for sale, we generally intend to hold our fixed maturities to maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, we have not had the need to sell our investments to generate liquidity.
Income Taxes
2007 compared to 2006. Our effective tax rate was 31.4% for the three months ended March 31, 2007 compared to 34.1% for the same period in 2006. The 2.7% decrease in the effective tax rate is primarily the result of the low tax rate on profits generated by Hudson Management Group, Ltd, our United States Virgin Island subsidiary.
Financial Condition
Investments
At March 31, 2007, our investment portfolio contained $346.2 million in fixed maturity securities and $44.4 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At that date, we had pretax unrealized losses of $3.8 million on fixed maturities and pretax unrealized gains of $0.7 million on equity securities.
At March 31, 2007, 98.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at March 31, 2007 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$97,002	$249,209
Amortized cost of securities	$96,142	$253,912
Gross unrealized gain or loss	$860	$(4,703)
Fair value as a percent of amortized cost	100.9%	98.1%
Number of security positions held	158	230
Number individually exceeding $50,000 gain or loss	2	20
Concentration of gains or losses by type or industry:
US Government and government agencies	$363	$(2,784)
State, municipalities, and political subdivisions	162	(274)
Banks, insurance, and brokers	280	(1,454)
Industrial and other	55	(191)
Percentage rated investment grade (1)	98.9%	98.9%
Equity Securities:
Fair value of securities	$30,300	$14,075
Cost of securities	$29,430	$14,288
Gross unrealized gain or loss	$870	$(213)
Fair value as percent of cost	103.0%	98.5%
Number individually exceeding $50,000 gain or loss	3	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of fixed maturity securities at March 31, 2007 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	5.6%	8.0%
After one year through five years	51.3%	46.5%
After five years through ten years	34.6%	40.0%
After ten years	8.5%	5.5%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	March 31, 2007
		Aggregate	Fair Value as
	Aggregate	Unrealized	% of Cost
	Fair Value	Gain (Loss)	Basis
		(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (2 issues)	$1,521	$202	115.3%
More than one year (0 issues)	—	—
Less than $50,000 (156 issues)	95,481	658	100.7%

	$97,002	$860

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (2 issues)	$1,873	$(128)	93.6%
More than one year (18 issues)	32,621	(2,619)	92.6%
Less than $50,000 (210 issues)	214,715	(1,956)	99.1%

	$249,209	$(4,703)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,551	$177	107.5%
More than one year (0 issues)	—	—
Less than $50,000 (69 issues)	27,749	693	102.6%

	$30,300	$870

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (29 issues)	14,075	(213)	98.5%

	$14,075	$(213)

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
Premiums and Reinsurance
In the alternative risk transfer component, under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first quarter of a given fiscal year, including the new passenger transportation group captive that was added in the first quarter of 2007. The captive renewals in the first quarter result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first quarter of a given fiscal year.
Premiums receivable increased $42.0 million, or 54.5%, from December 31, 2006 to March 31, 2007 and unearned premiums increased $44.4 million, or 34.8%, from December 31, 2006 to March 31, 2007. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.

Prepaid reinsurance premiums increased $17.4 million, or 81.7%, from December 31, 2006 to March 31, 2007 and reinsurance balances payable increased $18.0 million, or 251.3%, from December 31, 2006 to March 31, 2007. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2007, cash flows from underwriting, investments and maturing investments have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were consistent as of March 31, 2007 and December 31, 2006 at $45.1 million and $44.9 million, respectively.
Net cash provided by operating activities was $29.1 million during the three months ended March 31, 2007, compared to $25.1 million during the three months ended March 31, 2006. This increase of $4.0 million is attributable to various fluctuations within our operating activities, the largest of which relates to an increase in premiums.
Net cash used in investing activities was $31.7 million and $24.4 million for the three months ended March 31, 2007 and 2006, respectively. The $7.3 million increase in cash used in investing activities was primarily related to an $11.6 million increase in the purchase of investments in the first quarter of 2007, offset by an $8.9 million increase in the proceeds from sales and maturities of investments as compared to the same period in 2007. Also impacting investing activities in the first quarter of 2006 was an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition in 2006, we acquired $5.6 million in cash and cash equivalents.
We utilized net cash from financing activities of $0.6 million for the three months ended March 31, 2007 and 2006. Our financing activities include those related to stock option activity and dividends paid on our common shares. There have been no material changes to the cash used in financing activities during the three months ended March 31, 2007 compared to the same period in 2006.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividend and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected three-month LIBOR rate at March 31, 2007 and December 31, 2006 was 5.36% and 5.37%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
We also have a $2.0 million line of credit (unused at March 31, 2007) that bears interest at the lending institution’s prime rate (8.25% at March 31, 2007 and December 31, 2006) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit renews annually on September 1st of a given year. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment expense reserves and the determination of “other-than- temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2007 and December 31, 2006, we had $284.3 million and $266.0 million, respectively, of gross losses and LAE reserves, representing management’s best estimate of the ultimate loss. The increase in loss reserves of 6.9% from December 31, 2006 to March 31, 2007 is consistent with the growth of policies in force and management’s expectation of loss payout patterns. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the reserves recorded by our insurance company subsidiaries, NIIC, NIIC-HI and TCC. Since 1990, our first full year of operations, the actuaries have opined each year that the reserves recorded at December 31 are reasonable. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2006 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2007 and December 31, 2006.
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded no impairment adjustments for the three months ended March 31, 2007 and 2006, respectively. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first quarter of 2007, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2007, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, Note 15 to the Consolidated Financial Statements included therein and Note 6 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
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
NATIONAL INTERSTATE CORPORATION

Date: May 8, 2007	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2007	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)