Form 10-K/A
period 2006-12-31
National Interstate CORP
filed 2007-05-15
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

Explanatory Note
National Interstate Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as originally filed with the Securities and Exchange Commission on March 14, 2007, for the sole purpose of correcting inadvertent omissions from and refiling the Section 302 certifications. This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K.

PART IV
ITEM 15.   Exhibits and Financial Statement Schedules
(3)   Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
By:	/s/ Julie A. McGraw
	Name:	Julie A. McGraw
	Title:	Vice President and Chief Financial Officer

Signed: May 15, 2007