Form 10-Q/A
period 2007-03-31
National Interstate CORP
filed 2007-05-15
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________to ____________.
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

Explanatory Note
National Interstate Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, as originally filed with the Securities and Exchange Commission on May 8, 2007, for the sole purpose of correcting inadvertent omissions from and refiling the Section 302 certifications. This Amendment No. 1 on Form 10-Q/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-Q.
PART II — OTHER INFORMATION
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
Date: May 15, 2007
/s/ Julie A. McGraw

Julie A. McGraw Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

3