Form 10-Q
period 2007-06-30
National Interstate CORP
filed 2007-08-07
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of August 1, 2007 was 19,219,797.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $350,631 and $332,552, respectively)	$344,021	$327,449
Equity securities available-for-sale, at fair value (cost — $48,673 and $33,476, respectively)	48,868	34,095
Short-term investments, at cost which approximates fair value	23,280	22,744

Total investments	416,169	384,288
Cash and cash equivalents	23,972	22,166
Securities lending collateral	153,715	158,928
Accrued investment income	4,492	4,321
Premiums receivable, net of allowance for doubtful accounts of $583 and $522, respectively	119,663	77,076
Reinsurance recoverables on paid and unpaid losses	107,419	90,070
Prepaid reinsurance premiums	36,781	21,272
Deferred policy acquisition costs	19,764	15,035
Deferred federal income taxes	11,295	10,731
Property and equipment, net	19,055	18,586
Funds held by reinsurer	2,003	2,340
Other assets	2,092	1,435

Total assets	$916,420	$806,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$299,693	$265,966
Unearned premiums and service fees	173,649	127,723
Long-term debt	15,464	15,464
Amounts withheld or retained for account of others	30,735	27,885
Reinsurance balances payable	16,484	7,156
Securities lending obligation	153,715	158,928
Accounts payable and other liabilities	19,821	19,676
Commissions payable	8,728	6,347
Assessments and fees payable	4,198	3,340

Total liabilities	722,487	632,485
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common stock — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,153 and 4,191 shares, respectively, in treasury	234	234
Additional paid-in capital	44,896	43,921
Retained earnings	158,847	138,450
Accumulated other comprehensive loss	(4,170)	(2,915)
Treasury shares	(5,874)	(5,927)

Total shareholders’ equity	193,933	173,763

Total liabilities and shareholders’ equity	$916,420	$806,248

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Premiums earned	$63,265	$52,429	$123,555	$102,744
Net investment income	5,586	4,276	10,731	8,175
Realized gains on investments	207	145	272	515
Other	955	540	1,820	1,017

Total revenues	70,013	57,390	136,378	112,451
Expenses:
Losses and loss adjustment expenses	37,187	30,438	72,720	60,334
Commissions and other underwriting expense	11,144	9,934	22,545	18,699
Other operating and general expenses	4,048	3,306	7,839	6,099
Interest expense	385	379	767	743

Total expenses	52,764	44,057	103,871	85,875

Income before federal income taxes	17,249	13,333	32,507	26,576
Provision for federal income taxes	5,391	4,330	10,182	8,847

Net income	$11,858	$9,003	$22,325	$17,729

Net income per common share — basic	$0.62	$0.47	$1.16	$0.93

Net income per common share — diluted	$0.61	$0.47	$1.15	$0.92

Weighted average of common shares outstanding — basic	19,192	19,136	19,183	19,119

Weighted average of common shares outstanding — diluted	19,374	19,279	19,355	19,271

Cash dividends per common share	$0.05	$0.04	$0.10	$0.08

See notes to consolidated financial statements .

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			22,325			22,325
Unrealized depreciation of investment securities, net of tax benefit of $676				(1,255)		(1,255)

Comprehensive income						21,070
Dividends on common stock			(1,928)			(1,928)
Issuance of 37,906 treasury shares upon exercise of options and stock award grants		274			53	327
Tax benefit realized from exercise of stock options		178				178
Stock compensation expense		523				523

Balance at June 30, 2007	$234	$44,896	$158,847	$(4,170)	$(5,874)	$193,933

Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			17,729			17,729
Unrealized depreciation of investment securities, net of tax benefit of $2,412				(4,479)		(4,479)

Comprehensive income						13,250
Dividends on common stock			(1,539)			(1,539)
Issuance of 90,000 treasury shares upon exercise of stock options		171			125	296
Tax benefit realized from exercise of stock options		523				523
Stock compensation expense		399				399

Balance at June 30, 2006	$234	$43,350	$122,016	$(7,191)	$(5,947)	$152,462

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$22,325	$17,729
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	142	107
Provision for depreciation and amortization	625	579
Net realized gains on investment securities	(272)	(515)
Deferred federal income taxes	112	(542)
Stock compensation expense	523	399
Increase in deferred policy acquisition costs, net	(4,729)	(4,202)
Increase in reserves for losses and loss adjustment expenses	33,727	24,143
Increase in premiums receivable	(42,587)	(44,126)
Increase in unearned premiums and service fees	45,926	49,719
(Increase) decrease in interest receivable and other assets	(536)	3,218
Increase in prepaid reinsurance premiums	(15,509)	(13,544)
Increase in accounts payable and other liabilities, commissions payable and assessments and fees payable	3,384	3,640
Increase in amounts withheld or retained for account of others	2,850	3,201
Increase in reinsurance recoverable	(17,349)	(9,707)
Increase in reinsurance balances payable	9,328	10,608
Other	50	—

Net cash provided by operating activities	38,010	40,707

Investing activities
Purchases of fixed maturities	(103,821)	(48,337)
Purchases of equity securities	(22,373)	(30,635)
Proceeds from sale of fixed maturities	—	997
Proceeds from sale of equity securities	6,873	17,739
Proceeds from maturity of investments	85,639	20,670
Additional cash paid for purchase of subsidiary	—	(1,246)
Cash and cash equivalents of business acquired	—	5,585
Capital expenditures	(1,099)	(579)

Net cash used in investing activities	(34,781)	(35,806)

Financing activities
Repayment of long-term debt	—	(625)
Decrease in securities lending collateral	5,213	—
Decrease in securities lending obligation	(5,213)	—
Tax benefit realized from exercise of stock options	178	523
Issuance of common shares from treasury upon exercise of stock options	327	296
Cash dividends paid on common shares	(1,928)	(1,539)

Net cash used in financing activities	(1,423)	(1,345)

Net increase in cash and cash equivalents	1,806	3,556
Cash and cash equivalents at beginning of period	22,166	7,461

Cash and cash equivalents at end of period	$23,972	$11,017

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective as of January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its result of operations, financial condition and liquidity.
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
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There is no impact of this interpretation on the Company’s results of operations, financial condition and liquidity for the three and six months ended June 30, 2007.

The Company recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2003. The Company is no longer subject to state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.
3. Shareholders’ Equity
The Company grants options and other awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2007, there were 998,794 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 662,800 shares were outstanding. In March 2007, the Company granted a restricted stock award and stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Company may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
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
For both the three months ended June 30, 2007 and 2006, the Company recognized stock compensation expense related to SFAS 123(R) of $0.2 million and related income tax benefits of approximately $30,000. For both the six months ended June 30, 2007 and 2006, the Company recognized stock compensation expense related to SFAS 123(R) of $0.4 million and related income tax benefits of approximately $0.1 million. The Company also recognized compensation expense of $0.3 million related to the stock bonus award and restricted stock award in the first six months of 2007. Stock compensation expense is included in the “Other operating and general expenses” line item of the Company’s Consolidated Statements of Income.
The Company paid dividends of $0.05 and $0.04, and $0.10 and $0.08 per common share for the three and six months ended June 30, 2007 and 2006, respectively.
4. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2007, Great American owned 53.1% of the outstanding shares of the Company. Great American is a wholly-owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Written premiums assumed	$1,941	$1,237	$3,613	$2,348
Assumed premiums earned	1,390	1,008	2,593	1,981
Assumed losses and loss adjustment expense incurred	1,452	378	2,458	1,515
Ceded premiums written	1,004	1,047	2,752	2,525
Ceded premiums earned	986	945	1,953	2,048
Ceded losses and loss adjustment expense recoveries	110	285	1,040	1,248
Payable to Great American as of quarter end	844	1,738	844	1,738
Great American or its parent, American Financial Group, Inc., performs certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
In addition, NIIC is party to a reinsurance agreement with Validus Reinsurance, Ltd. The total amount ceded under this agreement was $0.1 million for the six months ended 2007 and 2006, respectively. The contract terms were negotiated on an arms-length basis. Validus Reinsurance, Ltd. is a subsidiary of Validus Holdings, Ltd., whose chief financial officer Mr. Joseph E. (Jeff) Consolino is one of the Company’s directors and Audit Committee Chairman.
5. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
		(Dollars in thousands)				(Dollars in thousands)
Direct	$79,547	$78,142	$68,576	$63,451	$197,759	$152,013	$174,707	$124,955
Assumed	2,336	2,325	4,152	3,469	5,054	5,074	7,559	6,640
Ceded	(15,349)	(17,202)	(13,206)	(14,491)	(49,051)	(33,532)	(43,337)	(28,851)

Net Premium	$66,534	$63,265	$59,522	$52,429	$153,762	$123,555	$138,929	$102,744

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2007 and 2006 were $9.7 million and $7.4 million, respectively, and were $16.7 million and $15.8 million for the six months ended June 30, 2007 and 2006, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
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
On August 3, 2007 the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles, had issued, on August 2, 2007, a special verdict adverse to the Company's interests in a pending lawsuit with one of the Company's insurance companies. This special verdict is advisory in nature, so a formal judgment must still be entered by the court. Although the judge will likely render a judgment sometime in the near future, the Company does not have any certainty of timing. The current estimated net exposure to the Company for this anticipated judgment approximates $9.0 million. However, the Company believes that it has a strong appellate case and strategy, and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. As of June 30, 2007, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost to vigorously defend the Company's position which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At June 30, 2007 and December 31, 2006, the liability for such assessments was $4.2 million and $3.3 million, respectively, and will be paid over several years as assessed by the various state funds.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share)		(In thousands, except per share)
Net income	$11,858	$9,003	$22,325	$17,729
Weighted average shares outstanding during period	19,192	19,136	19,183	19,119
Additional shares issuable under employee common stock option plans using treasury stock method	182	143	172	152

Weighted average shares outstanding assuming exercise of stock options	19,374	19,279	19,355	19,271

Net income per share:
Basic	$0.62	$0.47	$1.16	$0.93
Diluted	$0.61	$0.47	$1.15	$0.92
There were 195,265 outstanding options excluded from diluted earnings per share because they were anti-dilutive for both the three and six months ended June 30, 2007. For both the three and six months ended June 30, 2006 there were 315,000 outstanding options excluded from dilutive earnings per share because they were anti-dilutive.
8. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Revenue:
Premiums earned:
Alternate Risk Transfer	$25,851	$17,354	$49,696	$33,282
Transportation	18,651	17,800	36,715	35,660
Specialty Personal Lines	12,631	11,436	24,734	22,264
Hawaii and Alaska	4,189	4,017	8,237	7,237
Other	1,943	1,822	4,173	4,301

Total premiums earned	63,265	52,429	123,555	102,744
Net investment income	5,586	4,276	10,731	8,175
Realized gains on investments	207	145	272	515
Other	955	540	1,820	1,017

Total revenues	$70,013	$57,390	$136,378	$112,451

9. Securities Lending
In August 2006, the Company entered into a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, generating investment income, net of applicable fees. The Company is not permitted to sell or repledge the collateral on the securities lending program. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on the Company’s Consolidated Balance Sheets. At June 30, 2007, the fair value of collateral held was $153.7 million and the fair value of securities lent plus accrued interest was $150.9 million. The securities loaned remain a recorded asset of the Company.
10. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $9.8 million and $6.5 million for the three months ended June 30, 2007 and 2006, respectively and $21.1 million and $13.3 million for the six months ended June 30, 2007 and 2006, respectively.
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
As of June 30, 2007, Great American Insurance Company (“Great American”) owned 53.1% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.
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
Our net earnings for the second quarter of 2007 increased $2.9 million, or 31.7%, to $11.9 million or $0.61 per share (diluted), compared to $9.0 million or $0.47 per share (diluted) for the second quarter of 2006. The increase in net earnings is attributable to the continued growth in earned premium of $10.8 million and a reduction in the combined ratio of 1.0 percentage points, due to a slightly lower expense ratio experienced during the second quarter of 2007 compared to 2006. Also contributing to the growth in net earnings is an increase in net investment income of $1.3 million and a reduction in our effective tax rate of 1.2 percentage points during the second quarter of 2007 compared to the same period in 2006.
Our net earnings for the first half of 2007 increased $4.6 million, or 25.9%, to $22.3 million or $1.15 per share (diluted), compared to $17.7 million or $0.92 per share (diluted) for the first half of 2006. The increase in our net earnings is evidence of our continued solid underwriting results. Several factors contributed to the increase in net earnings, including a continued growth in earned premium of $20.8 million, an increase in net investment income of $2.6 million and the continued reduction in our effective tax rate of 2.0 percentage points during the first half of 2007 compared to the same period in 2006.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2007		2006
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$33,721	41.2%	$25,228	34.7%
Transportation	25,238	30.8%	24,741	34.0%
Specialty Personal Lines	16,037	19.6%	15,056	20.7%
Hawaii and Alaska	5,933	7.2%	5,921	8.1%
Other	954	1.2%	1,782	2.5%

Gross premiums written	$81,883	100.00%	$72,728	100.0%

	Six Months Ended June 30,
	2007		2006
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$110,431	54.4%	$95,292	52.3%
Transportation	47,113	23.2%	43,260	23.7%
Specialty Personal Lines	30,973	15.3%	28,829	15.8%
Hawaii and Alaska	12,087	6.0%	11,664	6.4%
Other	2,209	1.1%	3,221	1.8%

Gross premiums written	$202,813	100.0%	$182,266	100.0%

Gross premium written includes both direct premium and assumed premium. During the second quarter of 2007, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $8.5 million, or 33.7%, compared to the same period in 2006. The growth in this business component, which accounts for approximately 93% of the growth in our gross premiums written growth, is primarily attributable to growth from new captive programs launched in 2006 and new members in several of our group captive programs. For the six months ended June 30, 2007, the alternative risk transfer component increased $15.1 million, or 15.9%, as compared to the same period in 2006. The growth in this component for the first half of 2007 is attributable to both the addition of new members to our existing group captive programs and the addition of a large transportation captive in the first quarter of 2007.
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
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the second quarter of 2007 and 2006, we recorded no return on premium and $0.9 million return of premium, respectively. For the first half of 2007 and 2006, we recorded a return of premium of $1.3 million and $1.9 million, respectively.
In addition to the alternative risk transfer component, the transportation and specialty personal lines business components also contributed to the increase in gross premiums written in the first half of 2007. The transportation component had a $3.9 million, or 8.9%, increase for the six months ended June 30, 2007 over the same period in 2006. The growth in this component is primarily due to an increase in the number of policies in force in our truck products. The specialty personal lines component increased $2.1 million, or 7.4%, compared to the same period in 2006. The increase in the specialty personal lines component is primarily related to additional policies in force for the recreational vehicle product generated through new distribution channels. Offsetting the growth in gross premiums written during the first half of 2007 was a decrease in our Other component of $1.0 million. Our Other component is mainly comprised of assigned risk policies that we receive from involuntary state insurance plans and over which we have no control.

Premiums Earned
     Three months ended June 30, 2007 compared to June 30, 2006. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$25,851	$17,354	$8,497	49.0%
Transportation	18,651	17,800	851	4.8%
Specialty Personal Lines	12,631	11,436	1,195	10.4%
Hawaii and Alaska	4,189	4,017	172	4.3%
Other	1,943	1,822	121	6.6%

Total premiums earned	$63,265	$52,429	$10,836	20.7%

Our net premiums earned increased $10.8 million, or 20.7%, to $63.3 million during the three months ended June 30, 2007 compared to $52.4 million for the same period in 2006, primarily attributable to the alternative risk transfer component, which accounts for approximately 78% of the overall total premiums earned growth. The $8.5 million increase in this component is mainly due to the addition of new captive programs the last half of 2006 and the addition of a large captive in the January of 2007, as well new participants in our existing group captive programs. Due to an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased $1.2 million, or 10.4%, in the second quarter of 2007 compared to the same period in 2006. The transportation component increased $0.9 million, or 4.8%, during the second quarter of 2007 over 2006 primarily due to an increase in the number of policies in force primarily from our truck products.
Six months ended June 30, 2007 compared to June 30, 2006. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$49,696	$33,282	$16,414	49.3%
Transportation	36,715	35,660	1,055	3.0%
Specialty Personal Lines	24,734	22,264	2,470	11.1%
Hawaii and Alaska	8,237	7,237	1,000	13.8%
Other	4,173	4,301	(128)	(3.0%)

Total premiums earned	$123,555	$102,744	$20,811	20.3%

Our net premiums earned increased $20.8 million, or 20.3%, to $123.6 million during the six months ended June 30, 2007 compared to $102.7 million for the same period in 2006, primarily attributable to the alternative risk transfer component. Our alternative risk transfer component increased $16.4 million, or 49.3%, during the first six months of 2007 compared to the same period in 2006, primarily due to new captive programs that were introduced in the last half of 2006, new participants in existing group captive programs and the addition of a large captive in January of 2007. Due to an increase in the number of policies in force primarily from expanded distribution in 2006 and the first half of 2007, our specialty personal lines component increased $2.5 million, or 11.1%, in the first six months of 2007 compared to the same period in 2006. The Hawaii and Alaska and transportation components increased $1.0 million and $1.1 million, respectively, both due to an increase in the number of policies in force during the first six months of 2007.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and six months ended June 30, 2007, we maintained relatively flat to slightly down rate levels on renewal business.

The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$81,883	$72,728	$202,813	$182,266
Ceded reinsurance	(15,349)	(13,206)	(49,051)	(43,337)

Net premiums written	66,534	59,522	153,762	138,929
Change in unearned premiums, net of ceded	(3,269)	(7,093)	(30,207)	(36,185)

Net premiums earned	$63,265	$52,429	$123,555	$102,744

Combined Ratios:
Loss and LAE ratio (1)	58.8%	58.1%	58.9%	58.7%
Underwriting expense ratio (2)	22.5%	24.2%	23.1%	23.1%

Combined ratio	81.3%	82.3%	82.0%	81.8%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended June 30, 2007 compared to June 30, 2006. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2007 increased 0.7 percentage points to 58.8% compared to 58.1% in the same period in 2006. There was a slight increase in loss severity in the second quarter of 2007 compared to the same period in 2006. These ratios include reductions for favorable development of losses from prior years of $3.0 million, or 4.7 percentage points, and $3.6 million, or 6.8 percentage points, respectively. The loss and LAE ratio is in a range consistent with prior year.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. The underwriting expense ratio for the second quarter of 2007 decreased 1.7 points to 22.5% compared to 24.2% for the same period in 2006. The decrease in the underwriting expense ratio is primarily due to a lower commission expense incurred during the second quarter of 2007 compared to same period in 2006.
Six months ended June 30, 2007 compared to June 30, 2006. The loss and LAE ratio for the six months ended June 30, 2007 remained relatively constant at 58.9% compared to 58.7% for the same period in 2006. These ratios include a reduction for favorable development of losses from prior years of $4.6 million or 3.7 percentage points and $2.1 million or 2.0 percentage points, in the first six months of 2007 and 2006, respectively. The loss ratio is in a range consistent with prior year. The underwriting expense ratio for the six months ended June 30, 2007 remained constant at 23.1% compared to the same period in 2006.
Investment Income
2007 compared to 2006. Net investment income increased $1.3 million, or 30.6%, to $5.6 million for the three months ended June 30, 2007 compared to $4.3 million in the same period in 2006. For the six months ended June 30, 2007 compared to the same period in 2006, net investment income increased $2.6 million, or 31.3%, to $10.7 million. The increase is primarily related to a growth in average cash and invested assets over the prior year and a higher yield on the fixed income and short term investment portfolio. The growth in cash and invested assets is due to positive cash flow from operations and the reinvestment of earnings.

Realized Gains on Investments
2007 compared to 2006. Net realized gains were $0.2 million for second quarter of 2007 compared to net realized gains of $0.1 million for the second quarter of 2006. Net realized gains were $0.3 million and $0.5 million for first six months ending 2007 and 2006, respectively. Realized gains are taken when opportunities arise. The realized gains in 2007 and 2006 were primarily generated from sales of equity holdings. While designated as available for sale, we generally intend to hold our fixed maturities to maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, we have not had the need to sell our investments to generate liquidity.
Other Income
2007 compared to 2006. Other income increased $0.4 million or 77% to $1.0 million for the second quarter of 2007 compared to $0.5 million in 2006. For the six months ended June 30, 2007 and 2006, other income was $1.8 million and $1.0 million, respectively, representing a $0.8 million, or 79%, increase. This increase is primarily attributable to increase rental income associated with two tenants who occupy a portion of the building we acquired in October 2006, which is adjacent to our corporate headquarters.
Commissions and Other Underwriting Expenses
2007 compared to 2006. Commissions and other underwriting expenses for the second quarter of 2007 increased $1.2 million to $11.1 million from $9.9 million in the comparable period in 2006. For the six months ended June 30, 2007 and 2006, commissions and other underwriting expenses were $22.5 million and $18.7 million, respectively, increasing $3.8 million, or 20.6%. Both the quarter and year to date increases are a direct result of our written premium growth.
Other Operating and General Expenses
2007 compared to 2006. For the three and six months ended June 30, 2007, other operating and general expenses were $4.0 million and $7.8 million, respectively, as compared to $3.3 million and $6.1 million in the 2006 periods. The $0.7 million increase in other operating and general expenses during the second quarter of 2007 is primarily related to an increase in employee related expenses due to a higher personnel headcount during the second quarter of 2007 compared to 2006.
The $1.7 million or 28.5% increase in other operating and general expenses during the six months ended June 30, 2007 as compared to the same period in 2006 was due to several employee related expenses, including an increase of $0.6 million related to our annual bonuses paid in March 2007, a one-time stock bonus award of $0.2 million and an increase in employee headcount.
In addition, a portion of the increase in the other operating and general expenses during both the three months and six months ended June 30, 2007 over 2006 is related to an increase in facilities expenses from office space that we lease to others; however, this increase is partially offset by an increase in rental income during the same period.
Income Taxes
2007 compared to 2006. The effective tax rate was 31.3% and 32.5% for the three-month period ended June 30, 2007 and 2006, respectively. The year-to-date effective tax rate was 31.3% in 2007 and 33.3% for the same period during 2006. The 2.0% decrease in the effective tax rate is primarily the result of the low tax rate on profits generated by Hudson Management Group, Ltd., our United States Virgin Island subsidiary.
Financial Condition
Investments
At June 30, 2007, our investment portfolio contained $344.0 million in fixed maturity securities and $48.9 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2007, we had pretax net unrealized losses of $6.6 million on fixed maturities and pretax net unrealized gains of $0.2 million on equity securities.

At June 30, 2007, 98.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2007 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$40,758	$303,263
Amortized cost of securities	$40,237	$310,394
Gross unrealized gain or (loss)	$521	$(7,131)
Fair value as a percent of amortized cost	101.3%	97.7%
Number of security positions held	96	342
Number individually exceeding $50,000 gain or (loss)	2	35
Concentration of gains or losses by type or industry:
US Government and government agencies	$131	$(3,863)
State, municipalities, and political subdivisions	58	(1,037)
Banks, insurance, and brokers	328	(1,972)
Industrial and other	4	(259)
Percentage rated investment grade (1)	94.6%	99.5%
Equity Securities:
Fair value of securities	$28,469	$20,399
Cost of securities	$27,502	$21,171
Gross unrealized gain or (loss)	$967	$(772)
Fair value as percent of cost	103.5%	96.4%
Number individually exceeding $50,000 gain or (loss)	6	—

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2007, based on their fair values. Asset-backed securities are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	11.6%	9.4%
After one year through five years	54.4%	42.5%
After five years through ten years	28.0%	42.5%
After ten years	6.0%	5.6%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	June 30, 2007
		Aggregate	Fair Value
	Aggregate Fair	Unrealized Gain	as % of
	Value	(Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (2 issues)	$1,600	$280	121.2%
More than one year (0 issues)	—	—
Less than $50,000 (94 issues)	39,158	241	100.6%

	$40,758	$521

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (17 issues)	$30,867	$(1,093)	96.6%
More than one year (18 issues)	32,240	(3,006)	91.5%
Less than $50,000 (307 issues)	240,156	(3,032)	98.8%

	$303,263	$(7,131)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (6 issues)	$7,003	$506	107.8%
More than one year (0 issues)	—	—
Less than $50,000 (43 issues)	21,466	461	102.2%

	$28,469	$967

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—
More than one year (0 issues)	—	—
Less than $50,000 (56 issues)	20,399	(772)	96.4%

	$20,399	$(772)

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
Premiums and Reinsurance
In the alternative risk transfer component, under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first six months of a given fiscal year, including a new passenger transportation group captive that was added in the first quarter of 2007. The captive renewals in the first six months result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year.
Premiums receivable increased $42.6 million, or 55.3%, from December 31, 2006 to June 30, 2007 and unearned premiums increased $45.9 million, or 36.0%, from December 31, 2006 to June 30, 2007. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component; these increases gradually decrease throughout the year.

Prepaid reinsurance premiums increased $15.5 million, or 72.9%, from December 31, 2006 to June 30, 2007 and reinsurance balances payable increased $9.3 million, or 130.4%, from December 31, 2006 to June 30, 2007. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2007, cash flows from underwriting, investments and maturing investments have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were consistent as of June 30, 2007 and December 31, 2006 at $47.3 million and $44.9 million, respectively.
Net cash provided by operating activities was $38.0 million during the six-month period ended June 30, 2007 compared to $40.7 million during the comparable period in 2006. This decrease of $2.7 million is attributable to various fluctuations within our operating activities, the primary drivers being an increase in reinsurance recoverables associated with the increase in premium and a decrease in unearned premium due to timing of our premium writings.
Net cash used in investing activities was $34.8 million and $35.8 million for the six months ended June 30, 2007 and 2006, respectively. The $1.0 million decrease in cash used in investing activities was primarily related to a $47.2 million increase in the purchase of investments in the first quarter of 2007, offset by a $53.1 million increase in the proceeds from sales and maturities of investments as compared to the same period in 2006. Also increasing the cash used in investing activities in the first six months of 2006 was an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition in 2006, we acquired $5.6 million in cash and cash equivalents.
We utilized net cash from financing activities of $1.4 million and $1.3 million, respectively, for the six months ended June 30, 2007 and 2006. Our financing activities primarily include those related to stock option activity and dividends paid on our common shares. There have been no material changes to the cash used in financing activities during the six months ended June 30, 2007 compared to the same period in 2006.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividend and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected three-month LIBOR rate at June 30, 2007 and December 31, 2006 was 5.36% and 5.37%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
We also have a $2.0 million line of credit (unused at June 30, 2007) that bears interest at the lending institution’s prime rate (8.25% at June 30, 2007 and December 31, 2006) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit renews annually on September 1st of a given year. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment expense reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2007 and December 31, 2006, we had $299.7 million and $266.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2006 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2007 and December 31, 2006.
The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):
•	the Case Incurred Development Method:

•	the Paid Development Method;

•	the Bornhuetter-Ferguson Method; and

•	the Incremental Paid LAE to Paid Loss Methods.
The period of time from the occurrence of a loss through the settlement of the liability is referred to as the “tail.” Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, management tends to give more weight to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved, and more weight may be given to the Bornhuetter-Ferguson method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded a $0.1 million impairment adjustment for the six months ended June 30, 2007 and no impairment adjustments in the first half of 2006. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first half of 2007, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2007, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
On August 3, 2007 we were informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles, had issued, on August 2, 2007, a special verdict adverse to our interests in a pending lawsuit with one of our insurance companies. This special verdict is advisory in nature, so a formal judgment must still be entered by the court. Although the judge will likely render a judgment sometime in the near future, we do not have any certainty of timing. The current estimated net exposure to us for this anticipated judgment approximates $9.0 million. However, we believe that we have a strong appellate case and strategy, and intend to vigorously pursue the appellate process. Upon appeal, we believe the matter will be resolved in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of June 30, 2007, we had not established a case reserve for this claim but have and will continue to closely monitor this case with counsel. We have consistently established litigation expense reserves to account for the cost to vigorously defend our position which we will continue to reserve for throughout the appeal process.
There are no other material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, other than the case noted in the preceding paragraph. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, Note 15 to the Consolidated Financial Statements included therein and Note 6 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.

ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on May 18, 2007. There were two proposals voted upon: Proposal No. 1, election of four directors and Proposal No. 2, ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm.
The votes cast for, against, withheld and the number of abstentions as to each matter voted upon at the 2007 Annual Meeting is set forth below:

Name	Term Expires	For	Against	Withheld	Abstain	Broker Non-Votes
Proposal 1:
Joseph E. Consolino	2009	18,338,739	N/A	599,816	N/A	N/A
Theodore H. Elliott, Jr.	2009	18,300,317	N/A	638,238	N/A	N/A
Gary J. Gruber	2009	16,621,930	N/A	2,316,625	N/A	N/A
Donald D. Larson	2009	16,622,230	N/A	2,316,325	N/A	N/A

Proposal 2		18,885,078	46,793	N/A	6,684	N/A

N/A	— Not Applicable
The following are the directors whose terms continued after the meeting:

Name	Term Expires
Keith A. Jensen	2008
James C. Kennedy	2008
Joel Schiavone	2008
Alan R. Spachman	2008
ITEM 5. Other Information
None.

ITEM 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 7, 2007	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2007	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)