Form 10-Q
period 2007-09-30
National Interstate CORP
filed 2007-11-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes       ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of November 1, 2007 was 19,227,547.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $347,914 and $332,552, respectively)	$345,443	$327,449
Equity securities available-for-sale, at fair value (cost — $51,194 and $33,476, respectively)	49,507	34,095
Short-term investments, at cost which approximates fair value	47,480	22,744

Total investments	442,430	384,288
Cash and cash equivalents	30,109	22,166
Securities lending collateral	147,198	158,928
Accrued investment income	4,619	4,321
Premiums receivable, net of allowance for doubtful accounts of $589 and $522, respectively	103,305	77,076
Reinsurance recoverables on paid and unpaid losses	108,947	90,070
Prepaid reinsurance premiums	32,186	21,272
Deferred policy acquisition costs	19,656	15,035
Deferred federal income taxes	11,075	10,731
Property and equipment, net	19,283	18,586
Funds held by reinsurer	3,574	2,340
Other assets	1,925	1,435

Total assets	$924,307	$806,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$309,869	$265,966
Unearned premiums and service fees	161,929	127,723
Long-term debt	15,464	15,464
Amounts withheld or retained for account of others	35,390	27,885
Reinsurance balances payable	10,542	7,156
Securities lending obligation	147,741	158,928
Accounts payable and other liabilities	25,980	19,676
Commissions payable	8,456	6,347
Assessments and fees payable	4,307	3,340

Total liabilities	719,678	632,485
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,145 and 4,191 shares, respectively, in treasury	234	234
Additional paid-in capital	45,286	43,921
Retained earnings	168,028	138,450
Accumulated other comprehensive loss	(3,056)	(2,915)
Treasury shares	(5,863)	(5,927)

Total shareholders’ equity	204,629	173,763

Total liabilities and shareholders’ equity	$924,307	$806,248

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Premiums earned	$66,187	$56,619	$189,742	$159,363
Net investment income	5,690	4,528	16,421	12,703
Realized (losses) gains on investments	(319)	199	(47)	714
Other	1,564	586	3,384	1,603
					[a]aa[a][a][a][a] [a]a [a]aa
Total revenues	73,122	61,932	209,500	174,383
Expenses:
Losses and loss adjustment expenses	39,844	38,092	112,564	98,426
Commissions and other underwriting expenses	13,803	11,283	36,348	29,982
Other operating and general expenses	3,792	2,766	11,631	8,865
Interest expense	393	389	1,160	1,132

Total expenses	57,832	52,530	161,703	138,405

Income before federal income taxes	15,290	9,402	47,797	35,978
Provision for federal income taxes	5,145	2,859	15,327	11,706

Net income	$10,145	$6,543	$32,470	$24,272

Net income per common share — basic	$0.53	$0.34	$1.69	$1.27

Net income per common share — diluted	$0.52	$0.34	$1.67	$1.26

Weighted average of common shares outstanding — basic	19,199	19,146	19,189	19,128

Weighted average of common shares outstanding — diluted	19,459	19,354	19,401	19,292

Cash dividends per common share	$0.05	$0.04	$0.15	$0.12

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net Income			32,470			32,470
Unrealized depreciation of investment securities, net of tax benefit of $76				(141)		(141)

Comprehensive income						32,329
Dividends on common stock			(2,892)			(2,892)
Issuance of 45,847 treasury shares upon exercise of stock options and stock award grants		388			64	452
Tax benefit realized from exercise of stock options		201				201
Stock compensation expense		776				776

Balance at September 30, 2007	$234	$45,286	$168,028	$(3,056)	$(5,863)	$204,629

Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			24,272			24,272
Unrealized depreciation of investment securities, net of tax benefit of $196				(363)		(363)

Comprehensive income						23,909
Dividends on common stock			(2,307)			(2,307)
Issuance of 100,000 treasury shares upon exercise of stock options and stock award grants		293			139	432
Tax benefit realized from exercise of stock options		536				536
Stock compensation expense		582				582

Balance at September 30, 2006	$234	$43,668	$127,791	$(3,075)	$(5,933)	$162,685

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income	$32,470	$24,272
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	253	185
Provision for depreciation and amortization	948	827
Net realized losses (gains) on investment securities	47	(714)
Deferred federal income taxes	(268)	(689)
Stock compensation expense	776	582
Increase in deferred policy acquisition costs, net	(4,621)	(4,115)
Increase in reserves for losses and loss adjustment expenses	43,903	37,647
Increase in premiums receivable	(26,229)	(38,404)
Increase in unearned premiums and service fees	34,206	39,870
(Increase) decrease in interest receivable and other assets	(2,089)	1,819
Increase in prepaid reinsurance premiums	(10,914)	(9,255)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	9,380	4,022
Increase in amounts withheld or retained for account of others	7,505	7,072
Increase in reinsurance recoverable	(18,877)	(11,009)
Increase in reinsurance balances payable	3,386	5,564
Other	—	2

Net cash provided by operating activities	69,876	57,676

Investing activities
Purchases of fixed maturities	(127,238)	(57,095)
Purchases of equity securities	(57,143)	(44,864)
Proceeds from sale of fixed maturities	—	1,917
Proceeds from sale of equity securities	14,593	23,213
Proceeds from maturity of investments	111,672	27,983
Additional cash paid for purchase of subsidiary	—	(1,246)
Cash and cash equivalents of business acquired	—	5,585
Capital expenditures	(1,578)	(858)

Net cash used in investing activities	(59,694)	(45,365)

Financing activities
Repayment of long-term debt	—	(833)
Decrease (increase) in securities lending collateral	11,187	(159,219)
(Decrease) increase in securities lending obligation	(11,187)	159,219
Tax benefit realized from exercise of stock options	201	536
Issuance of common shares from treasury upon exercise of stock options	452	432
Cash dividends paid on common shares	(2,892)	(2,307)

Net cash used in financing activities	(2,239)	(2,172)

Net increase in cash and cash equivalents	7,943	10,139
Cash and cash equivalents at beginning of period	22,166	7,461

Cash and cash equivalents at end of period	$30,109	$17,600

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of January 1, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its results of operations and financial condition.
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
Accounting for Uncertainty in Income Taxes
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. There is no impact of this interpretation on the Company’s results of operations, financial condition and liquidity for the three and nine months ended September 30, 2007.

The Company recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before 2003. The Company is no longer subject to state income tax examination for years before 2003. There are no ongoing examinations of income tax returns by federal or state tax authorities.
3. Shareholders’ Equity
The Company grants options and other awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2007, there were 990,853 of the Company’s common shares reserved for issuance upon exercise of stock options or other awards under the LTIP and options for 655,050 shares were outstanding. In March 2007, the Company granted a restricted stock award and stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.
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
For both the three months ended September 30, 2007 and 2006, the Company recognized stock compensation expense related to SFAS 123(R) of $0.2 million and related income tax benefits of approximately $30,000. For both the nine months ended September 30, 2007 and 2006, the Company recognized stock compensation expense related to SFAS 123(R) of $0.6 million and related income tax benefits of approximately $0.1 million. The Company also recognized compensation expense of $0.3 million related to the stock bonus award and restricted stock award in the first nine months of 2007. Stock compensation expense is included in the “Other operating and general expenses” line item of the Company’s Consolidated Statements of Income.
The Company paid dividends of $0.05 and $0.04, and $0.15 and $0.12 per common share for the three and nine months ended September 30, 2007 and 2006, respectively.
4. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2007, Great American owned 53.0% of the outstanding shares of the Company. Great American is a wholly-owned subsidiary of American Financial Group, Inc. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$1,288	$1,203	$4,901	$3,551
Assumed premiums earned	1,467	1,081	4,060	3,062
Assumed losses and loss adjustment expense incurred	2,123	1,262	4,581	2,777
Ceded premiums written	658	719	3,410	3,244
Ceded premiums earned	1,013	967	2,966	3,015
Ceded losses and loss adjustment expense recoveries	146	790	1,186	2,038
Payable to Great American as of period end	725	1,569	725	1,569
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
In addition, NIIC is party to a reinsurance agreement with Validus Reinsurance, Ltd. The total amount ceded under this agreement was $0.2 million and $0.1 million for the nine months ended 2007 and 2006, respectively. The contract terms were negotiated on an arms-length basis. Validus Reinsurance, Ltd. is a subsidiary of Validus Holdings, Ltd., whose chief financial officer, Mr. Joseph E. (Jeff) Consolino, is one of the Company’s directors and the Company’s Audit Committee Chairman.
NIIC entered into a limited partnership with Clutterbuck Funds, LLC and other partners to invest in CF Special Situation Fund I, LP (“Clutterbuck”) during the third quarter of 2006. As of September 30, 2007 the Company owned approximately 13% of Clutterbuck. In September 2007, the Chairman and Chief Executive Officer of the Company, Mr. Alan Spachman, entered into an agreement to exchange 150,000 of the Company’s common shares at $30 per share with Clutterbuck in return for a limited partnership interest in the fund. This transaction was conducted out of Mr. Spachman’s individual investment portfolio. Through September 30, 2007, Clutterbuck sold on the open market the Company’s 150,000 common shares exchanged by Mr. Spachman. As of September 30, 2007, both the Company and Mr. Spachman held a limited partnership interest in Clutterbuck.
5. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
		(Dollars in thousands)				(Dollars in thousands)
Direct	$67,867	$79,700	$59,924	$68,697	$265,626	$231,713	$234,631	$193,652
Assumed	4,190	3,878	1,803	2,971	9,244	8,952	9,362	9,611
Ceded	(12,786)	(17,391)	(10,705)	(15,049)	(61,837)	(50,923)	(54,042)	(43,900)

Net Premium	$59,271	$66,187	$51,022	$56,619	$213,033	$189,742	$189,951	$159,363

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2007 and 2006 were $8.9 million and $6.3 million, respectively, and were $25.6 million and $22.2 million for the nine months ended September 30, 2007 and 2006, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

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
On August 3, 2007 the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current net exposure to the Company for this judgment approximates $9.0 million. However, the Company believes that it has a strong appellate case and strategy, and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2007, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. At September 30, 2007 and December 31, 2006, the liability for such assessments was $4.3 million and $3.3 million, respectively, and will be paid over several years as assessed by the various state funds.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share)		(In thousands, except per share)
Net income	$10,145	$6,543	$32,470	$24,272
Weighted average shares outstanding during period	19,199	19,146	19,189	19,128
Additional shares issuable under employee common stock
option plans using treasury stock method	260	208	212	164

Weighted average shares outstanding assuming exercise of stock options	19,459	19,354	19,401	19,292

Net income per share:
Basic	$0.53	$0.34	$1.69	$1.27
Diluted	$0.52	$0.34	$1.67	$1.26
For the three months ended September 30, 2007 and 2006, there were 51,440 and 165,000, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2007 and 2006, there were 102,723 and 285,000, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive.

8. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$26,521	$21,111	$76,217	$54,393
Transportation	18,441	17,800	55,156	53,460
Specialty Personal Lines	12,965	11,981	37,699	34,245
Hawaii and Alaska	4,444	3,964	12,681	11,201
Other	3,816	1,763	7,989	6,064

Total premiums earned	66,187	56,619	189,742	159,363
Net investment income	5,690	4,528	16,421	12,703
Realized (losses) gains on investments	(319)	199	(47)	714
Other	1,564	586	3,384	1,603

Total revenues	$73,122	$61,932	$209,500	$174,383

9. Securities Lending
In August 2006, the Company entered into a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral is invested by the lending agent, in accordance with the Company’s guidelines, generating investment income, net of applicable fees. The Company is not permitted to sell or repledge the collateral on the securities lending program. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on the Company’s Consolidated Balance Sheets. At September 30, 2007, the collateral obligation was $147.7 million and the fair value of collateral held was $147.2 million, with a gross unrealized loss of $0.5 million. The fair value of securities lent plus accrued interest was $145.1 million. The securities loaned remain a recorded asset of the Company.
10. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. Total comprehensive income was $11.2 million and $10.6 million for the three months ended September 30, 2007 and 2006, respectively, and $32.3 million and $23.9 million for the nine months ended September 30, 2007 and 2006, respectively.
11. Employee Benefit Plan
On August 7, 2007, the Company filed a Form S-8 registration statement with the Securities and Exchange Commission registering 250,000 shares to be offered in the National Interstate Savings and Profit Sharing Plan (the “Plan”). Effective August 2007, participants in the Plan can now choose to invest in the Company’s common shares as an investment option.

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
As of September 30, 2007, Great American Insurance Company (“Great American”) owned 53.0% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.
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
Our net earnings for the third quarter of 2007 increased $3.6 million, or 55.1%, to $10.1 million or $0.52 per share (diluted), compared to $6.5 million or $0.34 per share (diluted) for the third quarter of 2006. The increase in net earnings is attributable to the continued growth in earned premium of $9.6 million and a reduction in the combined ratio of 6.7 percentage points, driven by a lower loss and LAE ratio experienced during the third quarter of 2007 as compared to the third quarter of 2006. Also contributing to the growth in net earnings is an increase in net investment income of $1.2 million during the third quarter of 2007 compared to the same period in 2006.
Our net earnings for the first nine months of 2007 increased $8.2 million, or 33.8%, to $32.5 million or $1.67 per share (diluted), compared to $24.3 million or $1.26 per share (diluted) for the first nine months of 2006. Several factors contributed to the increase in net earnings, including a continued growth in earned premium of $30.4 million, an increase in net investment income of $3.7 million and a decrease in our loss and LAE ratio of 2.5 percentage points during the first nine months of 2007 compared to the same period in 2006.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$22,435	31.1%	$17,561	28.4%
Transportation	25,717	35.7%	24,159	39.2%
Specialty Personal Lines	12,773	17.7%	12,230	19.8%
Hawaii and Alaska	7,747	10.8%	6,872	11.1%
Other	3,385	4.7%	905	1.5%

Gross premiums written	$72,057	100.0%	$61,727	100.0%

	Nine Months Ended September 30,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$132,866	48.4%	$112,853	46.3%
Transportation	72,830	26.5%	67,419	27.6%
Specialty Personal Lines	43,746	15.9%	41,059	16.8%
Hawaii and Alaska	19,834	7.2%	18,536	7.6%
Other	5,594	2.0%	4,126	1.7%

Gross premiums written	$274,870	100.0%	$243,993	100.0%

Gross premium written includes both direct premium and assumed premium. During the third quarter of 2007, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $4.9 million, or 27.8%, compared to the same period in 2006 and accounted for approximately 47% of the overall premium growth. The growth in this business component is primarily attributable to expanded insurance offerings for two of our existing captive programs. For the nine months ended September 30, 2007, the alternative risk transfer component increased $20.0 million, or 17.7%, as compared to the same period in 2006. The growth in this component for the first nine months of 2007 is attributable to both the addition of new members to our existing group captive programs, the addition of a large transportation captive in the first quarter of 2007 and expanded insurance offerings in two of our group captive programs.
The group captive programs, which focus on specialty or niche insurance businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention, and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or companies with similar risk profiles and to specified classes of business of our agent partners.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less than expected losses.  Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the third quarter of 2007 and 2006, we recorded a $0.3 million return of premium and $0.1 million assessment of premium, respectively. For the first nine months of 2007 and 2006, we recorded a return of premium of $1.6 million and $1.8 million, respectively.
In addition to the alternative risk transfer component, our transportation component had a $5.4 million, or 8.0%, increase in gross written premium for the nine months ended September 30, 2007 over the same period in 2006. The growth in this component is primarily due to an increase in the number of policies in force in our truck products. Gross written premiums of the specialty personal lines component increased $2.7 million, or 6.5%, compared to the same period in 2006. This increase is primarily related to additional policies in force for the recreational vehicle product generated through new distribution channels and marketing efforts. Our Hawaii and Alaska component increased $1.3 million, or 7.0%, due to an increase in the number of policies in force during the first nine months of 2007 compared to the same period in 2006. Our other component also contributed to the increase in gross premiums written in the first nine months of 2007. The other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans normally based on our written premium in that state and over which we have no control, increased $1.5 million, or 35.6%, compared to the same period in 2006.
Premiums Earned
Three months ended September 30, 2007 compared to September 30, 2006. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$26,521	$21,111	$5,410	25.6%
Transportation	18,441	17,800	641	3.6%
Specialty Personal Lines	12,965	11,981	984	8.2%
Hawaii and Alaska	4,444	3,964	480	12.1%
Other	3,816	1,763	2,053	116.4%

Total premiums earned	$66,187	$56,619	$9,568	16.9%

Our net premiums earned increased $9.6 million, or 16.9%, to $66.2 million during the three months ended September 30, 2007 compared to $56.6 million for the same period in 2006, primarily attributable to the alternative risk transfer component, which accounts for approximately 57% of the overall total premiums earned growth. The $5.4 million increase in this component is mainly due to the addition of new captive programs in the last half of 2006 and the first half of 2007, as well new participants in our existing group captive programs. Our other component had the next largest dollar increase of $2.1 million, or 116.4%, due to an increase in our assigned risk policies over which we have no control. An increase in the number of policies in force primarily from expanded distribution led to a $1.0 million, or 8.2%, increase in our specialty personal lines component in the third quarter of 2007 compared to the same period in 2006. The transportation component increased $0.6 million, or 3.6%, during the third quarter of 2007 over 2006 primarily due to an increase in the number of policies in force mainly from our truck products.

Nine months ended September 30, 2007 compared to September 30, 2006. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$76,217	$54,393	$21,824	40.1%
Transportation	55,156	53,460	1,696	3.2%
Specialty Personal Lines	37,699	34,245	3,454	10.1%
Hawaii and Alaska	12,681	11,201	1,480	13.2%
Other	7,989	6,064	1,925	31.7%

Total premiums earned	$189,742	$159,363	$30,379	19.1%

Our net premiums earned increased $30.4 million, or 19.1%, to $189.7 million during the nine months ended September 30, 2007 compared to $159.4 million for the same period in 2006, primarily attributable to the alternative risk transfer component. Our alternative risk transfer component increased $21.8 million, or 40.1%, during the first nine months of 2007 compared to the same period in 2006, due to new captive programs that were introduced in the last half of 2006 and first half of 2007 and new participants in existing group captive programs. Due to an increase in the number of policies in force primarily from expanded distribution in 2006 and the first nine months of 2007, our specialty personal lines component increased $3.5 million, or 10.1%, in the first nine months of 2007 compared to the same period in 2006. Our other component increased $1.9 million, or 31.7%, due to an increase in assigned risk policies over which we have no control. The transportation and Hawaii and Alaska components increased $1.7 million and $1.5 million, respectively, both due to an increase in the number of policies in force during the first nine months of 2007 compared to the same period in 2006.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and nine months ended September 30, 2007, we maintained relatively flat to slightly down rate levels on our commercial renewal business.
The table below presents our net earned premiums and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$72,057	$61,727	$274,870	$243,993
Ceded reinsurance	(12,786)	(10,705)	(61,837)	(54,042)

Net premiums written	59,271	51,022	213,033	189,951
Change in unearned premiums, net of ceded	6,916	5,597	(23,291)	(30,588)

Net premiums earned	$66,187	$56,619	$189,742	$159,363

Combined Ratios:
Loss and LAE ratio (1)	60.2%	67.3%	59.3%	61.8%
Underwriting expense ratio (2)	24.2%	23.8%	23.5%	23.4%

Combined ratio	84.4%	91.1%	82.8%	85.2%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

Three months ended September 30, 2007 compared to September 30, 2006. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the third quarter of 2007 decreased 7.1 percentage points to 60.2% compared to 67.3% in the same period in 2006. In the third quarter of 2006 we experienced an unusually high number of large losses compared to the 2007 third quarter, which returned to historical levels. These ratios include reductions for favorable development of losses from prior years of $0.4 million, or 0.5 percentage points, and $0.1 million, or 0.2 percentage points, in the third quarter of 2007 and 2006, respectively.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and ceding commissions paid to ceding insurers and excise taxes. During the third quarter of 2007, we received a $0.8 million lease buyout from a tenant that leased space at our corporate campus. This buyout increased rental income by approximately $0.8 million and reduced the expense ratio by 1.2 percentage points. The underwriting expense ratio, exclusive of this rental income for the third quarter of 2007, increased 1.6 percentage points to 25.4% compared to 23.8% for the same period in 2006. The increase in the underwriting expense ratio is primarily due to a higher commission expense incurred during the third quarter of 2007 compared to same period in 2006. The higher commission expense is attributable to higher commission rates on our assigned risk business. Also contributing to the increase in the underwriting expense ratio is an increase in expenses related to growth in our captive programs.
Nine months ended September 30, 2007 compared to September 30, 2006. The loss and LAE ratio for the nine months ended September 30, 2007 decreased 2.5 percentage points to 59.3% compared to 61.8% for the same period in 2006. This favorable change is primarily due to a decrease in loss severity in the first nine months of 2007 compared to the same period in 2006. Several of our products had higher than anticipated severity in the first nine months of 2006; these products are now in line with management’s expectations. These ratios include a reduction for favorable development of losses from prior years of $5.0 million, or 2.6 percentage points, and $2.2 million, or 1.3 percentage points, in the first nine months of 2007 and 2006, respectively.
The underwriting expense ratio for the nine months ended September 30, 2007 remained relatively constant at 23.5% compared to 23.4% for the same period in 2006. The underwriting expense ratio for the nine months ended September 30, 2007, included an increase in commission expense and an increase in expenses related to growth in our captive programs, offset by an increase in rental income.
Investment Income
2007 compared to 2006. Net investment income increased $1.2 million, or 25.7%, to $5.7 million for the three months ended September 30, 2007 compared to $4.5 million in the same period in 2006. For the nine months ended September 30, 2007, compared to the same period in 2006, net investment income increased $3.7 million, or 29.3%, to $16.4 million. The increase is primarily related to a growth in average cash and invested assets over the prior year and a higher yield on the short-term, fixed income and preferred stock portfolios. The growth in cash and invested assets is due to positive cash flow from operations and the reinvestment of earnings.
Realized (Losses) Gains on Investments
2007 compared to 2006. Net realized losses were $0.3 million for third quarter of 2007 compared to net realized gains of $0.2 million for the third quarter of 2006. Net realized losses were $50 thousand and net realized gains were $0.7 million for first nine months ending 2007 and 2006, respectively. During the third quarter, we realized net losses of $0.9 million from the sale and write down of several investments affected by the credit crisis in the investment markets. Offsetting these losses were $0.6 million in realized gains from sales in our equity portfolio. We took actions to eliminate or reduce exposure in those positions and do not believe that any significant exposure exists in the investment portfolio.  Realized gains are taken when opportunities arise. The realized gains in 2007 and 2006 were primarily generated from sales of equity holdings. While designated as available for sale, we generally intend to hold our fixed maturities to maturity unless we identify an opportunity for economic gain. When evaluating sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a security prior to maturity at a gain or loss. Historically, we have not had the need to sell our investments to generate liquidity.

Other Income
2007 compared to 2006. Other income increased $1.0 million, or 166.9%, to $1.6 million for the third quarter of 2007 compared to $0.6 million in 2006. For the nine months ended September 30, 2007 and 2006, other income was $3.4 million and $1.6 million, respectively, representing a $1.8 million, or 111.1%, increase. This increase is primarily attributable to an increase in rental income associated with a $0.8 million lease buyout that we received in the third quarter of 2007 from a tenant that leased building space at our corporate campus.
Commissions and Other Underwriting Expenses
2007 compared to 2006. Commissions and other underwriting expenses for the third quarter of 2007 increased $2.5 million, or 22.3%, to $13.8 million from $11.3 million in the comparable period in 2006. For the nine months ended September 30, 2007 and 2006, commissions and other underwriting expenses were $36.3 million and $30.0 million, respectively, increasing $6.4 million, or 21.2%. Both the quarter and year to date increases are a direct result of our written premium growth, including an increase in commission expense and premium taxes. The higher commission expense is largely attributable to higher commission rates on our assigned risk business.
Other Operating and General Expenses
2007 compared to 2006. For the three and nine months ended September 30, 2007, other operating and general expenses were $3.8 million and $11.6 million, respectively, as compared to $2.8 million and $8.9 million in the 2006 periods. The $1.0 million, or 37.1% increase in other operating and general expenses during the third quarter of 2007 is primarily related to an increase in employee related expenses due to a higher personnel headcount during the third quarter of 2007 compared to the third quarter of 2006.
The $2.8 million, or 31.2%, increase in other operating and general expenses during the nine months ended September 30, 2007 as compared to the same period in 2006 was due to several employee related expenses, including an increase of $0.8 million related to our annual bonuses paid in March 2007, a one-time stock bonus award of $0.2 million and an increase in employee headcount that increased our employee wages.
In addition, a portion of the increase in the other operating and general expenses during both the three months and nine months ended September 30, 2007 over 2006 is related to an increase in facilities expenses from office space that we lease to others; however, this increase is partially offset by an increase in rental income during the same period.
Income Taxes
2007 compared to 2006. The effective tax rate was 33.6% and 30.4% for the three-month period ended September 30, 2007 and 2006, respectively. The third quarter effective tax rate increased 3.2 percentage points in 2007 compared to the same period in 2006. The increase in the effective tax rate is primarily attributable to a higher amount of net income in the third quarter of 2007 compared to 2006 being taxed at our U.S. statutory tax rate. The year-to-date effective tax rate was 32.1% in 2007 and 32.5% for the same period during 2006. The 0.4% decrease in the effective tax rate is primarily the result of the low tax rate on profits generated by Hudson Management Group, Ltd., our United States Virgin Island subsidiary.
Financial Condition
Investments
At September 30, 2007, our investment portfolio contained $345.4 million in fixed maturity securities and $49.5 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2007, we had pretax net unrealized losses of $2.5 million on fixed maturities and pretax net unrealized losses of $1.7 million on equity securities.
At September 30, 2007, 99.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at September 30, 2007 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$164,875	$180,568
Amortized cost of securities	$163,198	$184,716
Gross unrealized gain or (loss)	$1,677	$(4,148)
Fair value as a percent of amortized cost	101.0%	97.8%
Number of security positions held	277	166
Number individually exceeding $50,000 gain or (loss)	3	17
Concentration of gains or losses by type or industry:
US Government and government agencies	$961	$(1,777)
State, municipalities, and political subdivisions	314	(240)
Banks, insurance, and brokers	372	(1,991)
Industrial and other	30	(140)
Percentage rated investment grade (1)	99.5%	98.8%
Equity Securities:
Fair value of securities	$23,603	$25,904
Cost of securities	$23,141	$28,053
Gross unrealized gain or (loss)	$462	$(2,149)
Fair value as percent of cost	102.0%	92.3%
Number individually exceeding $50,000 gain or (loss)	4	13

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2007, based on their fair values. Asset-backed securities are reported at average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	5.5%	16.7%
After one year through five years	51.0%	33.3%
After five years through ten years	38.4%	43.1%
After ten years	5.1%	6.9%

	100.0%	100.0%

     The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	September 30, 2007
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (2 issues)	$2,563	$176	107.4%
More than one year (1 issue)	935	197	126.7%
Less than $50,000 (274 issues)	161,377	1,304	100.8%

	$164,875	$1,677

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,685	$(315)	89.5%
More than one year (14 issues)	19,616	(2,684)	88.0%
Less than $50,000 (149 issues)	158,267	(1,149)	99.3%

	$180,568	$(4,148)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$5,695	$274	105.1%
More than one year (0 issues)	—	—
Less than $50,000 (23 issues)	17,908	188	101.1%

	$23,603	$462

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (13 issues)	$6,394	$(856)	88.2%
More than one year (0 issues)	—	—
Less than $50,000 (63 issues)	19,510	(1,293)	93.8%

	$25,904	$(2,149)

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
Premiums receivable increased $26.2 million, or 34.0%, from December 31, 2006 to September 30, 2007 and unearned premiums increased $34.2 million, or 26.8%, from December 31, 2006 to September 30, 2007. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component.

Prepaid reinsurance premiums increased $10.9 million, or 51.3%, and reinsurance balances payable increased $3.4 million, or 47.3%, from December 31, 2006 to September 30, 2007. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded written premiums in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2007, cash flows from underwriting, investments and maturing investments have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $32.7 million from $44.9 million at December 31, 2006 to $77.6 million as of September 30, 2007. The increase in cash, cash equivalents and short-term investments is related to a higher than normal amount of short-term investments due to unusually high yields on cash equivalent type short-term investments.
Net cash provided by operating activities was $69.9 million during the nine-month period ended September 30, 2007 compared to $57.7 million during the comparable period in 2006. This increase of $12.2 million is attributable to various fluctuations within our operating activities, the primary drivers being an increase in net income, a smaller increase in premiums receivable and an increase in reserves for loss and loss adjustment expenses.
Net cash used in investing activities was $59.7 million and $45.4 million for the nine months ended September 30, 2007 and 2006, respectively. The $14.3 million increase in cash used in investing activities was primarily related to a $82.4 million increase in the purchase of investments in the first nine months of 2007, partially offset by a $73.2 million increase in the proceeds from sales and maturities of investments as compared to the same period in 2006. Cash used in investing activities in the first nine months of 2006 included an additional payment of $1.2 million made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition in 2006, we acquired $5.6 million in cash and cash equivalents.
We utilized net cash of $2.2 million from financing activities in the nine months ended September 30, 2007 and 2006. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividend and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected three-month LIBOR rate at September 30, 2007 and December 31, 2006 was 5.23% and 5.37%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008.
We also have a $2.0 million line of credit (unused at September 30, 2007) that bears interest at the lending institution’s prime rate (7.75% at September 30, 2007 and 8.25% at December 31, 2006) less 50 basis points. In accordance with the terms of the line of credit agreement, interest payments are due monthly and the principal balance is due upon demand. The line of credit renews annually on September 1st of a given year. The line of credit is available currently, and has been used in the past, for general corporate purposes, including the capitalization of our insurance company subsidiaries in order to support the growth of their written premiums.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and loss adjustment expense reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required to determine amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2007 and December 31, 2006, we had $309.9 million and $266.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records on a monthly and quarterly basis its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2006 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2007 and December 31, 2006.
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
When an investment is determined to have other-than-temporary impairment, in most cases we will dispose of the investment. This approach allows us to realize the loss for tax purposes and to reinvest the proceeds in what we view as more productive investments. For those investments we choose to retain, we record an adjustment for impairment. We recorded a $0.2 million impairment adjustment for the nine months ended September 30, 2007 and no impairment adjustments in the first nine months of 2006. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or consolidated financial position. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2007, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2007, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
On August 3, 2007, we were informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to our interests in a pending lawsuit against one of our insurance companies. The Court entered a formal judgment on October 25, 2007 and we received notice of that formal judgment on November 5, 2007. Our current net exposure for this judgment approximates $9.0 million. However, we believe that we have a strong appellate case and strategy, and intend to vigorously pursue the appellate process. Upon appeal, we believe the matter will be resolved in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of September 30, 2007, we have not established a case reserve for this claim but have and will continue to closely monitor this case with counsel. We have consistently established litigation expense reserves to account for the cost associated with the defense of our position which we will continue to reserve for throughout the appeal process.
There are no other material changes from the legal proceedings previously reported in our June 30, 2007 Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2006, Note 15 to the Consolidated Financial Statements included therein and Note 6 to the Consolidated Financial Statements contained in this quarterly report.
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
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.

     ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

10.1	National Interstate Corporation Amended and Restated Management Bonus Plan (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

(2)	This exhibit is incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 27, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: November 6, 2007	/s/ Alan R. Spachman
Alan R. Spachman
Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 6, 2007	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)