Form 10-K
period 2007-12-31
National Interstate CORP
filed 2008-03-10
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $138.7 million (based upon non-affiliate holdings of 5,319,203 shares and a market price of $26.08 at June 29, 2007).

As of March 3, 2008 there were 19,379,110 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2008 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

As of December 31, 2007 and 2006, Great American owned 52.8% and 53.2% of our outstanding shares, respectively. On February 2, 2005, we completed an initial public offering in which we issued 3,350,000 of our shares at $13.50 per share and began trading our common shares on the Nasdaq Global Market under the symbol NATL. Prior to our initial public offering, no public market existed for our common shares.

We have four property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Hawaii, Michigan and New Jersey. We purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. We also assume a portion of premiums written by other affiliate companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. Approximately 17.1% of our premiums are written in the state of California, and an additional 31.4%, collectively, in the states of Hawaii, Florida, New York, North Carolina and Texas. We use our six agency and service subsidiaries to sell and service our insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a U.S. Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 17 of the 19 years we have been in business. We have grown our fully diluted net income per share from $1.29 in 2003 to $2.25 in 2007. For the year ended December 31, 2007, we had gross premiums written (direct and assumed) of $346.0 million and net income of $43.6 million.

We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are the largest writer of insurance for the passenger transportation industry in the United States. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs primarily for transportation companies that we also refer to as alternative risk transfer (48.5% of 2007 gross premiums written), traditional property and casualty insurance for transportation companies (26.3%), specialty personal lines, consisting primarily of recreational vehicle coverage (15.9%) and transportation and general commercial insurance in Hawaii and Alaska (7.3%).

While many companies write property and casualty insurance for transportation companies, we believe, based on financial responsibility filings with the Federal Motor Carrier Safety Administration, that few write passenger transportation coverage nationwide. We know of only one or two other insurance companies that have offered high limits coverage to motor coach, school bus and limousine operators in all states or nearly all states for more than a few years. We believe that we have been one of the only two insurance companies to consistently provide passenger transportation insurance across all passenger transportation classes and all regions of the country for at least the past ten years. In addition to being one of only two national passenger transportation underwriters, we also believe, based on our discussions with brokers and customers in the passenger transportation insurance market, that we are the only insurance company offering homogeneous (i.e., to insureds in the same industry) group captive insurance programs to this industry.

Product Management Organization.  We believe we have a competitive advantage in our major lines of business as a result, in part, of our product management focus. Each of our product lines is headed by a manager solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. For example, we are willing to design custom insurance programs, such as unique billing plans and deductibles, for our large transportation customers based on their needs. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. We know of only one other insurance company that uses this type of hybrid product management organization. We believe that most insurance companies rely upon organization structures aligned around functional specialties such as underwriting, actuarial, operations, marketing and claims. Under the traditional functional organization, the managers of each of these functions typically provide service and support to multiple insurance products. Our product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Our Products

We offer over 30 product lines in the specialty property and casualty insurance market, which we group into four general business components (transportation, alternative risk transfer, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.

The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$167,717	48.5%	$135,283	44.3%	$103,537	38.4%
Transportation	90,984	26.3%	89,399	29.3%	90,751	33.6%
Specialty Personal Lines	55,169	15.9%	52,060	17.0%	45,935	17.0%
Hawaii and Alaska	25,126	7.3%	23,267	7.6%	22,486	8.3%
Other	7,010	2.0%	5,495	1.8%	7,327	2.7%

Gross premiums written	$346,006	100.0%	$305,504	100.0%	$270,036	100.0%

For 2007, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Premium Average

Alternative Risk Transfer	$100,000-9,000,000	$500,000
Transportation	$5,000-1,600,000	$72,000
Specialty Personal Lines	$50-20,000	$900
Hawaii and Alaska	$350-850,000	$5,400

Alternative Risk Transfer.  We underwrite, market and distribute primarily truck and passenger transportation alternative risk insurance products, also known as captives, as well as workers’ compensation coverage. Captives are insurance or reinsurance companies that are owned or “rented” by the participants in the group captive insurance program. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured by the captive insurance company. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with a captive insurance program.

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

The premiums generated by each of the captive insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. This loss layer typically involves the first loss layer and, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every rental captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide the rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, known as TRAX Insurance, Ltd., for passenger transportation operators. Since 1996, we have established additional group captives for passenger and commercial transportation, including, but not limited to rental cars, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging haulers and trucks. We expect to introduce additional transportation captives in 2008. As of December 31, 2007, we insured more than 280 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2007. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary.

Transportation.  We believe that we are the largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2007. We also assume a majority of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for 1.8% of our gross premiums written for the year ended December 31, 2007. We do not have similar arrangements with any other companies.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Also included in the specialty personal lines component are the watercraft product and the commercial vehicle product that was introduced in the fourth quarter of 2006.

Hawaii and Alaska.  We entered the Hawaii transportation insurance market in 1995. The major insurance product managed by the Hawaii office was general commercial insurance sold to Hawaiian small business owners, which remains an important part of our business. Since 1996, we have expanded our transportation insurance business in Hawaii and believe that we have become the leading writer of transportation insurance in that state. Through our office in Hawaii, we entered the Alaska insurance market in 2005, offering similar products to those we offer in Hawaii. Although still considered nominal to our overall operations, gross premiums written in our Alaskan market in 2007 grew $0.5 million, or 52.0%, compared to 2006.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2007		2006
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

California	$57,291	17.1%	$58,622	19.9%
Hawaii	25,465	7.6%	24,340	8.3%
Florida	20,252	6.1%	18,128	6.2%
North Carolina	19,721	5.9%	18,046	6.1%
Texas	21,050	6.3%	17,293	5.9%
New York	18,327	5.5%	8,804	3.0%
All other states	172,558	51.5%	148,796	50.6%

Direct premiums written	$334,664	100.0%	$294,029	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the periods indicated:

	Year Ended December 31,
	2007		2006
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

Auto and other liability	$209,676	62.7%	$181,195	61.6%
Auto physical damage	72,569	21.7%	64,945	22.1%
Workers’ compensation	41,261	12.3%	41,411	14.1%
Other lines:
Allied lines	172	0.0%	80	0.0%
Commercial multiple peril	1,411	0.4%	1,159	0.4%
Ocean marine	861	0.3%	978	0.3%
Inland marine	8,701	2.6%	4,251	1.5%
Surety	13	0.0%	10	0.0%

All others	11,158	3.3%	6,478	2.2%

Direct premiums written	$334,664	100.0%	$294,029	100.0%

Underwriting

We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing models. Our pricing strategy enables our product managers to change the rate structure by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data combined with our rigorous approach has permitted us to respond more quickly than our competitors to adverse trends such as the continuing increase in auto liability loss severity and to obtain accurate pricing and risk selection for each individual account.

Risk selection and pricing decisions are discussed regularly by product line underwriters and product managers. We believe this group input and deliberation on pricing and risk selection reaffirms our philosophy and underwriting culture and aids in avoiding unknown exposures. Underwriting files at both our regional and corporate offices are audited by senior management on a regular basis for compliance with our price and risk selection criteria. Product managers are responsible for the underwriting profitability resulting from these risk selection and pricing decisions and the incentive-based portion of their compensation is based, in part, on that profitability.

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, through affiliated agencies and through agent internet initiatives. During the year ended December 31, 2007, approximately 86.1% of our direct and assumed premiums written were generated by independent agents and brokers and approximately 12.8% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for less than 10% of our direct premiums written during 2007.

Reinsurance

We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of A- or better. If a reinsurer is not rated by A.M. Best or their rating falls below A-, our contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.

The following table sets forth our five largest reinsurers in terms of amounts receivable as of December 31, 2007. Also shown are the premiums written by us that are ceded to these reinsurers during 2007.

		Gross	Prepaid	Total		Ceded
	A.M. Best	Reinsurance	Reinsurance	Reinsurance	Percent of	Premiums	Percent of
	Rating	Receivables	Premium	Assets	Total	Written	Total
	(Dollars in thousands)

Platinum Underwriters
Reinsurance, Inc.	A	$29,886	$4,115	$34,001	27.8%	$13,422	18.2%
Motors Ins Corp	A−	20,438	5,075	25,513	20.8%	14,855	20.1%
TRAX Insurance, Ltd.	—	8,426	905(1)	9,331	7.6%	11,445	15.5%
Great American Insurance Company	A	7,028	1,276	8,304	6.8%	3,957	5.4%
General Reinsurance	A++	5,383	1,428	6,811	5.6%	3,318	4.5%

Subtotal		71,161	12,799	83,960	68.6%	46,997	63.7%
All other reinsurers		26,930	11,526	38,456	31.4%	26,867	36.3%

Total		$98,091	$24,325	$122,416	100.0%	$73,864	100.0%

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance, Ltd., a member-owned captive insurance program.

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks and we pay Great American a service fee based on these premiums. Great American also participates in several of our commercial transportation reinsurance programs. Ceded premiums written with Great American were $4.0 million, $3.8 million and $5.1 million for the years ended

December 31, 2007, 2006 and 2005, respectively. We also provide administrative services to Great American in connection with the public transportation risks that we underwrite on their policies.

Claims Management and Administration

We believe that effective claims management is critical to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost. In 2007, approximately 59% of our first party comprehensive and collision claims were closed within 30 days and approximately 58% of third party property damage claims were investigated and closed within 60 days.

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2007, our claims organization employed 84 people (25% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2007, adjusters were able to initiate contact with approximately 92% of policyholder claimants within 24 hours of first notice of a loss and approximately 82% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2007, our physical damage settlements in the continental United States averaged savings of approximately 11% and savings of 18% in Hawaii for the same periods when compared to claimed damages.

Our captive programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments and has dedicated staff resources. In the captive programs, approximately 95% of customers completing our survey in 2007 rated us as timely in our claims handling and over 93% for the same period rated their claims as thoroughly investigated.

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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 1997 through 2007. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated years. The next line, “As re-estimated at December 31, 2007,” shows the re-estimated liability as of December 31, 2007. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability For Unpaid Losses And Loss Adjustment Expenses:	1997	1998	1999	2000		2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)

As originally estimated	$20,997	$23,339	$26,566	$30,292		$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302
As re-estimated at December 31, 2007	19,166	21,067	25,372	31,410		46,880	60,551	79,673	99,768	142,929	176,179
Liability re-estimated as of:
One year later	19,817	22,643	24,923	32,751		48,494	63,462	84,485	106,409	143,991	176,179
Two years later	19,448	21,948	26,252	33,473		47,479	64,687	83,862	103,416	142,929
Three years later	18,896	21,903	26,380	31,884		47,250	63,037	81,991	99,768
Four years later	19,258	21,608	25,531	31,488		46,400	62,564	79,673
Five years later	18,966	20,542	25,138	31,590		46,961	60,551
Six years later	18,957	21,008	24,989	31,757		46,880
Seven years later	19,064	21,051	25,364	31,410
Eight years later	19,146	21,150	25,372
Nine years later	19,254	21,067
Ten years later	19,166
Net cumulative (deficiency) redundancy	1,831	2,272	1,194	(1,118)		1,576	6,611	7,067	11,876	8,515	5,672
Net cumulative (deficiency) redundancy — %	8.7%	9.7%	4.5%	(3.7%	)	3.3%	9.8%	8.1%	10.6%	5.6%	3.1%
Cumulative paid of:
One year later	7,268	8,742	10,307	14,924		18,048	22,792	29,616	37,049	51,901	63,314
Two years later	11,769	14,189	17,637	20,077		28,510	36,927	48,672	59,038	85,193
Three years later	14,980	18,170	20,157	24,313		35,718	48,660	61,001	76,617
Four years later	17,543	19,115	22,383	26,869		40,615	53,531	68,594
Five years later	18,253	20,158	23,413	28,591		43,474	57,697
Six years later	18,573	20,537	24,033	30,180		45,365
Seven years later	18,815	20,812	24,594	30,813
Eight years later	18,999	20,913	24,826
Nine years later	19,082	20,974
Ten years later	19,132

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$20,997	$23,339	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302
Add reinsurance recoverables	6,729	9,519	11,396	12,416	22,395	35,048	41,986	59,387	71,763	84,115	91,786

Gross liability	$27,726	$32,858	$37,962	$42,708	$70,851	$102,210	$128,726	$171,031	$223,207	$265,966	$302,088

As re-estimated at December 31, 2007
Net liability shown above	$19,166	$21,067	$25,372	$31,410	$46,880	$60,551	$79,673	$99,768	$142,929	$176,179	N/A
Add reinsurance recoverables reestimated	5,500	4,940	6,764	12,985	34,207	47,287	51,889	60,219	73,870	77,854	N/A

Gross liability	$24,666	$26,007	$32,136	$44,395	$81,087	$107,838	$131,562	$159,987	$216,799	$254,033	N/A

Gross cumulative (deficiency) redundancy	$3,060	$6,851	$5,826	$(1,687)	$(10,236)	$(5,628)	$(2,836)	$11,044	$6,408	$11,933	N/A

Gross cumulative (deficiency) redundancy — %	11.0%	20.9%	15.3%	(4.0)%	(14.4)%	(5.5)%	(2.2)%	6.5%	2.9%	4.5%	N/A

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

The preceding table shows our calendar year development or savings for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2007, our liability on a gross basis was $302.1 million and our asset for ceded reserves was $91.8 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development or savings affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments

General

We employ a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The priority of our goals in our investment policy are to preserve principal, generate income, maintain adequate liquidity and achieve capital appreciation. Our Board of Directors has established investment guidelines and reviews the portfolio performance quarterly for compliance with its established guidelines.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2007	2006

Short term investments	4.7%	5.9%
Fixed maturities:
US Government and government agencies	45.9%	57.4%
State and local government obligations	16.8%	11.5%
Mortgage-backed securities	7.7%	—
Corporate obligations	13.2%	16.3%

Total fixed maturities	83.6%	85.2%

Equity securities:
Common stocks	6.2%	3.2%
Preferred stocks	5.5%	5.7%

Total equity securities	11.7%	8.9%

Total	100.0%	100.0%

	Year Ended December 31,
	2007	2006	2005

Yield on short term investments:
Excluding realized gains and losses	4.9%	4.3%	2.5%
Including realized gains and losses	4.9%	4.3%	2.5%
Yield on fixed maturities:
Excluding realized gains and losses	4.7%	4.7%	4.4%
Including realized gains and losses	4.7%	4.7%	4.4%
Yield on equity securities:
Excluding realized gains and losses	5.3%	4.3%	4.3%
Including realized gains and losses	3.5%	7.8%	5.4%
Yield on all investments:
Excluding realized gains and losses	4.8%	4.6%	4.2%
Including realized gains and losses	4.6%	4.9%	4.3%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. In prior periods, we have compared our fixed maturity returns to several Merrill Lynch indices. In 2007, we began to benchmark our fixed maturity portfolio exclusively to the Lehman Brothers Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our preferred stock portfolio against the Merrill Lynch Preferred Stock Index and all other equity investments against the Standard & Poor’s 500 Index. Both our performance and the indices include changes in unrealized gains and losses.

	Year Ended December 31,
	2007	2006	2005

Fixed maturities:
National Interstate Total Return on Fixed Maturities	6.9%	4.8%	2.5%
Lehman Brothers Intermediate Aggregate Index	7.0%	4.6%	2.0%
Equity securities:
National Interstate Total Return on Preferred Stock	(13.9%)	9.0%	4.6%
Merrill Lynch Preferred Stock Index	(11.7%)	8.4%	3.3%
National Interstate Total Return on all other Equity	4.3%	13.2%	6.0%
Standard & Poor’s 500 Index	5.5%	15.8%	4.9%

Fixed Maturity Investments

Our fixed maturity portfolio is invested primarily in investment grade bonds. The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our bonds by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2007:

NAIC
Designation	Comparable S&P Rating	Amortized Cost	Fair Value	% of Total
		(Dollars in thousands)

1	AAA, AA, A	$356,802	$358,174	95.2%
2	BBB	16,281	15,250	4.1%

	Total Investment Grade	373,083	373,424	99.3%
3	BB	2,401	2,361	0.6%
4	B	503	483	0.1%
5,6	CCC, CC, C, D	32	32	0.0%

	Total Non-Investment Grade	2,936	2,876	0.7%

	Total	$376,019	$376,300	100.0%

The maturity distribution of fixed maturity investments held as of December 31, 2007 and 2006 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay obligations):

	December 31, 2007
	Fair Value	% of Total
	(Dollars in thousands)

One year or less	$35,545	9.4%
More than one year to five years	148,848	39.6%
More than five years to ten years	138,318	36.8%
More than ten years	18,880	5.0%

	341,591	90.8%
Mortgage-backed securities	34,709	9.2%

Total fixed maturities	$376,300	100.0%

Fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2007, the weighted average modified duration (unadjusted for call provision) was approximately 3.8 years, the weighted average effective duration (adjusted for call provisions) was 2.1 years and the weighted average maturity was

4.5 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed-income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

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

We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our management, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of current technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and will readily sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries could experience limited growth or a decline in business until market pricing returns to, what we view as, profitable levels.

Ratings

In June 2004, A.M. Best assigned our current group rating of “A” (Excellent) to our domestic insurance companies. According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best. Any changes in our rating category could affect our competitive position.

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

The regulation, supervision and administration also relate to statutory capital and reserve requirements and standards of solvency that must be met and maintained, the payment of dividends, changes of control of insurance companies, the licensing of insurers and their agents, the types of insurance that may be written, the regulation of market conduct, including underwriting and claims practices, provisions for unearned premiums, losses, LAE and other obligations, the ability to enter and exit certain insurance markets, the nature of and limitations on investments, premium rates or restrictions on the size of risks that may be insured under a single policy, privacy practices, deposits of securities for the benefit of policyholders, payment of sales compensation to third parties and the approval of policy forms and guaranty funds.

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under statutory accounting principles (“SAP”) relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies domiciled in their states, generally once every three to five years, although target financial, market conduct and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the NAIC. Our last financial examination for our domestic insurance subsidiaries was completed by the Ohio Department of Insurance, which coordinated the exam for Ohio, Pennsylvania and Hawaii, for the period ending December 31, 2005. In addition to this financial examination, the California Department of Insurance conducted a market conduct examination of our claims handling practices in November 2006. No significant issues surfaced. The California Department of Insurance also conducted the onsite portion of its market conduct examination of our underwriting practices in October 2007. We are awaiting the initial review comments from this examination. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability. We have not been notified by any regulatory agency that we are in material violation of any of the applicable laws and regulations referred to above nor are we aware of any such violation.

Generally, all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements and service agreements with the non-insurance companies within the companies or any other insurance subsidiary, must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.

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

SAP, as established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

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

The maximum amount of dividends that our insurance companies can pay to us in 2008 without seeking regulatory approval is $37.7 million. NIIC paid $4.0 million and $3.0 million in dividends in 2007 and 2006, respectively, without the need for regulatory approval.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $2.3 million, $2.0 million and $1.2 million in the years ended 2007, 2006 and 2005, respectively. Our estimated liability for anticipated assessments was $3.6 million and $3.3 million as of December 31, 2007 and 2006, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its risk based capital, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so- called “mandatory control level.” At December 31, 2007, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

Restrictions on Cancellation, Non-Renewal or Withdrawal

Many states in which we conduct business have laws and regulations that limit the ability of our insurance companies licensed in that state to exit a market, cancel policies or not renew policies. Some states prohibit us from withdrawing one or more lines of business from the state, except pursuant to a plan approved by the state insurance regulator, which may disapprove a plan that may lead to market disruption.

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

The Terrorism Risk Insurance Act (the “Act”)

On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Terrorism Risk Insurance Act of 2002 through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.

The Act continues to require commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. Industry deductible levels were increased and the “event trigger” under the Act now provides that in the case of a certified act of terrorism occurring after

March 31, 2006, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 million. The federal government will pay 85% of covered terrorism losses in 2007.

We are continuing to take the steps necessary to comply with the Act, as well as the state regulations in implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). We do not anticipate terrorism losses to have a material impact on our results of operations.

To our knowledge and based on our internal review and control process for compliance, we believe that since the Act’s enactment in 2002 we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees

At December 31, 2007, we employed 333 people. None of our employees are covered by collective bargaining arrangements.

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

We have experienced consistent growth since our incorporation in January of 1989. We intend to continue to grow by developing new products, expanding into new product lines, expanding our insurance distribution network and possibly making strategic acquisitions. Continued growth could impose significant demands on our management, including the need to identify, recruit, maintain and integrate additional employees. We may experience higher than anticipated indemnity losses arising from new and expanded insurance products. In addition, our systems, procedures and internal controls may not be adequate to support our operations as they expand. Any failure by us to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations. In addition, our historical growth rates may not accurately reflect our future growth rates or our growth potential.

Because we are primarily a transportation insurer, conditions in that industry could adversely affect our business.

Approximately 74.8% of our gross premiums written for the year ended December 31, 2007 and 73.6% for the year ended December 31, 2006 were generated from transportation insurance policies, including captive programs for transportation companies. Adverse developments in the market for transportation insurance could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. We believe we are currently in the part of the cycle that can best be described as softening, characterized by increased price competition, as compared to the peak of the hard market in 2002 and 2003. These fluctuations in the business cycle could negatively impact our revenues.

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

We are continually evaluating new lines of business to add to our product mix. In some instances, we have limited experience with marketing and managing these new product lines and insuring the types of risks involved. Our failure to effectively analyze new underwriting risks, set adequate premium rates and establish reserves for these new products or efficiently adjust claims arising from these new products could have a material adverse effect on our business, financial condition or results of operations. During the start up period for new products, we generally set more conservative loss reserves in recognition of the inherent risk. This could adversely affect our statutory capital, net income and ability to pay dividends.

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

We have continued to develop alternative risk transfer programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 48.5% of our gross premiums written as of December 31, 2007. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire captive program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 30.7% of our direct premiums written during the year ended December 31, 2007 and our top two independent agents/brokers accounted for an aggregate of 8.8% of our direct premiums written during the year ended December 31, 2007. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

We are subject to comprehensive regulation and our ability to earn profits may be restricted by these regulations.

We are subject to comprehensive regulation by government agencies in the states and foreign jurisdictions where our insurance company subsidiaries are domiciled (Ohio, Hawaii, Pennsylvania and the Cayman Islands) and, to a lesser degree, where these subsidiaries issue policies and handle claims. Failure by one of our insurance company subsidiaries to meet regulatory requirements could subject us to regulatory action. The regulations and associated examinations may have the effect of limiting our liquidity and may adversely affect results of operations. We must comply with statutes and regulations relating to, among other things:

•	statutory capital and surplus and reserve requirements;

•	standards of solvency that must be met and maintained;

•	payment of dividends;

•	changes of control of insurance companies;

•	transactions between an insurance company and any of its affiliates;

•	licensing of insurers and their agents;

•	types of insurance that may be written;

•	market conduct, including underwriting and claims practices;

•	provisions for unearned premiums, losses and other obligations;

•	ability to enter and exit certain insurance markets;

•	nature of and limitations on investments, premium rates or restrictions on the size of risks that may be insured under a single policy;

•	privacy practices;

•	deposits of securities for the benefit of policyholders;

•	prior approval of certain corporate transactions;

•	payment of sales compensation to third parties;

•	approval of policy forms; and

•	guaranty fund and voluntary market regulations and assessments.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. The last financial examination of our domestic insurance subsidiaries was completed by the Ohio Department of Insurance in 2006 for the period ending December 31, 2005. The Ohio Department of Insurance coordinated this examination and the Departments of Insurance from Pennsylvania and Hawaii participated. No significant issues surfaced. In addition to this financial examination, the California Department of Insurance conducted a market conduct examination of our claims handling practices in November 2006. No significant issues surfaced. The California Department of Insurance also conducted the onsite portion of its market conduct examination of our underwriting practices in October 2007. We are awaiting the initial review comments from this examination. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability.

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

We are a holding company and a legal entity separate and distinct from our insurance company subsidiaries. As a holding company without significant operations of our own, one of our sources of funds are dividends and other distributions from our insurance company subsidiaries. As discussed under the subsection of “Business” entitled “Regulation,” statutory and regulatory restrictions limit the aggregate amount of dividends or other distributions that our insurance subsidiaries may declare or pay within any twelve-month period without advance regulatory approval and require insurance companies to maintain specified levels of statutory capital and surplus. Insurance regulators have broad powers to prevent reduction of statutory capital and surplus to inadequate levels and could refuse to permit the payment of dividends calculated under any applicable formula. As a result, we may not be able to receive dividends from our insurance subsidiaries at times and in amounts necessary to meet our operating needs, to pay dividends to our shareholders or to pay corporate expenses.

We are currently rated “A” (Excellent) by A.M. Best, their third highest rating out of 16 rating categories. A decline in our rating below “A-” could adversely affect our position in the insurance market, make it more difficult to market our insurance products and cause our premiums and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation), with a total of 16 separate ratings categories. A.M. Best currently assigns us a financial strength rating of “A” (Excellent). The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. It is not an evaluation of an investment in our common shares, nor is it directed to investors in our common shares and is not a recommendation to buy, sell or hold our common shares. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.

If our rating is reduced by A.M. Best below an “A−”, we believe that our competitive position in the insurance industry could suffer and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease.

New claim and coverage issues are continually emerging in the insurance industry and these new issues could negatively impact our revenues, our business operations or our reputation.

As insurance industry practices and regulatory, judicial and industry conditions change, unexpected and unintended issues related to pricing, claims, coverage and business practices may emerge. Plaintiffs often target property and casualty insurers in purported class action litigation relating to claims handling and insurance sales practices. The resolution and implications of new underwriting, claims and coverage issues could have a negative effect on our insurance business by extending coverage beyond our underwriting intent, increasing the size of claims or otherwise requiring us to change our business practices. The effects of unforeseen emerging claim and coverage issues could negatively impact our revenues, results of operations and our reputation.

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

Unfavorable development in any of these factors could cause our level of reserves to be inadequate. To the extent that actual losses and LAE exceed expectations and the reserves reflected on our financial statements, we will be required to immediately reflect those changes by increasing reserves. When we increase reserves, the pre-tax income for the period in which we do so will decrease by a corresponding amount. In addition to having a negative effect on pre-tax income, increasing or “strengthening” reserves cause a reduction in our insurance companies’ surplus and could cause a downgrading of the rating of our insurance company subsidiaries. Such a downgrade could, in turn, adversely affect our ability to sell insurance policies.

Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2007, 83.6% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities and 11.7% was invested in equity securities. As of December 31, 2007, approximately 54.9% of our fixed maturity portfolio was invested in U.S. Government and government agency fixed income securities and approximately 95.2% of the fixed maturities were invested in fixed maturities rated “AAA”, “AA” or “A” by Standard & Poor’s Corporation.

Certain risks are inherent in investing in fixed maturities, including loss upon default and price volatility in reaction to changes in interest rates and general market factors. The fair value of our fixed maturities will fluctuate as interest rates change. An environment of increasing interest rates may cause the market value of our fixed maturities to decrease. At December 31, 2007, we had pretax net unrealized gain of $0.3 million on fixed maturities. Changes in interest rates may result in fluctuations in the income from, and the valuation of, our fixed income investments. Large investment losses would significantly decrease our asset base and affect our ability to underwrite new business.

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

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 21.3% and 20.8%, respectively, of our gross premiums written for the years ended December 31, 2007 and 2006. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and recently increased our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2007, we had a total of $87.4 million of unsecured reinsurance recoverables and our largest unsecured recoverable from a single reinsurer, Platinum Underwriters Reinsurance, was $29.9 million. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

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

Hudson Management Group, Ltd. was formed on July 29, 2004 and received approval of its application to the US Virgin Islands Economic Development Commission for a grant of certain tax abatements and other benefits in June 2005. We developed a business strategy for our US Virgin Islands servicing operations based on professional advice and available guidance from the Internal Revenue Service. We hired an initial staff of professionals in 2006, but in order to execute our business plan, we will need to continue to hire additional qualified professionals. We also need to continue to establish critical market relationships with our insurance customers and refine procedures and controls necessary to operate effectively and profitably. We are working with outside consultants currently to execute our business plan. It is possible that our US Virgin Islands operations may not develop into a material portion of our business, as originally anticipated, which could prevent us from realizing expected operating efficiencies.

Our inability to retain our senior executives and other key personnel could adversely affect our business.

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. Although historically we have not entered into employment agreements with our executive management, in 2007 we entered into multi-year employment agreements with both our chairman, Mr. Spachman, and our president and chief executive officer, Mr. Michelson. Mr. Michelson is also a party to an employee retention agreement with us. The employment agreements represent an important step in our succession planning process that began in 2005 and are designed to provide stability to our organization during this critical time. Since our formation in 1989, we have been highly dependent on Mr. Spachman, our founder and chairman. Mr. Spachman transitioned out of his role as chief executive officer during 2007, and continues to work with Mr. Michelson, other members of senior management and our Board of Directors to ensure an orderly transition of leadership over the next two years. A failure of these employment agreements to achieve their desired result, our inability to effectuate a successful transition, our loss of other senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

Your interests as a holder of our common shares may be different than the interests of our majority shareholder, Great American Insurance Company.

As of December 31, 2007, American Financial Group, Inc., through its wholly-owned subsidiary Great American, owns 52.8% of our outstanding common shares. The interests of American Financial Group, Inc. may differ from the interests of our other shareholders. American Financial Group, Inc.’s representatives hold four out of eight seats of our Board of Directors. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

Subject to the terms of our right of first refusal to purchase its shares in certain circumstances, American Financial Group, Inc. may be able to prevent or cause a change of control of the Company by either voting its shares against or for a change of control or selling its shares and causing a change of control. The ability of our majority shareholder to prevent or cause a change of control could delay or prevent a change of control or cause a change of control to occur at a time when it is not favored by other shareholders. As a result, the trading price of our common shares could be adversely affected.

We may have conflicts of interest with our majority shareholder, Great American Insurance Company, which we would be unable to resolve in our favor.

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

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the States of Ohio, Hawaii and Pennsylvania, where our U.S. insurance companies are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of our aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts. For further discussion of insurance laws, see the subsection of “Business” entitled “Regulation.”

Future sales of our common shares may affect the trading price of our common shares.

We cannot predict what effect, if any, future sales of our common shares or the availability of common shares for future sale will have on the trading price of our common shares. Sales of substantial amounts of our common shares in the public market by Great American or our other shareholders, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares. If such sales reduce the market price of our common shares, our ability to raise additional capital in the equity markets may be adversely affected.

In 2006, we registered all of the common shares owned by Great American and Mr. Spachman, our chairman, pursuant to a registration statement on Form S-3. Currently, Great American and Mr. Spachman own 10,200,000 and 2,330,000, respectively, of our issued and outstanding shares. The registration statement became effective in 2006 and accordingly all shares covered by that registration statement could be or have been sold into the public markets. In addition, in 2005, we filed a registration statement on Form S-8 under the Securities Act to register 1,338,800 common shares issued or reserved for issuance for awards granted under our Long Term Incentive Plan. Shares registered under the registration statement on Form S-8 also could be sold into the public markets, subject to applicable vesting provisions and any volume limitations and other restrictions applicable to our officers and Directors selling shares under Rule 144. The sale of the shares under these registration statements in the public market, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares.

We completed our initial public offering in February 2005 and you may have difficulty selling your common shares because of the limited trading volume for such shares.

Our common shares began trading on the Nasdaq Global Market in January 2005. As a relatively new public company, there may be less coverage by security analysts and the trading price of our common shares may be lower, making it more difficult for our shareholders to dispose of their common shares. As previously noted above, we have a majority shareholder, Great American, which owns 52.8% of our common shares as of December 31, 2007 and another 15.4%, which is owned by management and our Board of Directors. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. In addition, we do not have a regular practice of managing analysts’ or investors’ earnings expectations. One or more of these factors could result in price volatility and serve to depress the liquidity and market prices of our common shares.

We face ongoing challenges as a result of being a public company and our financial results could be adversely affected.

As a public company, we incur significant legal, accounting and other expenses that result from corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission (the “SEC”) and the National Association of Securities Dealers. We expect these rules and regulations to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We continue to evaluate and monitor developments with respect to compliance with public company requirements and we cannot predict or estimate the amount or timing of additional costs we may incur.

As of December 31, 2006, we became an accelerated filer, as defined by SEC rules and regulations, and are required to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. We have committed, and will continue to expend, a significant amount of resources to monitor and address any internal control issues, which may occur in our business. Any failure to do so could adversely impact our operating results.

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2	Properties

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 116,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Duluth, Georgia; Honolulu, Hawaii; Mechanicsburg, Pennsylvania; St. Thomas in the United States Virgin Islands; and Bluffton, South Carolina. These leases account for approximately 16,500 square feet of office space. These leases expire within sixty-seven months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $24,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

ITEM 3	Legal Proceedings

Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.

We are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and LAE reserves. In addition, regulatory bodies, such as state insurance departments, the SEC, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

Our insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. We have established loss and LAE reserves for lawsuits as to which we have determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, we believe that our reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on our financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by us for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on our financial condition, cash flows and results of operations.

On August 3, 2007, we were informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to our interests in a pending lawsuit against one of our insurance companies. The Court entered a formal judgment on October 25, 2007 and we received notice of that formal judgment on November 5, 2007. Our current exposure for this judgment approximates $9.0 million, net of anticipated reinsurance and as required by the Court, we secured the judgment amount with a surety bond on January 17, 2008. However, we believe that we have a strong appellate case and strategy and intend to vigorously pursue the appellate process. Upon appeal, we believe the matter will be resolved in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2007, we have not established a case reserve for this claim but have and will continue to closely monitor this case with counsel. We have consistently established litigation expense reserves to account for the cost associated with the defense of our position, which we will continue to reserve for throughout the appeal process.

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

	2007		2006
	High	Low	High	Low

First Quarter	$28.50	$20.29	$23.57	$19.00
Second Quarter	27.10	23.12	31.50	18.62
Third Quarter	35.79	25.01	29.05	22.13
Fourth Quarter	37.01	30.15	29.98	22.10

There were approximately 52 shareholders of record of our common shares at March 3, 2008.

Dividend Policy

Our Board of Directors has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board of Directors recently increased the quarterly dividend to $0.06 per share for the first quarter of 2008. The Board of Directors intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.05 and $0.04 per common share in 2007 and 2006, respectively.

The declaration and payment of dividends remains subject to the discretion of the Board of Directors, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our junior subordinated debentures, our failure to make payment obligations with respect to such debentures or our election to defer interest payments on the debentures.

We are a holding company without significant operations of our own. Our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares since the initial public offering measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative total returns compared to those of the Center for Research in Security Prices (“CSRP”) Total Return Index for Nasdaq Global Market and the CSRP Total Return Index for Nasdaq Insurance Stocks from the date of our initial public offering January 28, 2005 ($13.50) through December 31, 2007 ($33.10).

Cumulative Total Return as of December 31, 2007
(assumes a $100 investment at the close of trading on January 27, 2005)

Company/Index	1/28/05	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07

NATL Common Stock	$100	$147	$142	$202	$182	$196	$249
Nasdaq Insurance Stocks	100	108	117	121	132	138	132
Nasdaq Index	100	101	109	107	119	128	129

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Operating Data:
Gross premiums written(1)	$346,006	$305,504	$270,036	$224,984	$187,561

Net premiums written(2)	$272,142	$241,916	$211,106	$166,419	$141,924

Premiums earned	$257,561	$217,319	$194,397	$156,908	$126,364
Net investment income	22,141	17,579	12,527	8,613	5,772
Net realized (losses) gains on investments	(653)	1,193	278	1,661	1,529
Other income	4,137	2,387	1,974	1,967	2,211

Total revenues	283,186	238,478	209,176	169,149	135,876
Losses and loss adjustment expenses	149,501	129,491	117,449	92,008	68,798
Commissions and other underwriting expense	50,922	42,671	35,741	34,201	30,038
Other operating and general expenses	12,140	9,472	8,436	6,053	4,566
Expense on amounts withheld(3)	3,708	2,147	992	835	327
Interest expense	1,550	1,522	1,421	1,610	1,043

Total expenses	217,821	185,303	164,039	134,707	104,772

Income before income taxes	65,365	53,175	45,137	34,442	31,104
Provision for income taxes	21,763	17,475	14,857	11,674	11,260

Net income	$43,602	$35,700	$30,280	$22,768	$19,844

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	58.0%	59.6%	60.4%	58.6%	54.4%
Underwriting expense ratio(5)	22.9%	22.9%	21.7%	24.4%	25.6%

Combined ratio(6)	80.9%	82.5%	82.1%	83.0%	80.0%

Return on equity(7)	22.6%	22.8%	28.5%	37.2%	49.9%
Per Share Data(8):
Earnings per common share, basic	$2.27	$1.87	$1.62	$1.50	$1.32
Earnings per common share, assuming dilution	2.25	1.85	1.60	1.47	1.29
Book value per common share, basic (at year end)(9)	$11.08	$9.07	$7.32	$4.69	$3.31
Weighted average number of common shares outstanding, basic	19,193	19,136	18,737	15,171	15,057
Weighted average number of common shares outstanding, diluted	19,348	19,302	18,975	15,480	15,347
Common shares outstanding (at year end)	19,312	19,159	19,055	15,530	15,024
Cash dividends per common share	$0.20	$0.16	$0.08	$—	$—

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Cash and investments	$492,916	$406,454	$320,220	$238,951	$167,622
Reinsurance recoverable	98,091	90,070	77,834	63,128	43,119
Total assets	898,634	806,248	523,003	401,236	300,656
Unpaid losses and loss adjustment expenses	302,088	265,966	223,207	171,031	128,726
Long-term debt(10)	15,464	15,464	16,297	32,547	18,901
Total shareholders’ equity	212,806	173,763	139,533	72,789	49,680

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003

Selected Statutory Data(11):
Policyholder surplus(12)	$182,302	$148,266	$122,825	$92,124	$58,621
Combined ratio(13)	78.3%	82.4%	77.1%	81.3%	81.7%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. Beginning in 2007, we began presenting this expense as a separate income statement line item and no longer included as part of “Other operating and general expenses” or the calculation of the “Underwriting expense ratio.” All prior periods have been reclassified to conform to the current period’s presentation.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the period.

(8)	Adjusted to reflect a 200-for-1 share split effective December 6, 2004.

(9)	Book value per common share is computed using only vested common shares. All unvested restricted shares have been excluded for purposes of this calculation. As of December 31, 2007 total vested common shares were 19,205,000. There were no unvested restricted shares prior to 2007.

(10)	The 2004 data includes a $15.0 million note payable to Great American, junior subordinated debt and bank debt.

(11)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(12)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, NIIC-HI and TCC.

(13)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by us and our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer operations (48.5% of 2007 gross premiums written), property and casualty insurance for transportation companies (26.3%), specialty personal lines, primarily recreational vehicle coverage (15.9%) and transportation and general commercial insurance in Hawaii and Alaska (7.3%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

We write insurance for various sizes of transportation fleets. Because of the amount of smaller fleets nationwide, we have more opportunities to write smaller risks than larger ones. When general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for us. During periods of economic downturn, smaller risks are more prone to failure due to a decrease in leisure travel and consolidation in the industry. An increase in the number of larger risks results in more prospective captive insurance customers. We do not believe that smaller fleets that generate annual premiums of less than $100,000 are large enough to retain the risks associated with participation in one of the captive programs we currently offer.

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

Industry and Trends

The property and casualty insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity (soft market) followed by periods of high premium rates and shortages of underwriting capacity (hard market). Since 2004, we believe that the commercial transportation market has been in the part of the cycle that can best be described as softening as compared to the peak of the hard market in 2002 and 2003. The cyclical nature of the industry impacts our business operations. Our business may be affected by the risks impacting the property and casualty insurance industry related to severe weather conditions, explosions, terrorist attacks and riots. For passenger transportation, distressed operators (whether distressed due to being insured by other insurance companies that have raised rates or exited the market or due to having less than desirable risk characteristics) continue to be heavily marketed to us by brokers causing an increase in our new business declination rates. In addition, insurance rates for renewing policies for all transportation business were down slightly when compared to 2006 and lower than the increases attained from mid-2001 through 2004. Although the current condition of the market can be characterized as softening, the extent of the price competition we are currently experiencing is neither as significant nor as severe as we have previously experienced in other softening markets (e.g. 1999-2000).

Despite relatively flat pricing since 2004, improved risk selection and an overall improvement in the risk quality of our book of business have contributed to us attaining combined ratios better than our corporate objective of 96.0% or lower. While our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 81.7%. Our GAAP combined ratio was 80.9% in 2007, 82.5% in 2006, 82.1% in 2005, 83.0% in 2004 and 80.0% in 2003. We believe the following factors have contributed to this performance:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve and insure them directly or through our captive programs.

•	Our stable operating expenses at or below the revenue growth rate.

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

To succeed as a transportation underwriter and personal lines underwriter, we must understand and be able to quantify the different risk characteristics of the risks we consider quoting. Certain coverages are more stable and predictable than others and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal and legal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect our future profitability. We believe our product management organization provides the focus on a specific risk class needed to stay current with the trends affecting each specific class of business we write.

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all property and casualty companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies have decreased slightly in 2007 compared to 2006.

There are distinct differences in the timing of written premiums in traditional transportation insurance compared to the majority of our alternative risk transfer (captive) insurance component. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new captive program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the captive program it has joined. Historically, most of our group captives had common renewal dates in the first six months of the year, but with the growth from new captive programs, we are now experiencing renewal dates throughout the calendar year. The alternative risk transfer component of our business grew to 48.5% of total gross premium written during 2007 as compared to 44.3% in 2006.

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

We employ what we consider to be a conservative approach to investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The priority of goals of our investment policy are to preserve principal, generate income, maintain required liquidity and achieve capital appreciation. We follow a formal investment policy and our Board of Directors reviews the portfolio performance quarterly for compliance with the established guidelines.

Expenses

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

Commissions and other underwriting expenses consist principally of brokerage and agent commissions, which are reduced by ceding commissions received from assuming reinsurers, that represent a percentage of the premiums on insurance policies and reinsurance contracts written, and vary depending upon the amount and types of contracts written, and to a lesser extent premium taxes.

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R)) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written.

Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our alternative risk programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in the “Net Investments Income” line on our Consolidated Statements of Income.

Results of Operations

Overview

Our net earnings for 2007 were $43.6 million or $2.25 per share (diluted), compared to $35.7 million or $1.85 per share (diluted) recorded in 2006. Our earnings increased $7.9 million, or 22.1%, compared to the same period in 2006. There are several factors that contributed to the increase in net earnings, including continued growth in earned premium of $40.2 million, or 18.5%, primarily due to the addition of a large new transportation captive program early in 2007, an increase in the number of participants in our existing captive programs and expanded insurance offerings in two of our captive programs. We also had favorable losses and LAE for 2007, which is evidenced by our 2007 loss and LAE ratio of 58.0%, a decrease from prior year of 1.6 percentage points. The losses and LAE include favorable development from prior years of $5.7 million compared to $7.5 million of favorable development in 2006.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Alternative Risk Transfer	$167,717	48.5%	$135,283	44.3%	$103,537	38.4%
Transportation	90,984	26.3%	89,399	29.3%	90,751	33.6%
Specialty Personal Lines	55,169	15.9%	52,060	17.0%	45,935	17.0%
Hawaii and Alaska	25,126	7.3%	23,267	7.6%	22,486	8.3%
Other	7,010	2.0%	5,495	1.8%	7,327	2.7%

Gross premiums written	$346,006	100.0%	$305,504	100.0%	$270,036	100.0%

The group captive programs, which focus on specialty or niche insurance businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or similar groups of members and to specified classes of business of our agent partners.

Gross premiums written includes both direct premium and assumed premium. During 2007, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of $32.4 million or 24.0% compared to 2006. The growth in the alternative risk transfer component is primarily attributable to the addition in 2007 of one large transportation captive, which accounted for $13.2 million, or 40.7%, of the increase, as well as expanded insurance offerings in one of our existing captive programs, which accounted for $13.0 million, or 40.1% of the increase.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). The return of premium for 2007 of $1.9 million was comparable to 2006 and had relatively no impact on the increase in the alternative risk transfer component during 2007.

The increase in the transportation component of $1.6 million for the year ended December 31, 2007 compared to 2006 is attributable to an increase in the number of insureds in both our community and medical transportation product and our truck product. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Based on the number of accounts, our retention rates for traditional transportation are comparable between 2007 and 2006; however, we are experiencing a trend of competitive pricing on larger traditional accounts impacting premium to a greater degree than in prior periods. For 2007 we maintained relatively flat rate levels on renewing commercial insurance business while our renewal hit ratios have been deteriorating to historic levels from the elevated levels we had in 2003 and 2004.

Also contributing to the increase in the gross premiums written in 2007 was an increase in the specialty personal lines component of $3.1 million or 6.0% as compared to 2006. The increase is primarily related to a moderate rate increase as well as an increase in the number of policies in force associated with the recreational and companion auto vehicle programs.

Due primarily to an increase in our Alaska business in 2007, associated with an increase in the number of in force policies, our Hawaii and Alaska component increased $1.9 million for the year ended December 31, 2007 compared to 2006. Our Other component is primarily related to assigned risk policies that we receive from involuntary state insurance plans and over which we have no control. This component increased $1.5 million from 2006.

Premiums Earned

2007 compared to 2006.  The following table shows premiums earned for the years ended December 31, 2007 and 2006 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2007	2006	Amount	Percent
		(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$105,123	$75,712	$29,411	38.8%
Transportation	73,592	71,682	1,910	2.7%
Specialty Personal Lines	50,678	46,445	4,233	9.1%
Hawaii and Alaska	17,101	15,257	1,844	12.1%
Other	11,067	8,223	2,844	34.6%

Total premiums earned	$257,561	$217,319	$40,242	18.5%

Our premiums earned increased $40.2 million, or 18.5%, to $257.6 million during the year ended December 31, 2007 compared to $217.3 million for the year ended December 31, 2006. Our alternative risk transfer component increased 38.8% during 2007 compared to the same period in 2006, primarily due to a large transportation captive written in the first quarter of 2007, expanded coverage in two of our captive programs and new participants in existing captive programs. Our alternative risk transfer business remains our fastest growing component. Due to relatively flat rate increases and an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 9.1% in 2007 compared to 2006. The transportation component remained relatively constant in 2007 compared to 2006. In the transportation component, we are still experiencing a decline in renewal rate increases due to the current softening market. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $2.8 million, or 34.6%, to $11.0 million in 2007.

2006 compared to 2005.  The following table shows premiums earned for the years ended December 31, 2006 and 2005 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2006	2005	Amount	Percent
		(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$75,712	$60,223	$15,489	25.7%
Transportation	71,682	70,502	1,180	1.7%
Specialty Personal Lines	46,445	38,561	7,884	20.4%
Hawaii and Alaska	15,257	14,855	402	2.7%
Other	8,223	10,256	(2,033)	(19.8)%

Total premiums earned	$217,319	$194,397	$22,922	11.8%

Our net premiums earned increased $22.9 million, or 11.8%, to $217.3 million during the year ended December 31, 2006 compared to $194.4 million for the year ended December 31, 2005. Our alternative risk transfer component increased 25.7% during 2006 compared to the same period in 2005, primarily due to new captive programs that were written in 2006 and the fourth quarter of 2005 and new participants in existing group captive programs. Due to moderate rate increases and an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 20.4% in 2006 compared to 2005. The transportation component remained relatively constant in 2006 compared to 2005. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate, decreased $2.0 million, or 19.8%, to $8.2 million in 2006.

Underwriting and Loss Ratio Analysis

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. From 2000 through 2005, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. In 2007, we experienced relatively flat rate levels on renewal business due to the continued softening market. We maintained flat rate levels on renewal business in 2006 as compared to the increase in rates in 2005.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Gross premiums written	$346,006	$305,504	$270,036
Ceded reinsurance	(73,864)	(63,588)	(58,930)

Net premiums written	272,142	241,916	211,106
Change in unearned premiums, net of ceded	(14,581)	(24,597)	(16,709)

Net premiums earned	$257,561	$217,319	$194,397

Combined Ratios:
Loss and LAE ratio(1)	58.0%	59.6%	60.4%
Underwriting expense ratio(2)	22.9%	22.9%	21.7%

Combined ratio	80.9%	82.5%	82.1%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned. Beginning in 2007, “Expense on amounts withheld” is presented as a separate income statement line item and no longer included as part of “Other operating and general expenses” or the calculation of the “Underwriting expense ratio.” All prior periods have been reclassified to conform to the current period’s presentation.

2007 compared to 2006.  Losses and LAE increased $20.0 million, or 15.5%, for 2007 compared to 2006. The loss and LAE ratio for the year ended December 31, 2007 was 58.0% compared to 59.6% for the year ended December 31, 2006. The decrease in the loss and LAE ratio in 2007 of 1.6 percentage points is primarily due to a decrease in loss severity in 2007 as there was higher than anticipated claims severity in 2006 experienced in many of our larger products. For the year ended December 31, 2007, we had favorable development of $5.7 million from prior years’ loss reserves compared to favorable development in 2006 of $7.5 million. Consistent with prior years, we strive to be accurate, but tend to be conservative with our loss reserving methodology in areas where we are still experiencing significant growth. The favorable development for both years was primarily related to the settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This savings represents 3.1% and 4.9% for 2007 and 2006, respectively, of the prior year reserves.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio was 22.9% for both years ended December 31, 2007 and 2006.

2006 compared to 2005.  Losses and LAE increased $12.0 million, or 10.3%, for 2006 compared to 2005. The loss and LAE ratio for the year ended December 31, 2006 was 59.6% compared to 60.4% for the year ended December 31, 2005. The decrease in the loss and LAE ratio in 2006 of 0.8 percentage points is primarily due to favorable development of $7.5 million from prior year’s loss reserves compared to favorable development in 2005 of $5.2 million. The increase in favorable development lowered the loss ratio by 0.8 percentage points. The favorable development for both years was primarily the settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This savings represents 4.9% and 4.7% for 2006 and 2005, respectively, of the prior year reserves.

The underwriting expense ratio for the year ended December 31, 2006 increased 1.2 percent to 22.9% compared to 21.7% for the year ended December 31, 2005. The increase in the expense ratio is due to an increase in other operating and general expenses reflecting increased audit fees due to the audit of our insurance companies coordinated by the Ohio Department of Insurance ($0.2 million), the impact of stock based compensation expense recognized in 2006 ($0.8 million) and other costs associated with our growth and with being a publicly traded corporation. Also impacting the change in the expense ratio were two items that occurred in 2005 i) a reduction in estimated expenses for insolvencies and other state fees and ii) classifying business related to our assigned risks on a gross basis. These items reduced the 2005 expense ratio by 1.5 percentage points. When taking these items into consideration the expense ratio remained consistent from 2005 to 2006.

Investment Income

2007 compared to 2006.  Net investment income increased $4.6 million, or 26.0% to $22.1 million in 2007 compared to 2006. The net investment income improvement reflects higher average invested assets due to continued strong cash flows from operations as well as a higher tax equivalent yield of the portfolio. We have historically maintained a conservative, diversified and high quality investment portfolio. During 2007 higher yields on our short-term portfolio compared to 2006 favorably impacted our net investment income. Also favorably impacting our yields, during 2007 we diversified our portfolio into agency guaranteed collateralized mortgage obligations which did not expose us to the subprime lending sector.

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

Realized Gains (Losses) on Investments

2007 compared to 2006.  We had net realized losses of $0.7 million for 2007 compared to net realized gains of $1.2 million for 2006. The turmoil in investment markets during the last half of 2007 resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This has had an impact on the Company’s investment portfolio in 2007, as net realized gains from sales were offset by write-downs of $1.0 million related to several preferred stock holdings with market values that were significantly below cost in the housing and credit markets.

Realized gains are taken when opportunities arise. When evaluating fixed maturity sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are other factors that may encourage us to sell a fixed maturity security prior to maturity at a gain or loss. Historically, we have not had the need to sell our investments to generate liquidity

2006 compared to 2005.  Net realized gains increased $0.9 million to $1.2 million for 2006 compared to net realized gains of $0.3 million for 2005. The realized gains in 2006 and 2005 were primarily generated from sales of equity holdings.

Other Income

2007 compared to 2006.  Other income increased $1.8 million, or 73.3%, to $4.1 million for 2007 compared to $2.4 million in 2006. This increase is primarily attributable to an increase in rental income associated with space leased in the building we acquired in 2006 as part of our corporate campus expansion and an $0.8 million lease buyout that we received in the third quarter of 2007 from one of our tenants.

2006 compared to 2005.  Other income increased $0.4 million to $2.4 million in 2006 compared to $2.0 million in 2005. The increase in other income is directly attributable to our growth in direct written premiums.

Commissions and Other Underwriting Expenses

2007 compared to 2006.  Commissions and other underwriting expenses for the year ended December 31, 2007 increased $8.3 million, or 19.3%, to $50.9 million from $42.7 million in the comparable period in 2006. The increases are a direct result of our written premium growth, including an increase in commission expense and premium taxes. The higher commission expense is largely attributable to higher commission rates on our assigned risk business.

2006 compared to 2005.  The commissions and other underwriting expenses increased $6.9 million for 2006 compared to 2005. This increase in the commissions and other underwriting expenses is primarily due to an increase in commissions, premium taxes and other related expenses which are directly impacted by the growth in gross premiums written.

Other Operating and General Expenses

2007 compared to 2006.  Other operating and general expenses increased $2.7 million, or 28.2% to $12.1 million during the year ended December 31, 2007 compared to $9.5 million for the same period in 2006. These increases were due to several employee related expenses, including an increase of $0.8 million related to our annual bonuses paid in March 2007, a stock bonus award and restricted stock award expense of $0.4 million and an increase in employee headcount that increased our employee wages.

In addition, a portion of the increase in the other operating and general expenses is related to an increase in facilities expenses from office space that we lease to others; however, this increase is partially offset by an increase in rental income during the same period.

2006 compared to 2005.  Other operating and general expenses increased $1.0 million, or 12.3% to $9.5 million during the year ended December 31, 2006 compared to $8.4 million for the same period in 2005. These increases reflect the continuing growth in our business, stock compensation expense recognized under SFAS No. 123(R) and additional costs incurred related to being a publicly traded company.

Expense on Amounts Withheld

2007 compared to 2006.  The Company invests funds in the participant loss layer for several of the alternative risk transfer programs. The Company receives investment income and incurs an equal expense on the amounts owed to alternative risk transfer. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in the Company’s “Net investment income” line on its Consolidated Statements of Income. Beginning in 2007, this expense is presented as a separate income statement line item and is no longer included as part of “Other operating and general expenses.” For the year ended December 31, 2007 the expense on amounts withheld increased $1.6 million over the same period in 2006. The increase is directly attributable to the growth in our alternative risk transfer component.

2006 compared to 2005.  The expense on amounts withheld increased $1.2 million in 2006 to $2.1 million from $1.0 million in 2005. The increase in 2006 is attributable to continued growth in our alternative risk transfer component.

Income Taxes

2007 compared to 2006.  The 2007 effective tax rate was 33.3%, increasing 0.4% from a rate of 32.9% in 2006. See Note 8 to our audited consolidated financial statements for further analysis of items affecting our effective tax rate.

2006 compared to 2005.  The 2006 effective tax rate was 32.9%, remaining unchanged from 2005. While the low tax rate on profits generated by HMG slightly reduced the effective tax rate, that reduction was offset by an increase in income tax expense from the non-deductibility of certain expenses.

Financial Condition

Investments

At December 31, 2007, our investment portfolio consisted of $376.3 million, or 83.6% of total investments, in fixed maturity securities, $52.6 million, or 11.7% of total investments, in equity securities and $20.1 million, or 4.7% of total investments in short-term investments. All investments are carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2007, we had pretax net unrealized gains of $0.3 million on fixed maturities and pretax unrealized losses of $5.2 million on equity securities.

Fixed maturity investments are generally invested in securities with intermediate-term maturities. At December 31, 2007, the weighted average maturity of our fixed maturity investments was approximately 4.5 years. At December 31, 2007, 99.3% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Management believes that our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities were $34.7 million of mortgage backed securities (“MBS”), all backed by agency guaranteed collateral, which did not directly expose us to the subprime lending sector. MBS are subject to higher prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities were $75.5 million of state and local government obligations (“muni bonds”) with the majority supported by credit enhancement provided by bond insurers. Approximately 94% of our muni bonds are rated A- or better giving no effect to credit enhancement.

The turmoil in the housing and credit markets in the second half of 2007 and continuing into 2008 has caused many companies to record significant asset writedowns. Although these market conditions adversely impacted our investment portfolio, particularly preferred stocks, we have not experienced material losses.

Summary information for securities with unrealized gains or losses at December 31, 2007 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$289,574	$86,726
Amortized cost of securities	286,475	89,544
Gross unrealized gain or loss	$3,099	$(2,818)
Fair value as a % of amortized cost	101.1%	96.9%
Number of security positions held	356	85
Number individually exceeding $50,000 gain or loss	8	11
Concentration of gains or losses by type or industry:
US Government and government agencies	$1,530	$(380)
State, municipalities and political subdivisions	798	(71)
Mortgage-backed securities	332	(37)
Banks, insurance and brokers	335	(1,380)
Industrial and other	104	(950)
Percentage rated investment grade(1)	99.5%	98.4%
Equity Securities:
Fair value of securities	$20,250	$32,390
Cost of securities	19,827	37,973
Gross unrealized gain or loss	$423	$(5,583)
Fair value as a % of cost	102.1%	85.3%
Number individually exceeding $50,000 gain or loss	4	40

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of fixed maturity securities at December 31, 2007 based on their fair values:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	7.0%	17.6%
After one year through five years	40.5%	36.5%
After five years through ten years	38.7%	30.3%
After ten years	3.8%	8.9%

	90.0%	93.3%
Mortgage-backed securities	10.0%	6.7%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2007
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year ( 6 issues)	$9,978	$447	104.7%
More than one year ( 2 issues)	1,589	268	120.3%
Less than $50,000 ( 348 issues)	278,007	2,384	100.9%

	$289,574	$3,099

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year ( 2 issues)	$1,569	$(186)	89.4%
More than one year ( 9 issues)	13,963	(2,020)	87.4%
Less than $50,000 ( 74 issues)	71,194	(612)	99.1%

	$86,726	$(2,818)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year ( 4 issues)	$5,747	$326	106.0%
More than one year ( 0 issues)	—	—	0.0%
Less than $50,000 ( 22 issues)	14,503	97	100.7%

	$20,250	$423

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year ( 40 issues)	$26,241	$(4,979)	84.1%
More than one year ( 0 issues)	—	—	0.0%
Less than $50,000 ( 33 issues)	6,149	(604)	91.1%

	$32,390	$(5,583)

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other-than-temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized
	Gains (Losses)	Charges for
	on Sales	Impairment	Total
	(Dollars in thousands)

Year ended:
2007	$321	$(974)	$(653)
2006	1,193	—	1,193
2005	555	(277)	278

Liquidity and Capital Resources

Capital Ratios.  The National Association of Insurance Commissioners’ model law for RBC provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2007 and 2006, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

Sources of Funds.  The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to slightly extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.

Our insurance subsidiaries generate liquidity primarily by collecting and investing premiums in advance of paying claims. We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $64.0 million at December 31, 2007, a $19.1 million increase from December 31, 2006. For 2007, 2006 and 2005, we generated consolidated cash flow from operations of $93.2 million, $83.3 million and $76.5 million, respectively. The increase of $9.9 million and $6.8 million in 2007 and 2006, respectively, are attributable to an increase in net income of $7.9 million and $5.4 million, respectively, as well as various fluctuations within the operating activities associated with our growth.

Net cash used in investing activities was $69.1 million, $65.8 million and $107.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The $3.3 million increase in cash used in investing activities in 2007 was primarily related to a $99.3 million increase in the purchase of investments in 2007 offset by a $94.1 million increase in the proceeds from sales and maturities of investments as compared to 2006. The $42.0 million decrease in 2006 in cash used in investing activities was primarily related to a $22.0 million decrease in the purchase of investments and an $11.5 million increase in the proceeds from sales and maturities of investments as compared to 2005. Also impacting investing activities was the purchase, by NIIC, of an office building adjacent to our headquarters in Richfield, Ohio. The building was purchased for $7.0 million. An additional payment of $1.2 million was also made on January 3, 2006 for the remaining balance of the purchase price associated with the acquisition of TCC. As part of this acquisition, we acquired $5.6 million in cash and cash equivalents.

We utilized net cash from financing activities of $3.2 million, $2.9 million and provided net cash of $22.9 million, respectively, for the years ended December 31, 2007, 2006 and 2005. The $0.3 million increase in cash used in financing activities is primarily from an increase in our dividends paid on common shares to shareholders. We increased our quarterly dividend from $0.04 per common share in 2006 to $0.05 per common share in 2007. This increase in the dividend resulted in a $0.8 million increase in dividends paid in 2007. The $25.8 million decrease in 2006 in cash generated from financing activities primarily relates to the initial public offering completed in February 2005 whereby we sold 3,350,000 shares of common stock, generating approximately $40.4 million of net proceeds. We used the net proceeds for the repayment in full of a $15.0 million loan plus the accrued interest from Great American, our majority shareholder, and the remainder is currently being used as needed for general corporate purposes and potential growth opportunities.

We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from dividend and tax payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2007 is $37.7 million. Our insurance subsidiaries paid $4.0 million and $3.0 million in dividends in 2007 and 2006, respectively, without the need for regulatory approval.

Under tax allocation and cost sharing agreements among NIC and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

In May 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR (4.70% at December 31, 2007 and 5.37% at December 31, 2006) plus 420 basis points with interest payments due quarterly. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008 and anticipate exercising this right of redemption, in whole, on May 23, 2008.

On December 19, 2007 we replaced our $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at December 31, 2007. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or .125% at December 31, 2007.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. The Credit Agreement will terminate on December 19, 2012. No amounts were borrowed under this Credit Agreement at December 31, 2007.

In August 2006, our unsecured four-year term loan matured and the balance was paid off.

We believe that the cash and short term investments at December 31, 2007, funds generated from operations and funds available under the Credit Agreement will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. Historically, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we could recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense which would have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.

Off-Balance Sheet Items.  We do not have any off-balance sheet arrangements as such term is defined in applicable Securities and Exchange Commission rules.

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2007:

	Payment Due by Period
		Within			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
		(Dollars in thousands)

Gross unpaid losses and LAE(1)	$302,088	$122,762	$122,722	$41,317	$15,287
Securities lending obligations(2)	141,316	141,316	—	—	—
Long-term debt obligations(3)	15,464	15,464	—	—	—
Operating lease obligations	1,325	314	553	355	103

Total	$460,193	$279,856	$123,275	$41,672	$15,390

(1)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserve and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

(2)	The timing for the return of the collateral associated with our securities lending varies, but generally within one year; therefore, the return of collateral is reflected as being due within one year. Management believes there is an active market for securities lending and currently intends to participate in this program beyond just one year.

(3)	We plan to exercise the redemption of these debentures in whole on May 23, 2008.

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

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2007 and 2006, we had $302.1 million and $266.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2007 and 2006 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

•	the Case Incurred Development Method;

•	the Paid Development Method;

•	the Bornhuetter-Ferguson Method; and

•	the Incremental Paid LAE to Paid Loss Methods.

The period of time from the occurrence of a loss through the settlement of the liability is referred to as the “tail.” Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, management tends to give more weight to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved and more weight may be given to the Bornhuetter-Ferguson method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1.0% change would have on our 2007 net income is shown below:

Cumulative
Line of Business	Impact

Commercial Auto Liability	$1.7 million
Workers’ Compensation	$0.3 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2007, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $5.7 million.

5-yr. Average	Net Reserves	Effect on Net
Development (*)	December 31, 2007	Earnings

(2.7)%	$210.3 million	$5.7 million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that materially affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 88.4% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made changes in key assumptions used in calculating current year reserves based on historical changes or current trends observed.

Commercial Auto Liability.  In this line of business, we provide coverage protecting buses, limousines, other public transportation vehicles and trucks for accidents causing property damage or personal injury to others. Property damage liability and medical payments exposures are typically short-tail lines of business with relatively quick reporting and settlement of claims. Bodily injury exposure is long-tail because although the claim reporting of this line of business is relatively quick, the final settlement can take longer to achieve.

Some of the important variables affecting our estimation of loss reserves for commercial auto liability include:

•	litigious climate;

•	unpredictability of judicial decisions regarding coverage issues;

•	magnitude of jury awards;

•	outside counsel costs; and

•	frequency and timing of claims reporting.

We recorded favorable development of $1.4 million in 2007, $4.1 million in 2006 and $1.8 million in 2005 for this line of business as actual claim severity, driven by favorable negotiated settlements and jury awards, was significantly lower than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

Workers’ Compensation.  In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation; and

•	timing of claims reporting.

A significant portion of our workers’ compensation business is written in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. We recorded favorable prior year loss development of $3.0 million in 2007, $2.3 million in 2006 and $0.2 million in 2005 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities.

While the standard actuarial techniques do reflect expected favorable impacts from the reforms, the magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the workers’ compensation system over the next several years. While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. For recent accident years, more weight is given to the methods based on claim count and severity. Management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard tests in light of the uncertainties of future cost savings and recent rate actions since the reforms, to determine the appropriate reserve level. Due to the long-tail nature of this business, we have been conservative in recognizing the benefits from the reform legislation until a higher percentage of claims have been paid and the ultimate impact of reforms can be determined.

Within each line, Great American actuaries review the results of individual tests, supplementary statistical information and input from management to select their point estimate of the ultimate liability. This estimate may be one test, a weighted average of several tests or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management’s point estimate and to provide management with a consulting opinion regarding the advisability of modifying its reserve setting assumptions for future periods. The Great American actuaries do not develop ranges of losses.

The level of detail at which data is analyzed varies among the different lines of business. We generally analyze data by major product or coverage, using countrywide data. We determine the appropriate segmentation of the data based on data volume, data credibility, mix of business and other actuarial considerations. Point estimates are selected based on test indications and judgment.

Claims we view as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported (“IBNR”) reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. We monitor IBNR reserves monthly with financial management and quarterly with an actuary from Great American. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2007, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2007, we experienced favorable development of $5.7 million (3.1% of total net reserves) from claims incurred prior to 2007. In 2006, we experienced favorable development of $7.5 million (4.9% of total net reserves) from claims incurred prior to 2006. In 2005, we experienced favorable development of $5.2 million (4.7% of total net reserves) from claims incurred prior to 2005. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

The following table shows the breakdown of our gross loss reserves between case reserves (estimated amounts required to settle claims that have already been reported), IBNR reserves (estimated amounts that will be needed to settle claims that have already occurred but have not yet been reported to us, as well as reserves for possible development on known claims) and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves):

	At December 31, 2007
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)

Commercial auto liability	$64,504	$109,323	$36,346	$210,173
Workers’ compensation	11,100	39,642	6,075	56,817
Auto physical damage	7,380	7,165	2,341	16,886
General liability	1,163	3,944	1,761	6,868
Private passenger	3,156	1,399	1,025	5,580
Inland marine	692	2,854	235	3,781
Commercial multiple peril	908	298	213	1,419
Other lines	293	216	55	564

	$89,196	$164,841	$48,051	$302,088

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

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2007, we recorded $1.0 million in impairment adjustments, primarily related to preferred stocks in the financial and real estate sectors. The write-down’s were directly related to adverse market conditions that began in the last half of 2007 and all of the individual preferred stocks affected are current with dividend payments. We recorded no impairment adjustments in 2006 and a $0.3 million impairment adjustment in 2005. Because total unrealized losses are a component of shareholders’ equity, any recognition of other-than-temporary impairment losses has no effect on our comprehensive income or book value. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed to interest rate risk and, to a lesser extent, equity price risk. We have not entered and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Fixed Maturity Portfolio.   The fair value of our fixed maturity portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturity portfolio is comprised of primarily fixed rate investments with primarily short-term and intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in a mix of fixed income securities to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.

The following table provides information about our “available for sale” fixed maturity investments that are sensitive to interest rate risk. The table shows expected principal cash flows and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. We include callable bonds and notes based on call date or maturity date depending upon which date produces the most conservative yield. Mortgage-backed securities (“MBS”) are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2007		December 31, 2006
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$73,258	4.8%	$54,614	4.8%
2nd Subsequent calendar year	43,464	4.6%	42,741	4.8%
3rd Subsequent calendar year	44,736	4.8%	37,812	4.8%
4th Subsequent calendar year	46,946	5.1%	35,615	4.4%
5th Subsequent calendar year	36,486	5.2%	28,628	5.1%
Thereafter	127,789	4.9%	131,561	4.8%

Total	$372,679	4.9%	$330,971	4.8%

Fair value	$376,300		$327,449

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2007, approximately 11.7% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	53
Reports of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets:
December 31, 2007 and 2006	56
Consolidated Statements of Income:
Years ended December 31, 2007, 2006 and 2005	57
Consolidated Statements of Shareholders’ Equity:
Years ended December 31, 2007, 2006 and 2005	58
Consolidated Statements of Cash Flows:
Years ended December 31, 2007, 2006 and 2005	59
Notes to Consolidated Financial Statements	60

“Selected Quarterly Financial Data” has been included in Note 19 to the consolidated financial statements.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, as management of National Interstate Corporation and its subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the rules and regulations of the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers or persons performing similar functions and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2007, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2007.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ David W. Michelson David W. Michelson	/s/ Julie A. McGraw Julie A. McGraw
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 9 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation in accordance with the adoption of Statement of Financial Accounting Standards No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 7, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited National Interstate Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the National Interstate Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, National Interstate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of National Interstate Corporation and our report dated March 7, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 7, 2008

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $376,019 and $332,552, respectively)	$376,300	$327,449
Equity securities available-for-sale, at fair value (cost — $57,800 and $33,476, respectively)	52,640	34,095
Short-term investments, at cost which approximates fair value	20,907	22,744

Total investments	449,847	384,288
Cash and cash equivalents	43,069	22,166
Securities lending collateral	139,305	158,928
Accrued investment income	4,783	4,321
Premiums receivable, net of allowance for doubtful accounts of $462 and $522, respectively	84,708	77,076
Reinsurance recoverables on paid and unpaid losses	98,091	90,070
Prepaid reinsurance premiums	24,325	21,272
Deferred policy acquisition costs	17,578	15,035
Deferred federal income taxes	11,993	10,731
Property and equipment, net	19,502	18,586
Funds held by reinsurer	3,337	2,340
Prepaid expenses and other assets	2,096	1,435

Total assets	$898,634	$806,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$302,088	$265,966
Unearned premiums and service fees	145,296	127,723
Long-term debt	15,464	15,464
Amounts withheld or retained for account of others	38,739	27,885
Reinsurance balances payable	7,596	7,156
Securities lending obligation	141,316	158,928
Accounts payable and other liabilities	24,363	19,676
Commissions payable	7,332	6,347
Assessments and fees payable	3,634	3,340

Total liabilities	685,828	632,485
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,145 and 4,191 shares, respectively, in treasury	234	234
Additional paid-in capital	45,566	43,921
Retained earnings	178,190	138,450
Accumulated other comprehensive loss	(5,321)	(2,915)
Treasury shares	(5,863)	(5,927)

Total shareholders’ equity	212,806	173,763

Total liabilities and shareholders’ equity	$898,634	$806,248

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Premiums earned	$257,561	$217,319	$194,397
Net investment income	22,141	17,579	12,527
Realized (losses) gains on investments	(653)	1,193	278
Other	4,137	2,387	1,974

Total revenues	283,186	238,478	209,176
Expenses:
Losses and loss adjustment expenses	149,501	129,491	117,449
Commissions and other underwriting expense	50,922	42,671	35,741
Other operating and general expenses	12,140	9,472	8,436
Expense on amounts withheld	3,708	2,147	992
Interest expense	1,550	1,522	1,421

Total expenses	217,821	185,303	164,039

Income before federal income taxes	65,365	53,175	45,137
Provision for federal income taxes	21,763	17,475	14,857

Net income	$43,602	$35,700	$30,280

Net income per common share — basic	$2.27	$1.87	$1.62

Net income per common share — diluted	$2.25	$1.85	$1.60

Weighted average of common shares outstanding — basic	19,193	19,136	18,737

Weighted average of common shares outstanding — diluted	19,348	19,302	18,975

Cash dividends per common share	$0.20	$0.16	$0.08

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2005	$200	$1,264	$77,102	$539	$(6,316)	$72,789
Net income			30,280			30,280
Unrealized depreciation of investment securities, net of tax benefit of $1,750				(3,251)		(3,251)

Comprehensive income						27,029
Proceeds from initial public offering	34	40,357				40,391
Dividends on common stock			(1,540)			(1,540)
Issuance of 175,600 treasury shares upon exercise of stock options and stock award grants		26	(16)		244	254
Tax benefit realized from exercise of stock options		610				610

Balance at December 31, 2005	234	42,257	105,826	(2,712)	(6,072)	139,533
Net income			35,700			35,700
Unrealized depreciation of investment securities, net of tax benefit of $109				(203)		(203)

Comprehensive income						35,497
Dividends on common stock			(3,076)			(3,076)
Issuance of 104,000 treasury shares upon exercise of stock options and stock award grants		341			145	486
Tax benefit realized from exercise of stock options		557				557
Stock compensation expense		766				766

Balance at December 31, 2006	234	43,921	138,450	(2,915)	(5,927)	173,763
Net income			43,602			43,602
Unrealized depreciation of investment securities, no related tax benefit				(2,406)		(2,406)

Comprehensive income						41,196
Dividends on common stock			(3,862)			(3,862)
Issuance of 46,009 treasury shares upon exercise of options and stock award grants		392			64	456
Tax benefit realized from exercise of stock options		218				218
Stock compensation expense		1,035				1,035

Balance at December 31, 2007	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Operating activities
Net income	$43,602	$35,700	$30,280
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	382	303	887
Provision for depreciation and amortization	1,266	1,111	1,197
Net realized losses (gains) on investment securities	653	(1,193)	(278)
Deferred federal income taxes	(1,262)	(1,020)	(1,419)
Tax benefit realized from exercise of stock options	—	—	610
Stock compensation expense	1,035	766	—
Increase in deferred policy acquisition costs, net	(2,543)	(3,349)	(105)
Increase in reserves for losses and loss adjustment expenses	36,122	40,580	52,176
Increase in premiums receivable	(7,632)	(22,471)	(8,460)
Increase in unearned premiums and service fees	17,573	29,062	17,733
(Increase) decrease in interest receivable and other assets	(2,210)	2,062	(1,750)
Increase in prepaid reinsurance premiums	(3,053)	(4,056)	(1,026)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	5,966	6,986	(4,016)
Increase in amounts withheld or retained for account of others	10,854	8,566	4,105
Increase in reinsurance recoverable	(8,021)	(12,178)	(14,706)
Increase in reinsurance balances payable	440	2,452	1,275
Other	(3)	2	(2)

Net cash provided by operating activities	93,169	83,323	76,501

Investing activities
Purchases of fixed maturities	(199,918)	(95,208)	(130,598)
Purchases of equity securities	(45,460)	(50,905)	(37,473)
Proceeds from sale of fixed maturities	—	1,917	17,542
Proceeds from sale of equity securities	21,921	34,643	13,467
Proceeds from maturity of investments	156,466	47,742	41,775
Additional cash paid for purchase of subsidiary	—	(1,246)	(11,744)
Cash and cash equivalents of business acquired	—	5,585	—
Purchase of building	—	(7,025)	—
Capital expenditures	(2,087)	(1,255)	(733)

Net cash used in investing activities	(69,078)	(65,752)	(107,764)

Financing activities
Proceeds from issuance of common shares	—	—	40,391
Repayment of note payable to affiliate	—	—	(15,000)
Repayment of long-term debt	—	(833)	(1,250)
Decrease (increase) in securities lending collateral	17,612	(158,928)	—
(Decrease) increase in securities lending obligation	(17,612)	158,928	—
Tax benefit realized from exercise of stock options	218	557	—
Issuance of common shares from treasury upon exercise of stock options or stock award grants	456	486	254
Cash dividends paid on common shares	(3,862)	(3,076)	(1,540)

Net cash (used in) provided by financing activities	(3,188)	(2,866)	22,855

Net increase (decrease) in cash and cash equivalents	20,903	14,705	(8,408)
Cash and cash equivalents at beginning of year	22,166	7,461	15,869

Cash and cash equivalents at end of year	$43,069	$22,166	$7,461

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principals of Consolidation

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and watercraft throughout the United States.

The Company is a 52.8% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. On February 2, 2005, the Company completed an initial public offering (“IPO”), in which it issued 3,350,000 shares and selling shareholders sold 1,074,000 shares at an initial offering price of $13.50 per share and began trading its common shares on the Nasdaq Global Market under the symbol NATL. Prior to the initial public offering, no public market existed for the common shares. Proceeds from the offering totaled approximately $40.4 million after a deduction for the underwriting discount and offering expenses. Net proceeds were used to repay a loan from the Company’s majority shareholder, Great American, and the remainder was invested to be used in future periods for other general corporate purposes including surplus contributions to the Company’s insurance subsidiaries.

The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Hawaii, Michigan and New Jersey. The Company purchased TCC effective January 1, 2006. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIC, NIIC-HI and TCC primarily for the alternative risk transfer product. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, affiliated agencies and agent internet initiatives. The Company uses its six agency and service subsidiaries to sell and service the Company’s insurance business. This includes Hudson Management Group, Ltd. (“HMG”), a Virgin Islands corporation based in St. Thomas, which commenced operations in the first quarter of 2006. Approximately 17.1% of the Company’s premiums are written in the state of California, and an additional 31.4%, collectively, in the states of Hawaii, New York, North Carolina, Florida and Texas.

A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from statutory accounting principles (“SAP”) permitted by state regulatory agencies (see Note 16).

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

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

Net investment income is adjusted for amortization of premiums to the earliest of the call date or maturity date and accretion of discounts to maturity. Realized gains and losses credited or charged to income are determined by the specific identification method. Estimated fair values for investments are determined based on published market quotations or where not available, based on broker quotations or other independent sources. When a decline in fair market value is deemed to be other-than-temporary, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced. Interest income is recognized when earned and dividend income is recognized when declared.

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized to income during the years ended December 31, 2007, 2006 and 2005 were $44.6 million, $37.7 million and $33.5 million, respectively. There were no premium deficiencies for the years ending December 31, 2007, 2006 and 2005.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from 3 to 5 years for computer equipment, 20 to 40 years for buildings and improvements and 5 to 7 years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred.

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

Premiums Receivable

Premiums receivable are carried at cost, which approximate fair value. Management provides an allowance for doubtful accounts in the period that collectability is deemed impaired.

Reinsurance

Reinsurance premiums, commissions, expense reimbursements and reserves related to reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. A significant portion of the reinsurance is related to excess of loss reinsurance contracts. Premiums ceded are reported as a reduction of premiums earned.

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

Comprehensive Income

Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities and securities lending collateral. The details of the comprehensive income are reported in the Consolidated Statements of Shareholders’ Equity.

Earnings Per Common Share

Basic earnings per common share have been computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company grants stock options to officers under the Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 9, “Shareholders’ Equity and Stock-Based Compensation.” On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method under which prior year amounts are not restated. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options) and the nonvested portions of prior awards, based on their calculated “fair value” at the date of grant. Beginning in 2006, all share based grants, that were granted subsequent to the Company’s February 2005 initial public offering, are recognized as compensation expense on a straight line basis over the requisite service period. The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

Recent Accounting Pronouncements

Accounting for Certain Hybrid Instruments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 was effective for all financial instruments acquired or issued after January 1, 2007. The adoption of this statement had no impact on the Company’s financial condition, results of operations or liquidity.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt SFAS No. 157 on January 1, 2008 and such adoption will not have a material impact on financial condition, results of operations or liquidity.

The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective January 1, 2008, for calendar year companies. The Company did not elect the fair value option for any of its eligible assets or liabilities at the effective date.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase additional paid in capital for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to additional paid in capital is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Company will adopt EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The impact of adoption will not have a material impact on financial condition, results of operations or liquidity.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Investments

The cost or amortized cost and fair value of investments in fixed maturities and preferred and common stocks are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2007:
Fixed maturities:
U.S. Government and government agency obligations	$205,424	$1,530	$(380)	$206,574
State and local government obligations	74,727	798	(71)	75,454
Mortgage-backed securities	34,414	332	(37)	34,709
Corporate obligations	61,454	439	(2,330)	59,563

Total fixed maturities	376,019	3,099	(2,818)	376,300
Equity securities:
Preferred stocks	29,164	224	(4,464)	24,924
Common stocks	28,636	199	(1,119)	27,716

Total equity securities	57,800	423	(5,583)	52,640
Short-term investments	20,907	—	—	20,907

Total investments	$454,726	$3,522	$(8,401)	$449,847

December 31, 2006:
Fixed maturities:
U.S. Government and government agency obligations	$224,004	$265	$(3,691)	$220,578
State and local government obligations	44,217	160	(297)	44,080
Corporate obligations	64,331	299	(1,839)	62,791

Total fixed maturities	332,552	724	(5,827)	327,449
Equity securities:
Preferred stocks	21,484	374	(99)	21,759
Common stocks	11,992	371	(27)	12,336

Total equity securities	33,476	745	(126)	34,095
Short-term investments	22,744	—	—	22,744

Total investments	$388,772	$1,469	$(5,953)	$384,288

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.7 years.

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$35,580	$35,545
Due after one year through five years	147,910	148,848
Due after five years through ten years	139,078	138,318
Due after ten years	19,037	18,880

	341,605	341,591
Mortgage-backed securities	34,414	34,709

Total fixed maturities	$376,019	$376,300

Gains and losses on the sale of these investments were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Fixed maturity gains	$183	$41	$252
Fixed maturity losses	(15)	—	(236)
Equity security gains	1,068	1,156	429
Equity security losses	(1,889)	(4)	(167)

Net realized (losses) gains on investments	$(653)	$1,193	$278

The Company recorded a $1.0 million other than temporary impairment charge to income due to declines in fair market value of equity securities in 2007 primarily related to preferred stocks in the financial and real estate sectors. There was no charge to income due to declines in fair market value of fixed maturities in 2007. In 2006 there was no charge to income due to declines in fair market value of fixed maturities or equity securities. In 2005, the Company recorded a charge of $0.3 million for other-than-temporary impairments. Included in the 2005 fixed maturity losses and equity security losses above are charges to income of $0.2 million and $44 thousand, respectively, representing declines in fair market value of fixed maturities and equity securities that the Company has deemed to be other-than-temporary.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
	Fair	Unrealized	Value as	Number of	Fair	Unrealized	Value as	Number of
	Value	Losses	% of Cost	Holdings	Value	Losses	% of Cost	Holdings
				(Dollars in thousands)

December 31, 2007:
Fixed maturities:
U.S. Government and government agency obligations	$5,431	$(3)	99.9%	3	$19,193	$(377)	98.1%	17
State and local government obligations	2,781	(14)	99.5%	4	12,887	(57)	99.6%	10
Mortgage-backed securities	5,776	(37)	99.4%	6	—	—	—	—
Corporate obligations	8,713	(329)	96.4%	14	31,944	(2,001)	94.1%	31

Total fixed maturities	22,701	(383)	98.3%	27	64,024	(2,435)	96.3%	58
Equity securities:
Preferred stocks	15,544	(3,621)	81.1%	53	3,510	(843)	80.6%	9
Common stocks	11,641	(870)	93.0%	9	1,695	(249)	87.2%	2

Total equity securities	27,185	(4,491)	85.8%	62	5,205	(1,092)	82.7%	11

Total fixed maturities and equity securities	$49,886	$(4,874)	91.1%	89	$69,229	$(3,527)	95.2%	69

December 31, 2006:
Fixed maturities:
U.S. Government and government agency obligations	$38,588	$(315)	99.2%	45	$135,601	$(3,376)	97.6%	107
State and local government obligations	4,064	(30)	99.3%	7	23,378	(267)	98.9%	24
Corporate obligations	19,312	(346)	98.2%	25	30,277	(1,493)	95.3%	31

Total fixed maturities	61,964	(691)	98.9%	77	189,256	(5,136)	97.4%	162
Equity securities:
Preferred stocks	2,500	(70)	97.3%	6	2,838	(29)	99.0%	5
Common stocks	1,874	(22)	98.8%	5	675	(5)	99.3%	2

Total equity securities	4,374	(92)	97.9%	11	3,513	(34)	99.0%	7

Total fixed maturities and equity securities	$66,338	$(783)	98.8%	88	$192,769	$(5,170)	97.4%	169

At December 31, 2007, the unrealized losses on the Company’s fixed maturities portfolio were primarily caused by interest rate changes. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 99.3% of the fixed maturity unrealized losses, which is an indication of the credit quality of those investments. Approximately 50% of the fixed maturities unrealized losses related to eight bonds, whose market value has declined primarily because of interest rates. The Company has represented that it will hold these bonds until maturity or recovery. The Company has the ability to hold the fixed-maturity securities that are adversely impacted by interest rates to recovery, and will do so, as long as the securities continue to remain consistent with the Company’s investment strategy. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2007 unrealized losses in the equity securities were the result of overall investment market conditions, primarily related to the financial and real estate sectors. Management believes these unrealized losses are temporary and that no individual unrealized loss is material to the financial statements. The Company has represented that it will hold until recovery, four floating rate preferred stocks representing approximately 10% of the equity securities unrealized loss that were primarily due to their structure and general market conditions.

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Investment income:
Fixed maturities	$16,351	$14,116	$10,520
Equity securities	2,414	1,396	1,026
Short-term investments and cash equivalents	3,478	2,166	1,109

Total investment income	22,243	17,678	12,655
Investment expense	(102)	(99)	(128)

Net investment income	$22,141	$17,579	$12,527

At December 31, 2007 and 2006, the carrying value of all deposits with state insurance departments was $32.7 million and $14.2 million respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

4.	Securities Lending

In August 2006, the Company entered into a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral is invested by the lending agent generating investment income, net of applicable fees. The Company is not permitted to sell or re-pledge the collateral on the securities lending program. The Company accounts for this program as a secured borrowing and records the collateral held and corresponding liability to return the collateral on the Company’s Consolidated Balance Sheets at fair value. The securities loaned remain a recorded asset of the Company.

	December 31,
	2007	2006
	(Dollars in thousands)

Collateral obligation	$141,316	$158,928
Fair value of collateral held	139,305	158,928
Pretax unrealized loss on fair value of collateral held	(2,011)	—
Fair value of securities lent plus accrued interest	138,581	155,683

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

The following is a summary of the major classes of property and equipment:

	December 31,
	2007	2006
	(Dollars in thousands)

Land and buildings	$18,447	$18,308
Machinery and equipment	1,112	270
Data processing equipment and software	8,108	7,173
Office furniture and leasehold improvement	1,382	1,195
Automobiles	299	315

	29,348	27,261
Accumulated depreciation and amortization	(9,846)	(8,675)

Total net property and equipment	$19,502	$18,586

In October 2006, NIIC purchased for $7.0 million an office building adjacent to the Company’s headquarters in Richfield, Ohio. The building was originally purchased short-term as an investment and long-term for growth expansion. The Company recorded a depreciation expense of $1.2 million for the year ended December 31, 2007 and a depreciation expense of $1.1 million for both years ended December 31, 2006 and 2005.

6.	Leases and Rent Expense

The Company conducts operations from its two corporate campus buildings that it owns in Richfield, Ohio. A portion of the space within each building is being leased. One lease runs through 2009, without any renewal options available. The scheduled future minimum revenues under the terms of this non-cancellable lease, through the end of the lease term are $0.8 million. The other lease runs through 2011, with no renewal options available. The scheduled future minimum revenue under the terms of the lease for the tenant at December 31, 2007 is $2.7 million.

The Company uses office facilities in five other locations under leases, which expire through 2013. In February 2008, the Company signed a five year lease agreement extension at one of these locations. Minimum future operating lease obligations for these leases at December 31, 2007 and, including the lease extension signed in February 2008, total $1.3 million and are as follows: 2008 - $0.3 million; 2009 — $0.3 million; 2010 — $0.2 million; 2011 — $0.2 million; and 2012 and thereafter — $0.3 million.

Total rental expense (which includes utilities where charged by lessor) charged to operations for the years ended December 31, 2007, 2006 and 2005 were $0.5 million, $0.4 million and $0.3 million, respectively.

7.	Long-term Debt

Long-term debt was $15.5 million at December 31, 2007 and 2006 and consisted of junior subordinated debentures which mature in 2033. The interest rate on this debt is equal to the three-month LIBOR (4.70% at December 31, 2007 and 5.37% at December 31, 2006) plus 420 basis points with interest payments due quarterly.

In May 2003, the Company formed a business trust that issued mandatorily redeemable preferred capital securities (capital securities). The trust loaned the $15.5 million in proceeds from the issuance of its capital securities and common equity to the Company in the form of debentures. These debentures are the trust’s only assets and mature in 2033. Payments from the debentures finance the distributions paid on the capital securities. The Company has the right to redeem its debentures, in whole or in part, on or after May 23, 2008 and anticipates exercising this right to redemption, in whole, on May 23, 2008. In accordance with FASB Interpretation No. 46(R), (and related amendments and interpretations) Consolidation of Variable Interest Entities, the Company determined that the business trust is a variable interest entity for which it is not the primary beneficiary and therefore, did not

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidate the trust with the Company. To the extent the trust does not have funds available to make payments, as guarantor, the Company unconditionally guarantees payment of required distributions on the capital securities, the redemption price when the capital security is redeemed and amounts due if the trust is liquidated or terminated. The Company recorded its equity interest in the trust as a common stock investment.

On December 19, 2007 the Company replaced its $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at December 31, 2007. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or .125% at December 31, 2007.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. The Credit Agreement will terminate on December 19, 2012. No amounts were borrowed under this Credit Agreement at December 31, 2007.

In August 2006, the Company’s unsecured four-year term loan matured and the balance was paid off.

Cash interest paid on long-term debt during the years ended December 31, 2007, 2006 and 2005 was $1.5 million, $1.4 million and $1.3 million, respectively. No principal amount of long-term debt is required to be paid in any of the next five years ending December 31, 2008 through December 31, 2012.

8.	Income Taxes

Federal income tax expense (benefit) was as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Current federal income tax provision	$23,034	$18,527	$16,788
Deferred federal income tax benefit	(1,271)	(1,052)	(1,931)

	$21,763	$17,475	$14,857

A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rates of 35% are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Expected federal income tax expense at statuatory rate	$22,878	$18,611	$15,798
Tax effect of tax-exempt investment income	(949)	(729)	(623)
Other items, net	(166)	(407)	(318)

	$21,763	$17,475	$14,857

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred Tax Assets:
Unearned premiums	$8,528	$7,492
Unpaid losses and LAE expenses	6,599	5,885
Assignments and assessments	992	889
Unrealized losses on investments	2,412	1,570
Other, net	1,220	819

	19,751	16,655
Valuation allowance	(842)	—

	18,909	16,655
Deferred Tax Liabilities:
Deferred policy acquisition costs	(6,152)	(5,262)
Other, net	(764)	(662)

Total deferred tax liabilities	(6,916)	(5,924)

Net deferred income tax assets	$11,993	$10,731

Federal income taxes paid for 2007, 2006 and 2005 were $22.0 million, $14.4 million and $18.2 million. At December 31, 2007 and 2006, income taxes payable were $2.6 million and $1.8 million, respectively. Management has reviewed the recoverability of the deferred tax asset and believes that with the exception of unrealized losses on investments, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on investments based on limitations set forth in the Internal Revenue Code which restrict the recoverability of taxes.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. This interpretation had no impact on the Company’s results of operations, financial condition or liquidity.

The Company recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination for years before 2004. There are no ongoing examinations of income tax returns by federal or state tax authorities.

9.	Shareholders’ Equity and Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees and as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. No compensation cost for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the requisite service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology used for all options granted since the Company’s initial public offering in 2005. The Company adopted SFAS No. 123(R) using the modified prospective method for awards issued subsequent to the Company’s initial public offering, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. The Company adopted SFAS No. 123(R) using the prospective method for awards issued prior to the Company’s initial public offering. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

The Company grants options and other stock awards to officers of the Company under the LTIP. At December 31, 2007, there were 906,691 of the Company’s common shares reserved for issuance under the LTIP and options for 623,050 shares were outstanding. In 2007, the Company granted restricted stock awards and a stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. The Compensation Committee of the Board of Directors must approve all grants.

For the years ended December 31, 2007 and 2006, respectively, the Company recognized stock-based compensation expense of $1.2 million and $0.8 million. The expense for 2007 includes $0.4 million for stock bonus and restricted stock awards. Related income tax benefits were approximately $0.2 million and $0.1 million for 2007 and 2006, respectively. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

The following table illustrates the effect on the prior year’s net income and earnings per share if expense had been measured using the fair value recognition provisions for all outstanding and unvested awards prior to the adoption of SFAS 123(R). The fair value was calculated using the Black-Scholes option pricing method for options granted during 2005.

Year Ended December 31,
2005
(Dollars in thousands, except per share)

Net income, as reported	$30,280
Proforma stock-based employee compensation expense, net of related tax effects	1,186

Proforma net income	$29,094

Earnings per share:
Basic — as reported	$1.62

Basic — proforma	$1.55

Diluted — as reported	$1.60

Diluted — proforma	$1.54

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2007
	Total Options Outstanding
		Weighted	Weighted	Weighted Average
		Average	Average Fair	Remaining
	Shares	Exercise Price	Value	Contractual Term

Options outstanding, beginning of year	665,000	$15.03	$6.51
Forfeited	(32,000)	15.03	6.23
Exercised	(39,950)	7.54	3.22
Granted	30,000	24.99	8.78

Options outstanding, end of year	623,050	$15.99	$6.84	6.6 years

Options exercisable, end of year	149,450	$12.91	$5.92	3.7 years

In addition to the stock options granted under the LTIP in 2007, there were 106,500 nonvested shares of common stock awards granted during 2007 with a weighted-average grant date fair value of $30.70. No such nonvested shares of common stock awards were granted in prior years. None of the nonvested shares granted during 2007 vested during the year and there were no forfeitures related to these awards.

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified method of calculating expected term for all grants made in 2007 and 2006. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.6%	4.7%	4.2%
Expected option life	6.5 years	6.7 years	9.0 years
Expected stock price volatility	28.1%	29.6%	31.0%
Dividend yield	0.8%	0.3%	0.3%
Weighted average fair value of options granted during period	$8.78	$8.71	$7.18

The aggregate intrinsic value of options outstanding at December 31, 2007 and 2006 was $10.7 million and $6.2 million, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2007 and 2006 was $3.0 million and $0.9 million, respectively. The intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $0.7 million and $1.7 million, respectively. The total fair value of shares vested during the years ended December 31, 2007 and 2006 was $0.7 million and $0.5 million, respectively.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2007:

	Stock Option	Nonvested
	Awards	Shares
	(Dollars in thousands)

2008	$785	$483
2009	788	483
2010	430	292
2011	103	292
2012 and thereafter	43	1,458

Total remaining compensation expense	$2,149	$3,008

10.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.6 million, $0.3 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

On August 7, 2007, the Company filed a Form S-8 registration statement with the SEC registering 250,000 shares to be offered in the Savings Plan. Effective August 2007, participants in the Savings Plan can now choose to invest in the Company’s common shares as an investment option.

11.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share)

Net income	$43,602	$35,700	$30,280

Weighted average shares outstanding during year	19,193	19,136	18,737
Additional shares issuable under employee common stock option plans using treasury stock method	155	166	238

Weighted average shares outstanding assuming exercise of stock option	19,348	19,302	18,975

Net income per share:
Basic	$2.27	$1.87	$1.62
Diluted	2.25	1.85	1.60

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2007 there were no outstanding options excluded from dilutive earnings because they were anti-dilutive. For the years ended December 31, 2006 and 2005 there were 285,000 and 215,000, respectively, outstanding options excluded from dilutive earnings per share because they were anti-dilutive.

12.	Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2007, Great American owned 52.8% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.

The table below summarizes the reinsurance balances and activity with Great American:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Assumed premiums written	$6,165	$4,533	$3,733
Assumed premiums earned	5,583	4,024	3,921
Assumed losses and loss adjustment expense incurred	5,483	5,527	3,028
Ceded premiums written	3,957	3,790	5,119
Ceded premiums earned	4,031	3,956	3,870
Ceded losses and loss adjustment expense recoveries	3,304	2,797	14
Payable to Great American as of year end	49	884	720
Service fee expense	112	192	134

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

In addition, NIIC is party to a reinsurance agreement with Validus Reinsurance, Ltd. The total amount ceded under this agreement was $0.2 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. The contract terms were negotiated on an arms-length basis. NIIC deems this contract to be immaterial to operations. Validus Reinsurance, Ltd. is a subsidiary of Validus Holdings, Ltd., whose chief financial officer, Mr. Joseph E. (Jeff) Consolino, is one of the Company’s directors and the Company’s Audit Committee Chairman.

On January 17, 2008, Great American filed an Undertaking on Appeal as surety with the Superior Court of the State of California for the County of Los Angeles in the amount of $17.9 million on behalf of NIIC. This surety was purchased from Great American to secure a judgment amount associated with the Company’s pending appellate case as noted in footnote 17.

NIIC entered into a limited partnership with Clutterbuck Funds, LLC and other partners to invest in CF Special Situation Fund I, LP (“Clutterbuck”) during the third quarter of 2006. As of December 31, 2007 the Company owned approximately 12% of Clutterbuck. In September 2007, the Chairman of the Company, who at the time was

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

also serving as Chief Executive Officer, obtained a limited partnership interest in the fund. As of December 31, 2007, the Chairman held a limited partnership interest in Clutterbuck of approximately 7%.

13.	Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
			(Dollars in thousands)

Direct	$334,664	$316,787	$294,029	$264,158	$254,588	$237,639
Assumed	11,342	11,588	11,475	12,669	15,448	14,638
Ceded	(73,864)	(70,814)	(63,588)	(59,508)	(58,930)	(57,880)

Net premium	$272,142	$257,561	$241,916	$217,319	$211,106	$194,397

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2007, 2006 and 2005 were $38.1 million, $34.5 million and $24.9 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

As of December 31, 2007, the Company had reinsurance recoverables (including prepaid reinsurance premiums) due from the following reinsurers that exceeded 3.0% of consolidated shareholders’ equity:

	December 31,	A.M. Best
	2007	Rating
	(Dollars in thousands)

Platinum Underwriters Reinsurance, Inc.	$34,001	A
Motors Ins Corp	25,513	A−
TRAX Insurance Ltd.(1)	9,331	—
Great American Insurance Company	8,304	A
General Reinsurance	6,811	A++

Subtotal	83,960
All other reinsurers	38,456

Total	$122,416

Reinsurance receivable on paid and unpaid losses	$98,091
Prepaid reinsurance premiums	24,325

	$122,416

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned captive insurance program.

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

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$181,851	$151,444	$111,644
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	155,173	136,944	122,684
Prior years	(5,672)	(7,453)	(5,235)

	149,501	129,491	117,449
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	57,735	47,183	40,600
Prior years	63,315	51,901	37,049

	121,050	99,084	77,649
Reserve for losses and LAE, net of related reinsurance recoverables, end of year	210,302	181,851	151,444
Reinsurance recoverables on unpaid losses and LAE, at end of year	91,786	84,115	71,763

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$302,088	$265,966	$223,207

The foregoing reconciliation shows decreases of $5.7 million, $7.5 million and $5.2 million in the years ended December 31, 2007, 2006 and 2005, respectively, representing favorable development in claims incurred in years prior to 2007, 2006 and 2005, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported losses (“IBNR”) for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

15.	Expense on Amounts Withheld

The Company invests funds in the participant loss layer for several of the alternative risk transfer programs. The Company receives investment income and incurs an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in the Company’s “Net investment income” line on its Consolidated Statements of Income. Beginning in the fourth quarter 2007 the Company began presenting this expense as a separate income statement line item and no longer included as part of “Other operating and general expenses.” All prior periods have been reclassified to conform to the current year’s presentation.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2007, 2006 and 2005 balances related to alternative risk transfer programs were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Investment income on amounts withheld related to alternative risk transfer programs	$3,708	$2,147	$992
Investment expense on amounts withheld related to alternative risk transfer programs	3,708	2,147	992
Investment balance related to alternative risk transfer programs	89,823	58,790	33,222

16.	Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, NIIC-HI and TCC were as follows:

	As of and For The Year
	Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

NIIC statutory capital and surplus	$182,302	$148,266	$122,825
NIIC statutory net income	37,745	26,579	29,311
NIIC-HI statutory capital and surplus	9,614	8,736	8,361
NIIC-HI statutory net income	811	230	332
TCC statutory capital and surplus	14,119	13,671	N/A
TCC statutory net income	483	703	N/A

N/A — NIIC acquired TCC effective January 1, 2006.

The statutory capital and surplus of NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $37.7 million. NIIC-HI’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $0.8 million. TCC’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $0.5 million.

NIIC paid dividends of $4.0 million and $3.0 million to the Company in 2007 and 2006, respectively. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5.0 million and each of the insurance companies’ subsidiaries must meet minimum Risk Based Capital (“RBC”) levels. At December 31, 2007 NIIC, NIIC-HI and TCC exceeded the minimum RBC levels.

17.	Commitments and Contingencies

We are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and loss adjustment expense reserves. In addition, regulatory bodies, such as state insurance departments, the SEC, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investigations concerning our compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

Our insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. We have established loss and loss adjustment expense reserves for lawsuits as to which we have determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, we believe that our reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on our financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by us for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on our financial condition, cash flows and results of operations.

On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current exposure to the Company for this judgment approximates $9.0 million, net of anticipated reinsurance and, as required by the Court, the Company secured the judgment amount with a surety bond on January 17, 2008. However, the Company believes that it has a strong appellate case and strategy and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of December 31, 2007, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2007 and 2006, the liability for such assessments was $3.6 million and $3.3 million, respectively, and will be paid over several years as assessed by the various state funds.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenue:
Premiums earned:
Alternative Risk Transfer	$105,123	$75,712	$60,223
Transportation	73,592	71,682	70,502
Specialty Personal Lines	50,678	46,445	38,561
Hawaii and Alaska	17,101	15,257	14,855
Other	11,067	8,223	10,256

Total premiums earned	257,561	217,319	194,397
Net investment income	22,141	17,579	12,527
Realized (losses) gains on investments	(653)	1,193	278
Other	4,137	2,387	1,974

Total revenues	$283,186	$238,478	$209,176

19.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2007 and 2006:

	1st	2nd	3rd	4th	Total
	Quarter	Quarter	Quarter	Quarter	Year
		(Dollars in thousands)

2007
Revenues	$66,365	$70,013	$73,122	$73,686	$283,186
Net income	10,467	11,858	10,145	11,132	43,602
Net income per share — basic(1)	0.55	0.62	0.53	0.58	2.27
Net income per share — diluted(1)	0.54	0.61	0.52	0.57	2.25
2006
Revenues	$55,061	$57,390	$61,932	$64,095	$238,478
Net income	8,726	9,003	6,543	11,428	35,700
Net income per share — basic(1)	0.46	0.47	0.34	0.60	1.87
Net income per share — diluted(1)	0.45	0.47	0.34	0.59	1.85

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 53 and 55, respectively, is incorporated herein by reference.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Elect Four Directors,” “Management,” “Committee Descriptions, Reports and Meetings” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “2007 Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships or Related Transactions,” “Matters to be Considered — Proposal No. 1 Elect Four Directors” and “Committee Descriptions, Reports and Meetings” in our Proxy Statement.

Item 14.	Principal Accountant and Fees

The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 2 Ratification of Our Independent Registered Public Accounting Firm” and “Committee Descriptions, Reports and Meetings” in our Proxy Statement.

PART IV

ITEM 15

(A) The following documents are filed as part of this report:

1. The Financial Statements listed in the accompanying index on page 52 are filed as part of this report.

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

		Page/Filing
Schedule	Description	Basis

Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	84
Schedule III	Supplementary Insurance Information	87
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	88
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan*	(1)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Amended and Restated Declaration of Trust of National Interstate Capital Trust I dated as of May 22, 2003	(1)
10.6	Indenture dated as of May 22, 2003 with National Interstate Corporation as Issuer and Wilmington Trust Company as Trustee	(1)
10.7	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.8	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.9	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and Alan R. Spachman, as amended as of January 1, 2008*	(5),(8)
10.10	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.11	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.12	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.13	National Interstate Corporation Amended and Restated Management Bonus Plan*	(6)
10.14	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007	(7)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.
(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )
(2)	This information is contained in Notes to Consolidated Financial Statements at Note Three “Investments”
(3)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Reinsurance”
(4)	This information is contained in Notes to Consolidated Financial Statements at Note Fourteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information”
(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008
(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007
(7)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007
(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except
	per share data)

ASSETS
Investment in subsidiaries	$208,505	$169,526
Investments:
Fixed maturities available-for-sale, at fair value (cost of $16,385 and $16,518, respectively)	15,967	16,131
Equities available-for-sale, at fair value (cost of $1,108 and $1,133, respectively)	1,437	1,611
Short-term investments, at cost which approximates fair value	1,600	4,370

Total investments	19,004	22,112
Receivable from subsidiary	3,507	689
Cash	64	373
Securities lending collateral	10,548	—
Property and equipment — net	1,519	899
Other assets	694	518

Total assets	$243,841	$194,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Long-term debt	$15,464	$15,464
Securities lending obligation	10,548	—
Other liabilities	5,023	4,890

Total liabilities	31,035	20,354
Shareholders’ equity Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value Authorized — 50,000 shares
Issued — 23,350 shares, including 4,145 and 4,191 shares, respectively in treasury	234	234
Additional paid-in capital	45,566	43,921
Retained earnings	178,190	138,450
Accumulated other comprehensive loss	(5,321)	(2,915)
Treasury shares	(5,863)	(5,927)

Total shareholders’ equity	212,806	173,763

Total liabilities and shareholders’ equity	$243,841	$194,117

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	For Years Ended December 31
	2007	2006	2005
	(In thousands)

Revenues:
Fees from subsidiaries	$12,055	$10,862	$11,106
Net investment income	965	1,026	930
Realized gains on investments	1	13	16

Total revenues	13,021	11,901	12,052
Expenses:
General and administrative expenses	13,660	11,721	11,178
Interest expense	1,550	1,522	1,421

Total expenses	15,210	13,243	12,599

Loss before income taxes and equity in undistributed income of subsidiaries	(2,189)	(1,342)	(547)
Income tax benefit	(729)	(470)	(191)

Loss before equity in undistributed income of subsidiaries	(1,460)	(872)	(356)
Equity in undistributed income of subsidiaries, net of tax	45,062	36,572	30,636

Net income	$43,602	$35,700	$30,280

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net income	$43,602	$35,700	$30,280
Adjustments to reconcile net income to cash (used in) provided by operating activities	(46,807)	(35,612)	(29,368)

Net cash (used in) provided by operating activities	(3,205)	88	912
Investing Activities
Capital contributions to subsidiaries	—	(788)	—
Distributions from subsidiaries	4,000	3,000	—
Purchases of investments	(1,662)	(3,249)	(27,810)
Proceeds from sale or maturity of investments	4,580	3,768	5,213
Purchases of property and equipment	(834)	(416)	(338)

Net cash provided by (used in) investing activities	6,084	2,315	(22,935)
Financing Activities
Proceeds from issuance of common shares	—	—	40,391
Repayment of note payable to affiliate	—	—	(15,000)
Repayment of long-term debt	—	(833)	(1,250)
Increase in securities lending collateral	(10,548)	—	—
Increase in securities lending obligation	10,548	—	—
Issuance of common shares from treasury upon exercise of stock options	456	486	254
Cash dividends paid on common shares	(3,862)	(3,076)	(1,540)
Tax benefit realized from exercise of stock option	218	557	—

Net cash (used in) provided by financing activities	(3,188)	(2,866)	22,855
Net (decrease) increase in cash	(309)	(463)	832
Cash at beginning of year	373	836	4

Cash at end of year	$64	$373	$836

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

		Liability for					Amortization
	Deferred	Unpaid Losses				Losses and	of Deferred
	Policy	and Loss			Net	Loss	Policy	Other	Net
	Acquisition	Adjustment	Unearned	Earned	Investment	Adjustment	Acquisition	Underwriting	Premiums
	Costs	Expenses	Premiums	Premiums	Income	Expenses	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2007	$17,578	$302,088	$145,296	$257,561	$22,141	$149,501	$44,607	$6,315	$272,142
Year ended December 31, 2006	15,035	265,966	127,723	217,319	17,579	129,491	37,674	4,997	241,916
Year ended December 31, 2005	11,711	223,207	98,661	194,397	12,527	117,449	33,455	2,286	211,106

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(1)	Period
	(In thousands)

Year ended December 31, 2007
Premiums in course of collection	$522	$338	$—	$398	$462
Year ended December 31, 2006
Premiums in course of collection	580	151	—	209	522
Year ended December 31, 2005
Premiums in course of collection	361	635	—	416	580

(1)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
Name:     David W. Michelson

Title:	President and Chief Executive Officer

Signed: March 10, 2008

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MICHELSON David W. Michelson	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2008

/s/ JULIE A. MCGRAW Julie A. McGraw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ ALAN R. SPACHMAN* Alan R. Spachman	Chairman of the Board	March 10, 2008

/s/ JOSEPH E. CONSOLINO* Joseph E. Consolino	Director	March 10, 2008

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.	Director	March 10, 2008

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 10, 2008

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 10, 2008

/s/ JAMES C. KENNEDY* James C. Kennedy	Director	March 10, 2008

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 10, 2008

/s/ JOEL SCHIAVONE* Joel Schiavone	Director	March 10, 2008

*	By David W. Michelson and Julie A. McGraw, attorneys-in-fact