Form 10-Q
period 2008-03-31
National Interstate CORP
filed 2008-05-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of April 29, 2008 was 19,379,310.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $403,103 and $376,109, respectively)	$403,688	$376,300
Equity securities available-for-sale, at fair value (cost — $63,099 and $57,800, respectively)	56,343	52,640
Short-term investments, at cost which approximates fair value	4,859	20,907

Total investments	464,890	449,847
Cash and cash equivalents	61,032	43,069
Securities lending collateral, at fair value (cost — $136,496 and $141,316, respectively)	129,972	139,305
Accrued investment income	4,958	4,783
Premiums receivable, net of allowance for doubtful accounts of $442 and $462, respectively	129,364	84,708
Reinsurance recoverables on paid and unpaid losses	109,597	98,091
Prepaid reinsurance premiums	40,703	24,325
Deferred policy acquisition costs	22,615	17,578
Deferred federal income taxes	12,607	11,993
Property and equipment, net	19,546	19,502
Funds held by reinsurer	2,226	3,337
Prepaid expenses and other assets	1,635	2,096

Total assets	$999,145	$898,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$327,116	$302,088
Unearned premiums and service fees	193,119	145,296
Long-term debt	15,464	15,464
Amounts withheld or retained for account of others	44,075	38,739
Reinsurance balances payable	25,127	7,596
Securities lending obligation	136,496	141,316
Accounts payable and other liabilities	26,081	24,363
Commissions payable	9,531	7,332
Assessments and fees payable	4,054	3,634

Total liabilities	781,063	685,828
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,070 and 4,145 shares, respectively, in treasury	234	234
Additional paid-in capital	46,818	45,566
Retained earnings	186,596	178,190
Accumulated other comprehensive loss	(9,807)	(5,321)
Treasury shares, at cost	(5,759)	(5,863)

Total shareholders’ equity	218,082	212,806

Total liabilities and shareholders’ equity	$999,145	$898,634

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Premiums earned	$67,650	$60,290
Net investment income	5,895	5,145
Realized (losses) gains on investments	(638)	65
Other	837	865

Total revenues	73,744	66,365
Expenses:
Losses and loss adjustment expenses	41,685	35,533
Commissions and other underwriting expenses	12,961	11,401
Other operating and general expenses	3,232	3,030
Expense on amounts withheld	1,258	761
Interest expense	346	382

Total expenses	59,482	51,107

Income before federal income taxes	14,262	15,258
Provision for federal income taxes	4,691	4,791

Net income	$9,571	$10,467

Net income per common share — basic	$0.50	$0.55

Net income per common share — diluted	$0.49	$0.54

Weighted average of common shares outstanding — basic	19,262	19,174

Weighted average of common shares outstanding — diluted	19,422	19,341

Cash dividends per common share	$0.06	$0.05

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			9,571			9,571
Unrealized depreciation of investment securities, net of tax benefit of $671				(4,486)		(4,486)

Comprehensive income						5,085
Dividends on common stock			(1,165)			(1,165)
Issuance of 74,901 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		539			104	643
Tax benefit realized from exercise of stock options		361				361
Stock compensation expense		352				352

Balance at March 31, 2008	$234	$46,818	$186,596	$(9,807)	$(5,759)	$218,082

Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			10,467			10,467
Unrealized appreciation of investment securities, net of tax expense of $454				844		844

Comprehensive income						11,311
Dividends on common stock			(968)			(968)
Issuance of 28,212 treasury shares upon exercise of options and stock award grants		171			39	210
Tax benefit realized from exercise of stock options		166				166
Stock compensation expense		270				270

Balance at March 31, 2007	$234	$44,528	$147,949	$(2,071)	$(5,888)	$184,752

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$9,571	$10,467
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and accretion of discounts	254	65
Provision for depreciation and amortization	338	305
Net realized losses (gains) on investment securities	638	(65)
Deferred federal income taxes	57	442
Stock compensation expense	372	399
Increase in deferred policy acquisition costs, net	(5,037)	(3,589)
Increase in reserves for losses and loss adjustment expenses	25,028	18,378
Increase in premiums receivable	(44,656)	(41,987)
Increase in unearned premiums and service fees	47,823	44,431
Decrease (increase) in interest receivable and other assets	1,375	(488)
Increase in prepaid reinsurance premiums	(16,378)	(17,373)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	4,337	5,692
Increase in amounts withheld or retained for account of others	5,336	2,697
Increase in reinsurance recoverable	(11,506)	(8,177)
Increase in reinsurance balances payable	17,531	17,981
Other	81	50

Net cash provided by operating activities	35,164	29,228

Investing activities
Purchases of fixed maturities	(171,439)	(54,280)
Purchases of equity securities	(1,202)	(14,808)
Proceeds from sale of equity securities	3,578	1,210
Proceeds from maturity and redemptions of fixed maturities	152,483	36,748
Capital expenditures	(440)	(553)

Net cash used in investing activities	(17,020)	(31,683)

Financing activities
Decrease (increase) in securities lending collateral	4,820	(16,713)
(Decrease) increase in securities lending obligation	(4,820)	16,713
Tax benefit realized from exercise of stock options	361	166
Issuance of common shares from treasury upon exercise of stock options or restricted shares	623	81
Cash dividends paid on common shares	(1,165)	(968)

Net cash used in financing activities	(181)	(721)

Net increase (decrease) in cash and cash equivalents	17,963	(3,176)
Cash and cash equivalents at beginning of period	43,069	22,166

Cash and cash equivalents at end of period	$61,032	$18,990

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
The consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), American Highways Insurance Agency, Inc., Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC. Significant intercompany transactions have been eliminated.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective January 1, 2008 for calendar year companies.  The Company did not elect the fair value option for any of its eligible assets or liabilities at the effective date.
3. Fair Value Measurements
On January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS No. 157, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
Level 1 inputs are quoted prices (unadjusted) in active markets for identical securities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices within Level 1 that are observable for the security, either directly or indirectly. Level 2 inputs include quoted prices for similar securities in active markets, quoted prices for identical or similar securities that are not active and observable inputs other than quoted prices, such as interest rate and yield curves. Level 3 inputs are unobservable inputs for the asset or liability.

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Level 3 consists of financial instruments that are not traded in an active market and are valued by independent financial institutions for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology.
The following table presents the Company’s investment portfolio, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at March 31, 2008:

	March 31, 2008
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$198,389	$—	$198,389
State and local government obligations	—	99,080	—	99,080
Mortgage-backed securities	—	53,396	—	53,396
Corporate obligations	—	51,423	1,400	52,823

Total fixed maturities	—	402,288	1,400	403,688

Equity securities:
Preferred stock	17,614	7,830	3,880	29,324
Common stock	18,091	8,928	—	27,019

Total equity securities	35,705	16,758	3,880	56,343
Short-term investments	—	4,859	—	4,859

Total investments	$35,705	$423,905	$5,280	$464,890

The following table presents the underlying securities included in the Company’s securities lending collateral asset, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at March 31, 2008:

	March 31, 2008
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Fixed maturities:
Cash and cash equivalents	$57,364	$—	$—	$57,364
Mortgage-backed securities	—	27,607	—	27,607
Corporate obligations	—	40,651	4,350	45,001

Total fixed maturities:	$57,364	$68,258	$4,350	$129,972

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month period ended March 31, 2008:
	Three Months Ended March 31,2008
			Securities lending
	Corporate obligations	Preferred stock	collateral
	(Dollars in thousands)
Beginning balance at January 1, 2008	$1,388	$3,812	$4,675
Total gains or (losses):
Included in earnings	—	—	(646)
Included in other comprehensive income	12	68	321
Purchases, issuances and settlements	—	—	—
Transfers in and/or (out) of Level 3	—	—	—

Ending balance at March 31, 2008	$1,400	$3,880	$4,350

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$(646)

4. Securities Lending
The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires collateral equal to 102% of the market value of the loaned securities plus accrued interest and records the obligation to return the collateral as a liability. The collateral is invested by the lending agent generating investment income, net of applicable fees. The Company is not permitted to sell or re-pledge the collateral on the securities lending program. The Company accounts for this program as a secured borrowing and records the collateral held on the Company’s Consolidated Balance Sheets at fair value. The securities loaned remain a recorded asset of the Company.
We examine all investments, including securities lending collateral, held by the Company for possible other than temporary declines in the value of a specific investment.  In the first quarter of 2008, we recorded an  other than temporary impairment on one fixed maturity investment within our securities lending collateral portfolio, which had a fair value that was significantly below cost.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Collateral obligation	$136,496	$141,316
Pretax unrealized loss on fair value of collateral held	(5,878)	(2,011)
Other than temporary impairment charge	(646)	—
Fair value of collateral held	129,972	139,305
Fair value of securities lent plus accrued interest	133,883	138,581
5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2008, there were 839,290 of the Company’s common shares reserved for issuance under the LTIP and options for 573,250 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense of $0.4 million. Related income tax benefits were approximately $0.1 million for both the three months ended March 31, 2008 and 2007, respectively. The Company paid a dividend of $0.06 and $0.05 per common share for the three months ended March 31, 2008 and 2007, respectively.

6. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2008, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Assumed premiums written	$2,062	$1,672
Assumed premiums earned	1,561	1,203
Assumed losses and loss adjustment expense incurred	1,095	1,006
Ceded premiums written	1,546	1,756
Ceded premiums earned	924	968
Ceded losses and loss adjustment expense recoveries	248	930
Payable to Great American as of period end	1,326	294
Service fee expense	42	39
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
On January 17, 2008, Great American filed an Undertaking on Appeal as surety with the Superior Court of the State of California for the County of Los Angeles in the amount of $17.9 million on behalf of NIIC. This surety was purchased from Great American to secure a judgment amount associated with the Company’s pending appellate case as noted in Note 8 “Commitments and Contingencies.”
7. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2008		2007
	Written	Earned	Written	Earned
	(Dollars in thousands)
Direct	$130,560	$83,042	$118,212	$73,871
Assumed	2,744	2,463	2,718	2,749
Ceded	(34,236)	(17,855)	(33,702)	(16,330)

Net Premium	$99,068	$67,650	$87,228	$60,290

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2008 and 2007 were $7.7 million and $6.0 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

8. Commitments and Contingencies
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
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current exposure to the Company for this judgment approximates $9.0 million, net of anticipated reinsurance and, as required by the Court, the Company secured the judgment amount with a surety bond on January 17, 2008. However, the Company believes that it has a strong appellate case and strategy and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2008, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2008 and December 31, 2007, the liability for such assessments was $4.1 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share)
Net income	$9,571	$10,467

Weighted average shares outstanding during period	19,262	19,174
Additional shares issuable under employee common stock option plans using treasury stock method	160	167

Weighted average shares outstanding assuming exercise of stock options	19,422	19,341

Net income per share:
Basic	$0.50	$0.55
Diluted	$0.49	$0.54
For the quarter ended March 31, 2008 and 2007, there were 170,440 and 165,265, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive.

10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$28,715	$23,845
Transportation	18,594	18,064
Specialty Personal Lines	12,895	12,103
Hawaii and Alaska	4,396	4,048
Other	3,050	2,230

Total premiums earned	67,650	60,290
Net investment income	5,895	5,145
Realized (losses) gains on investments	(638)	65
Other	837	865

Total revenues	$73,744	$66,365

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
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:
•	general economic conditions and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect (among other things) our ability to sell our products, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
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
As of March 31, 2008, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.
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
Our net earnings for the first quarter of 2008 decreased $0.9 million, or 8.6%, to $9.6 million or $0.49 per share (diluted), compared to $10.5 million or $0.54 per share (diluted) for the first quarter of 2007. The decrease in net earnings is primarily attributable to unfavorable development on prior year losses and two large losses that were incurred during the first quarter of 2008. The 2008 unfavorable development and two large losses increased our 2008 loss and LAE by approximately by 2.7 and 5.3 percentage points, respectively. In addition to these two items, we also incurred an other than temporary impairment charge on our investment portfolio of $0.9 million during the first quarter of 2008 that is discussed further below.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$88,775	66.6%	$76,710	63.4%
Transportation	22,701	17.0%	21,875	18.1%
Specialty Personal Lines	15,331	11.5%	14,936	12.4%
Hawaii and Alaska	5,622	4.2%	6,154	5.1%
Other	875	0.7%	1,255	1.0%

Gross premiums written	$133,304	100.0%	$120,930	100.0%

Gross premiums written include both direct premium and assumed premium. During the first quarter of 2008, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $12.1 million, or 15.7%, compared to the same period in 2007 and accounted for approximately 97.5% of the overall premium growth. The growth in this business component is primarily due to an increase in the number of participants in our existing programs and expanded lines of coverage in one of our newer captive programs.

The group captive programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to associations or companies with similar risk profiles and to specified classes of business of our agent partners.
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less than expected losses.  We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the three months ended March 31, 2008 and 2007, we recorded $2.3 million and $1.3 million, of returns of premium, respectively.
In addition to the alternative risk transfer component, our transportation component had a $0.8 million, or 3.8%, increase in gross premiums written for the three months ended March 31, 2008 over the same period in 2007. The growth in this component is primarily due to an increase in the number of policies in force in our truck products. Gross premiums written in the specialty personal lines component increased $0.4 million, or 2.6%, compared to the same period in 2007. This increase is primarily related to additional policies in force in our commercial vehicle product from expanded marketing initiatives and product enhancements. Our Hawaii and Alaska component decreased $0.5 million, or 8.6%, due to increased competition in a softening market. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans normally based on our written premium in that state and over which we have no control, decreased $0.4 million, or 30.3%, compared to the same period in 2007.
Premiums Earned
2008 compared to 2007. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2008	2007	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$28,715	$23,845	$4,870	20.4%
Transportation	18,594	18,064	530	2.9%
Specialty Personal Lines	12,895	12,103	792	6.5%
Hawaii and Alaska	4,396	4,048	348	8.6%
Other	3,050	2,230	820	36.8%

Total premiums earned	$67,650	$60,290	$7,360	12.2%

Our net premiums earned increased $7.4 million, or 12.2%, to $67.7 million during the three months ended March 31, 2008 compared to $60.3 million for the same period in 2007. This increase is primarily attributable to the alternative risk transfer component, which accounts for approximately 66% of the overall total premiums earned growth. The $4.9 million increase in this component is mainly due to expanded insurance offerings in two of our products during 2007, as well as new participants in our existing group captive programs. Our Other component had the next largest dollar increase of $0.8 million, or 36.8%, due to an increase in our 2007 assigned risk policies over which we have no control. The specialty personal lines component increased $0.8 million, or 6.5%, during the first quarter of 2008 compared to 2007, due to an increase in policies in force in the recreational vehicle program during 2007. The transportation component increased $0.5 million, or 2.9%, during the first quarter of 2008 over 2007 primarily due to an increase in the number of policies in force mainly from our truck products.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three months ended March 31, 2008, we experienced decreased rate levels on our renewal business.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Gross premiums written	$133,304	$120,930
Ceded reinsurance	(34,236)	(33,702)

Net premiums written	99,068	87,228
Change in unearned premiums, net of ceded	(31,418)	(26,938)

Net premiums earned	$67,650	$60,290

Combined Ratios:
Loss and LAE ratio (1)	61.6%	58.9%
Underwriting expense ratio (2)	22.7%	22.5%

Combined ratio	84.3%	81.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
2008 compared to 2007.  Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2008 increased 2.7 percentage points to 61.6% compared to 58.9% in the same period in 2007.  The loss and LAE ratio for the first quarter of 2008 includes a $1.6 million, or 2.4%, increase for unfavorable development of losses from prior years compared to a reduction to the loss and LAE ratio for favorable development of $1.6 million, or 2.7%, in the first quarter of 2007.  Additionally in the first quarter of 2008, we incurred two large losses that increased our loss and LAE by $3.6 million and increased the loss ratio by approximately 5.3 percentage points over 2007.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the first quarter of 2008 remained relatively constant at 22.7% compared to 22.5% for the same period in 2007.
Investment Income
2008 compared to 2007. Net investment income increased $0.8 million, or 14.6%, to $5.9 million for the three months ended March 31, 2008 compared to $5.1 million in the same period in 2007. The net investment income increase reflects higher average invested assets due to continued strong cash flows from operations as well as a higher tax equivalent yield of the portfolio. We have historically maintained a conservative, diversified and high quality investment portfolio. During 2008 higher yields on our short-term portfolio favorably impacted our net investment income as compared to 2007.
Realized (Losses) Gains on Investments
2008 compared to 2007. Net realized losses were $0.6 million for the first quarter of 2008 compared to net realized gains of $65,000 for the first quarter of 2007. Continuing turmoil in investment markets have resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This has had an impact on our investment portfolio in 2008, as net realized gains from sales of $0.3 million were offset by an other than temporary impairment charge of $0.9 million related to two preferred stock holdings and one fixed maturity investment with market values that were significantly below cost.
Realized gains are taken when opportunities arise. When evaluating fixed maturity sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are additional factors that may encourage us to sell a fixed maturity security, at a gain or loss, prior to maturity. Historically, we have not had the need to sell our investments to generate liquidity.
Commissions and Other Underwriting Expenses
2008 compared to 2007. During the first quarter of 2008, commissions and other underwriting expenses increased $1.6 million, or 13.7%, to $13.0 million from $11.4 million in the comparable period in 2007. The quarter increase primarily related to increased commissions expense associated with our written premium growth, as well as increased retention levels in our truck products, which contributed to lower ceding commission and, therefore, a higher commission expense.
Other Operating and General Expenses
2008 compared to 2007. For the three months ended March 31, 2008, other operating and general expenses were $3.2 million, as compared to $3.0 million in the comparable period in 2007. The $0.2 million, or 6.7%, increase in other operating and general expenses during the first quarter of 2008 is primarily related to an increase in employee related expenses due to a higher personnel headcount during the first quarter of 2008 compared to the first quarter of 2007.
Expense on Amounts Withheld
2008 compared to 2007. For the three months ended March 31, 2008, the expense on amounts withheld increased $0.5 million, or 65.3%, to $1.3 million from $0.8 million in the comparable period in 2007. The quarter increase is a direct result of continued growth in our alternative risk transfer component.
Income Taxes
2008 compared to 2007. The effective tax rate was 32.9% for the three months ended March 31, 2008 compared to 31.4% for the same period in 2007. The 1.5% increase in the effective tax rate is due to a refinement in our estimate of earnings taxed at less than the United States federal tax rate.
Financial Condition
Investments and Securities Lending Collateral
At March 31, 2008, our investment portfolio contained $403.7 million in fixed maturity securities, $56.3 million in equity securities and $130.0 million in securities lending collateral, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2008, we had pretax net unrealized gains of $0.6 million on fixed maturities, offset by a pretax net unrealized loss of $5.9 on securities lending and pretax net unrealized losses of $6.8 million on equity securities.
At March 31, 2008, 99.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation. At March 31, 2008, 96.7% of the securities lending collateral was rated “investment grade” by Standard & Poor’s Corporation or invested in overnight repurchase agreements. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for the investment securities in our portfolio with unrealized gains or losses at March 31, 2008 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$322,057	$81,631
Amortized cost of securities	$317,141	$85,962
Gross unrealized gain or (loss)	$4,916	$(4,331)
Fair value as a % of amortized cost	101.6%	95.0%
Number of security positions held	291	71
Number individually exceeding $50,000 gain or loss	20	18
Concentration of gains or (losses) by type or industry:
US Government and government agencies	$2,289	$(206)
State, municipalities and political subdivisions	1,088	(843)
Mortgage-backed securities	857	(95)
Banks, insurance and brokers	439	(3,016)
Industrial and other	243	(171)
Percentage rated investment grade (1)	99.9%	98.4%
Equity Securities:
Fair value of securities	$16,886	$39,457
Cost of securities	$16,440	$46,659
Gross unrealized gain or (loss)	$446	$(7,202)
Fair value as a % of cost	102.7%	84.6%
Number individually exceeding $50,000 gain or (loss)	2	39

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.
The table below contains summary information for the securities lending collateral at March 31, 2008:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains(2)	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$59,365	$70,607
Amortized cost of securities	$59,365	$76,485
Gross unrealized gain or (loss)	$—	$(5,878)
Fair value as a % of amortized cost	100.0%	92.3%
Number of security positions held	7	19
Number individually exceeding $50,000 gain or loss	—	12
Concentration of gains or (losses) by type:
Repurchase agreements — overnight	—	—
Mortgage-backed securities	—	(5,529)
Banks, insurance and brokers	—	(349)
Percentage rated investment grade (1)	100.0%	93.8%

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.

(2)	Includes cash and cash equivalents.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2008, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	6.9%	7.2%
After one year through five years	41.4%	19.7%
After five years through ten years	35.7%	43.0%
After ten years	2.3%	18.9%

	86.3%	88.8%
Mortgage-backed securities	13.7%	11.2%

	100.0%	100.0%

The table below sets forth the scheduled maturities for securities lending collateral at March 31, 2008, based on their fair values:

	Securities with		Securities with
	Unrealized		Unrealized
	Gains		Losses
Maturity:
One year or less	100.0	% (1)	31.0%
After one year through five years	0.0%		29.9%
After five years through ten years	0.0%		0.0%
After ten years	0.0%		0.0%

	100.0%		60.9%
Mortgage-backed securities	0.0%		39.1%

	100.0%		100.0%

(1)	Includes cash and cash equivalents.

The table below summarizes the unrealized gains and losses on our investment portfolio fixed maturities and equity securities by dollar amount:

	March 31, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (18 issues)	$43,061	$1,440	103.5%
More than one year (2 issues)	1,611	289	121.9%
Less than $50,000 (271 issues)	277,385	3,187	101.2%

	$322,057	$4,916

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (10 issues)	$12,242	$(1,017)	92.3%
More than one year (8 issues)	12,322	(2,667)	82.2%
Less than $50,000 (53 issues)	57,067	(647)	98.9%

	$81,631	$(4,331)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (1 issue)	$1,220	$90	108.0%
More than one year (1 issue)	2,164	165	108.3%
Less than $50,000 (20 issues)	13,502	191	101.4%

	$16,886	$446

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (39 issues)	$32,284	$(6,591)	83.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (35 issues)	7,173	(611)	92.2%

	$39,457	$(7,202)

The table below summarizes the unrealized gains and losses on the securities lending collateral by dollar amount:

	March 31, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—
More than one year (0 issue)	—	—
Less than $50,000 (7 issues)	59,365	—	100.0%

	$59,365	$—

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (12 issues)	$39,327	$(5,808)	87.1%
More than one year (0 issues)	—	—
Less than $50,000 (7 issues)	31,280	(70)	99.8%

	$70,607	$(5,878)

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
Premiums and Reinsurance
In the alternative risk transfer component, under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first quarter of a given fiscal year. The captive renewals in the first quarter result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first quarter of a given fiscal year.
Premiums receivable increased $44.7 million, or 52.7%, and unearned premiums increased $47.8 million, or 32.9%, from December 31, 2007 to March 31, 2008. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component.
Prepaid reinsurance premiums increased $16.4 million, or 67.3%, and reinsurance balances payable increased $17.5 million, or 230.8%, from December 31, 2007 to March 31, 2008. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premiums written in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2008, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.

Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $1.9 million from $64.0 million at December 31, 2007 to $65.9 million as of March 31, 2008. Net cash provided by operating activities was $35.2 million during the three months ended March 31, 2008, compared to $29.2 million during the comparable period in 2007. This increase of $6.0 million is attributable to various fluctuations within our operating activities, the primary drivers being increases in reserves for loss and LAE and unearned premiums.
Net cash used in investing activities was $17.0 million and $31.7 million for the three months ended March 31, 2008 and 2007, respectively. The $14.7 million decrease in cash used in investing activities was primarily related to an increase in both the purchases and sales and maturities of investments of $103.6 million and $118.1 million, respectively, as compared to prior year. The increase in both purchases and sales of investments during 2008, compared to the prior period was directly influenced by current market conditions. As interest rates continued to decline, many of our high yielding U.S. government agency bonds were called and replaced with purchases of lower yielding agency bonds, municipal bonds and collateralized mortgage obligations.
We utilized net cash of $0.2 million and $0.7 million from financing activities for the three months ended March 31, 2008 and 2007, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
In 2003, we purchased the outstanding common equity of a business trust that issued mandatorily redeemable preferred capital securities. The trust used the proceeds from the issuance of its capital securities and common equity to buy $15.5 million of debentures issued by us. These debentures are the trust’s only assets and mature in 2033. The interest rate is equal to the three-month LIBOR, which is determined during the respective quarter, plus 420 basis points with interest payments due quarterly. The selected three-month LIBOR rate at March 31, 2008 and December 31, 2007 was 2.69% and 4.70%, respectively. Payments from the debentures finance the distributions paid on the capital securities. We have the right to redeem the debentures, in whole or in part, on or after May 23, 2008 and anticipate exercising this right of redemption, in whole, on May 23, 2008, through the utilization of our new credit facility.
On December 19, 2007 we replaced our $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at March 31, 2008. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at March 31, 2008.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2008, we were in compliance with all financial covenants. The Credit Agreement will terminate on December 19, 2012. No amounts were borrowed under this Credit Agreement at March 31, 2008.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of other than temporary impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2008 and December 31, 2007, we had $327.1 million and $302.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2007 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2008 and December 31, 2007.
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

Other-Than-Temporary Impairment
Our principal investments are in fixed maturities, all of which are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. Recognition of income ceases when a bond goes into default. We evaluate whether other than temporary impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:
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
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other than temporary impairment for each of those investments. During the quarter ended March 31, 2008, we recorded $0.9 million in other than temporary impairment adjustments, related to two preferred stocks and a fixed maturity investment in the financial and real estate sectors. The adjustments were directly related to adverse market conditions that began in the last half of 2007 and continued into the first quarter of 2008 and the individual preferred stocks affected are current with dividend payments. We recorded no impairment adjustments for the three months ended March 31, 2007. While it is not possible to accurately predict if or when a specific security will become impaired, given the current turmoil and uncertainty in the market, charges for other than temporary impairment could be material to results of operations in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first quarter of 2008, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2008, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2007, Note 17 to the Consolidated Financial Statements included therein and Note 8 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
                                                                NATIONAL INTERSTATE CORPORATION

Date: May 6, 2008	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2008

/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)