Form 10-Q
period 2008-06-30
National Interstate CORP
filed 2008-08-05
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of July 29, 2008 was 19,391,932.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $444,966 and $376,019, respectively)	$440,650	$376,300
Equity securities available-for-sale, at fair value (cost — $62,095 and $57,800, respectively)	54,786	52,640
Short-term investments, at cost which approximates fair value	85	20,907

Total investments	495,521	449,847
Cash and cash equivalents	40,978	43,069
Securities lending collateral (cost — $114,703 and $141,316, respectively)	108,086	139,305
Accrued investment income	5,009	4,783
Premiums receivable, net of allowance for doubtful accounts of $557 and $462, respectively	139,482	84,708
Reinsurance recoverables on paid and unpaid losses	121,157	98,091
Prepaid reinsurance premiums	45,260	24,325
Deferred policy acquisition costs	23,620	17,578
Deferred federal income taxes	16,554	11,993
Property and equipment, net	19,594	19,502
Funds held by reinsurer	2,662	3,337
Prepaid expenses and other assets	1,540	2,096

Total assets	$1,019,463	$898,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$356,327	$302,088
Unearned premiums and service fees	203,865	145,296
Long-term debt	15,000	15,464
Amounts withheld or retained for account of others	43,330	38,739
Reinsurance balances payable	26,172	7,596
Securities lending obligation	115,349	141,316
Accounts payable and other liabilities	26,908	24,363
Commissions payable	11,172	7,332
Assessments and fees payable	4,124	3,634

Total liabilities	802,247	685,828
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,057 and 4,145 shares, respectively, in treasury	234	234
Additional paid-in capital	47,339	45,566
Retained earnings	189,800	178,190
Accumulated other comprehensive loss	(14,415)	(5,321)
Treasury shares	(5,742)	(5,863)

Total shareholders’ equity	217,216	212,806

Total liabilities and shareholders’ equity	$1,019,463	$898,634

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Premiums earned	$71,813	$63,265	$139,463	$123,555
Net investment income	5,537	5,586	11,432	10,731
Realized (losses) gains on investments	(1,810)	207	(2,448)	272
Other	757	955	1,594	1,820

Total revenues	76,297	70,013	150,041	136,378
Expenses:
Losses and loss adjustment expenses	50,417	37,187	92,102	72,720
Commissions and other underwriting expenses	15,195	11,144	28,156	22,545
Other operating and general expenses	3,313	3,165	6,545	6,195
Expense on amounts withheld	1,002	883	2,260	1,644
Interest expense	225	385	571	767

Total expenses	70,152	52,764	129,634	103,871

Income before federal income taxes	6,145	17,249	20,407	32,507
Provision for federal income taxes	1,775	5,391	6,466	10,182

Net income	$4,370	$11,858	$13,941	$22,325

Net income per common share — basic	$0.23	$0.62	$0.72	$1.16

Net income per common share — diluted	$0.23	$0.61	$0.72	$1.15

Weighted average of common shares outstanding — basic	19,288	19,192	19,275	19,183

Weighted average of common shares outstanding — diluted	19,375	19,374	19,400	19,355

Cash dividends per common share	$0.06	$0.05	$0.12	$0.10

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common	Additional Paid-In	Retained	Accumulated Other	Treasury
	Stock	Capital	Earnings	Comprehensive Loss	Stock	Total
Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			13,941			13,941
Unrealized depreciation of investment securities, net of tax benefit of $2.3 million				(9,094)		(9,094)

Comprehensive income						4,847
Dividends on common stock			(2,331)			(2,331)
Issuance of 87,315 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		698			121	819
Tax benefit realized from exercise of stock options		381				381
Stock compensation expense		694				694

Balance at June 30, 2008	$234	$47,339	$189,800	$(14,415)	$(5,742)	$217,216

Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			22,325			22,325
Unrealized depreciation of investment securities, net of tax benefit of $676				(1,255)		(1,255)

Comprehensive income						21,070
Dividends on common stock			(1,928)			(1,928)
Issuance of 37,906 treasury shares upon exercise of options and stock award grants		151			53	204
Tax benefit realized from exercise of stock options		178				178
Stock compensation expense		646				646

Balance at June 30, 2007	$234	$44,896	$158,847	$(4,170)	$(5,874)	$193,933

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$13,941	$22,325
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	758	142
Provision for depreciation and amortization	688	625
Net realized losses (gains) on investment securities	2,448	(272)
Deferred federal income taxes	(2,304)	112
Stock compensation expense	694	646
Increase in deferred policy acquisition costs, net	(6,042)	(4,729)
Increase in reserves for losses and loss adjustment expenses	54,239	33,727
Increase in premiums receivable	(54,774)	(42,587)
Increase in unearned premiums and service fees	58,569	45,926
Decrease (increase) in interest receivable and other assets	977	(536)
Increase in prepaid reinsurance premiums	(20,936)	(15,509)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	6,874	3,384
Increase in amounts withheld or retained for account of others	4,591	2,850
Increase in reinsurance recoverable	(23,066)	(17,349)
Increase in reinsurance balances payable	18,576	9,328
Other	—	50

Net cash provided by operating activities	55,233	38,133

Investing activities
Purchases of fixed maturities	(305,489)	(103,821)
Purchases of equity securities	(3,287)	(22,373)
Proceeds from sale of fixed maturities	483	—
Proceeds from sale of equity securities	9,175	6,873
Proceeds from maturities and redemptions of fixed maturities	243,676	85,639
Proceeds from redemption of equity securities	464	—
Capital expenditures	(751)	(1,099)

Net cash used in investing activities	(55,729)	(34,781)

Financing activities
Decrease in securities lending collateral	25,967	5,213
Decrease in securities lending obligation	(25,967)	(5,213)
Additional long-term borrowings	15,000	—
Reductions of long-term debt	(15,464)	—
Tax benefit realized from exercise of stock options	381	178
Issuance of common shares from treasury upon exercise of stock options or stock award grants	819	204
Cash dividends paid on common shares	(2,331)	(1,928)

Net cash used in financing activities	(1,595)	(1,546)

Net (decrease) increase in cash and cash equivalents	(2,091)	1,806
Cash and cash equivalents at beginning of period	43,069	22,166

Cash and cash equivalents at end of period	$40,978	$23,972

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
2. Recent Accounting Pronouncements
The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value.  Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at the initial recognition of the asset or liability or upon a re-measurement event that gives rise to the new-basis of accounting. All subsequent changes in fair value for that instrument are reported in earnings.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be recorded at fair value nor does it eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 was effective January 1, 2008 for calendar year companies.  The Company did not elect the fair value option for any of its eligible assets or liabilities at the effective date.
3. Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS No. 157, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology.
The following table presents the Company’s investment portfolio, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at June 30, 2008:

	June 30, 2008
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$214,436	$—	$214,436
State and local government obligations	—	103,960	7,279	111,239
Mortgage-backed securities	—	63,442	—	63,442
Corporate obligations	—	50,130	1,403	51,533

Total fixed maturities	—	431,968	8,682	440,650

Equity securities:
Preferred stock	14,762	3,835	8,348	26,945
Common stock	17,291	10,550	—	27,841

Total equity securities	32,053	14,385	8,348	54,786
Short-term investments	—	85	—	85

Total investments	$32,053	$446,438	$17,030	$495,521

The following table presents the underlying securities included in the Company’s securities lending collateral asset, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at June 30, 2008:

	June 30, 2008
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Fixed maturities:
Cash and cash equivalents	$41,321	$—	$—	$41,321
Mortgage-backed securities	—	24,476	—	24,476
Corporate obligations	—	38,800	3,489	42,289

Total fixed maturities:	$41,321	$63,276	$3,489	$108,086

The following tables presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008
		State and local
	Corporate	government	Preferred	Securities lending
	obligations	obligations	stock	collateral
	(Dollars in thousands)
Beginning balance at March 31, 2008	$1,400	$—	$3,880	$4,350
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	3	—	(82)	35
Purchases, issuances and settlements (1)	—	—	—	(896)
Transfers in and/or (out) of Level 3(2)	—	7,279	4,550	—

Ending balance at June 30, 2008	$1,403	$7,279	$8,348	$3,489

	Six Months Ended June 30, 2008
		State and local
	Corporate	government	Preferred	Securities lending
	obligations	obligations	stock	collateral
		(Dollars in thousands)
Beginning balance at January 1, 2008	$1,388	$—	$3,812	$4,675
Total gains or (losses):
Included in earnings	—	—	—	(646)
Included in other comprehensive income	15	—	(14)	356
Purchases, issuances and settlements (1)	—	—	—	(896)
Transfers in and/or (out) of Level 3(2)	—	7,279	4,550	—

Ending balance at June 30, 2008	$1,403	$7,279	$8,348	$3,489

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$(646)

(1)	The settlement is attributable to a security which experienced a principal pay down during the three months ended June 30, 2008.

(2)	Transfers in and/or (out) of Level 3 during the three and six months ended June 30, 2008 are attributable to a change in the availability of market observable information for auction rate securities within the respective category.
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
We examine all investments, including securities lending collateral, held by the Company for possible other than temporary declines in the value of a specific investment.  In the first six months of 2008, we recorded an  other than temporary impairment on one fixed maturity investment within our securities lending collateral portfolio, which had a fair value that was significantly below cost.

	June 30	December 31,
	2008	2007
	(Dollars in thousands)
Collateral obligation	$115,349	$141,316
Pretax unrealized loss on fair value of collateral held	(6,617)	(2,011)
Other than temporary impairment charge	(646)	—
Fair value of collateral held	108,086	139,305
Fair value of securities lent plus accrued interest	113,186	138,581
5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2008, there were 826,876 of the Company’s common shares reserved for issuance under the LTIP and options for 621,050 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $0.3 million, with related income tax benefits of approximately $0.1 million. For both the six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense of $0.7 million and related income tax benefits of $0.2 million.
The Company paid a dividend of $0.06 and $0.05, and $0.12 and $0.10 per common share for the three and six months ended June 30, 2008 and 2007, respectively.
6. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC is a party to a reinsurance agreement involving an assumption of reinsurance with Great American Insurance Company (“Great American”). NIIA, a wholly owned subsidiary of the Company, is a party to an underwriting management agreement also with Great American, As of June 30, 2008, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. In addition, NIIC and two other subsidiaries, NIIC-HI and HIL, are involved in cessions of reinsurance with Great American to reduce exposure in certain property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$1,896	$1,941	$3,958	$3,613
Assumed premiums earned	1,640	1,390	3,201	2,593
Assumed losses and loss adjustment expense incurred	1,321	1,452	2,416	2,458
Ceded premiums written	904	1,004	2,450	2,752
Ceded premiums earned	903	986	1,827	1,953
Ceded losses and loss adjustment expense recoveries	149	110	397	1,010
Payable to Great American as of period end	765	844	765	844
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
7. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(Dollars in thousands)				(Dollars in thousands)
Direct	$98,461	$88,133	$79,547	$78,142	$229,021	$171,175	$197,759	$152,013
Assumed	3,031	2,723	2,336	2,325	5,775	5,186	5,054	5,074
Ceded	(23,402)	(19,043)	(15,349)	(17,202)	(57,638)	(36,898)	(49,051)	(33,532)

Net Premium	$78,090	$71,813	$66,534	$63,265	$177,158	$139,463	$153,762	$123,555

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2008 and 2007 were $5.8 million and $9.7 million, respectively, and were $13.5 million and $16.7 million for the six months ended June 30, 2008 and 2007 respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. The Company regularly evaluates the financial condition of its reinsurers and to minimize its exposure to significant losses from reinsurer insolvencies, seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company or obtains collateral to secure the reinsurers obligations.
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
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current exposure to the Company for this judgment approximates $9.0 million, net of anticipated reinsurance and, as required by the Court, the Company secured the judgment amount with a surety bond on January 17, 2008. However, the Company believes that it has a strong appellate case and strategy and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2008, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2008 and December 31, 2007, the liability for such assessments was $4.1 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share)		(In thousands, except per share)
Net income	$4,370	$11,858	$13,941	$22,325

Weighted average shares outstanding during period	19,288	19,192	19,275	19,183
Additional shares issuable under employee common stock option plans using treasury stock method	87	182	125	172

Weighted average shares outstanding assuming exercise of stock options	19,375	19,374	19,400	19,355

Net income per share:
Basic	$0.23	$0.62	$0.72	$1.16
Diluted	$0.23	$0.61	$0.72	$1.15
For the three months ended June 30, 2008 and 2007, there were 264,113 and 195,265, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2008 and 2007 there were 182,723 and 195,265, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive.
10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$33,521	$26,267	$63,398	$50,462
Transportation	18,833	18,735	37,720	36,841
Specialty Personal Lines	13,537	12,969	26,751	25,312
Hawaii and Alaska	4,404	4,323	8,926	8,513
Other	1,518	971	2,668	2,427

Total premiums earned	71,813	63,265	139,463	123,555
Net investment income	5,537	5,586	11,432	10,731
Realized (losses) gains on investments	(1,810)	207	(2,448)	272
Other	757	955	1,594	1,820

Total revenues	$76,297	$70,013	$150,041	$136,378

11. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was a total comprehensive loss for the second quarter of 2008 of $0.2 million and comprehensive income of $9.8 million for the second quarter of 2007. Total comprehensive income for the six months ended June 30, 2008 and 2007 was $4.8 million and $21.1 million, respectively.

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
As of June 30, 2008, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.
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
Our net earnings for the second quarter and first six months of 2008 were $4.4 million ($0.23 per share, diluted) and $13.9 million ($0.72 per share, diluted), respectively, compared to $11.9 million ($0.61 per share, diluted) and $22.3 million ($1.15 per share, diluted) reported in the same periods in 2007. We continue to experience strong revenue growth offset by an increase in loss severity during the first six months of the year. Net income was also impacted by a higher net commission expense and net realized losses on investments primarily as a result of other than temporary impairment write-downs.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$49,441	48.7%	$33,721	41.2%
Transportation	28,062	27.7%	25,238	30.8%
Specialty Personal Lines	17,349	17.1%	16,037	19.6%
Hawaii and Alaska	5,109	5.0%	5,933	7.2%
Other	1,531	1.5%	954	1.2%

Gross premiums written	$101,492	100.0%	$81,883	100.0%

	Six Months Ended June 30,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$138,216	58.9%	$110,431	54.4%
Transportation	50,763	21.6%	47,113	23.2%
Specialty Personal Lines	32,680	13.9%	30,973	15.3%
Hawaii and Alaska	10,731	4.6%	12,087	6.0%
Other	2,406	1.0%	2,209	1.1%

Gross premiums written	$234,796	100.0%	$202,813	100.0%

Gross premiums written include both direct premium and assumed premium. Gross premiums written increased $19.6 million for the second quarter of 2008 compared to 2007. During the second quarter of 2008, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $15.7 million, or 46.6%, compared to the same period in 2007 and accounted for approximately 80.2% of the overall premium growth. The growth in this business component is primarily due to the addition of two new captive programs during the second quarter of 2008.
For the first six months of 2008, the alternative risk transfer component continued to be our fastest growing component, accounting for $27.8 million, or 86.9% of the total year-to-date growth in gross premiums written over the comparable period in 2007. The year-to-date increase in the alternative risk transfer component is attributable to the addition of two new captive programs during the second quarter of 2008, as well as expanded lines of coverage in one of our existing captive programs.
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

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less than expected losses.  We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the second quarter of 2008 and 2007, we recorded $0.2 million return of premium and no return on premium, respectively. For the first half of 2008 and 2007, we recorded a return of premium of $2.5 million and $1.3 million, respectively.
In addition to the alternative risk transfer component, our transportation component had a $3.7 million, or 7.7%, increase in gross premiums written for the six months ended June 30, 2008 over the same period in 2007. The growth in this component is primarily due to new insureds in our community and medical transportation program. Gross premiums written in the specialty personal lines component increased $1.7 million, or 5.5%, compared to the same period in 2007. This increase is primarily related to additional policies in force in our commercial vehicle and watercraft products from expanded marketing initiatives and product enhancements. Our Hawaii and Alaska component decreased $1.4 million, or 11.2%, due to increased competition in a softening market. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans normally based on our written premium in that state and over which we have no control, increased $0.2 million, or 8.9%, compared to the same period in 2007.
Premiums Earned
Three months ended June 30, 2008 compared to June 30, 2007. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2008	2007	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$33,521	$26,267	$7,254	27.6%
Transportation	18,833	18,735	98	0.5%
Specialty Personal Lines	13,537	12,969	568	4.4%
Hawaii and Alaska	4,404	4,323	81	1.9%
Other	1,518	971	547	56.3%

Total premiums earned	$71,813	$63,265	$8,548	13.5%

Our net premiums earned increased $8.5 million, or 13.5%, to $71.8 million during the three months ended June 30, 2008 compared to $63.3 million for the same period in 2007. This increase is primarily attributable to the alternative risk transfer component, which accounts for approximately 85% of the overall total premiums earned growth. The $7.3 million increase in this component is mainly due to expanded insurance offerings in one of our larger captive programs. The specialty personal lines component increased $0.6 million, or 4.4%, during the second quarter of 2008 compared to 2007, due to an increase in the number of policies in force in our commercial vehicle product. Our Other component increased $0.5 million, or 56.3%, due to an increase in our 2007 assigned risk policies over which we have no control.
Six months ended June 30, 2008 compared to June 30, 2007. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2008	2007	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$63,398	$50,462	$12,936	25.6%
Transportation	37,720	36,841	879	2.4%
Specialty Personal Lines	26,751	25,312	1,439	5.7%
Hawaii and Alaska	8,926	8,513	413	4.9%
Other	2,668	2,427	241	9.9%

Total premiums earned	$139,463	$123,555	$15,908	12.9%

Our net premiums earned increased $15.9 million, or 12.9%, to $139.5 million during the six months ended June 30, 2008 compared to $123.6 million for the same period in 2007. This increase is primarily attributable to the alternative risk transfer component, which accounts for approximately 81% of the overall total premiums earned growth. The $12.9 million increase in this component is mainly due to expanded insurance offerings in two of our products during 2007, as well as new participants in our captive programs. The specialty personal lines component increased $1.4 million, or 5.7%, in the first six months of 2008 compared to the same period in 2007, due to an increase in policies in force in the commercial vehicle and recreational vehicle programs during the last half of 2007. The transportation component increased $0.9 million, or 2.4%, the first six months of 2008 compared to the same period in 2007 primarily due to an increase in the number of policies in force mainly from our truck products and our community and medical transportation product. In the transportation component, we are still experiencing a decline in renewal rates due to the current softening market.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and six months ended June 30, 2008, we experienced single digit decreases to our rate levels on our renewal business.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$101,492	$81,883	$234,796	$202,813
Ceded reinsurance	(23,402)	(15,349)	(57,638)	(49,051)

Net premiums written	78,090	66,534	177,158	153,762
Change in unearned premiums, net of ceded	(6,277)	(3,269)	(37,695)	(30,207)

Net premiums earned	$71,813	$63,265	$139,463	$123,555

Combined Ratios:
Loss and LAE ratio (1)	70.2%	58.8%	66.0%	58.9%
Underwriting expense ratio (2)	24.7%	21.1%	23.7%	21.8%

Combined ratio	94.9%	79.9%	89.7%	80.7%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended June 30, 2008 compared to June 30, 2007.  Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2008 increased 11.4 percentage points to 70.2% compared to 58.8% in the same period in 2007.  The loss and LAE ratio for the second quarter of 2008 includes a $0.5 million, or 0.6 percentage points, reduction for favorable development of losses from prior years compared to favorable development of $3.0 million, or 4.7 percentage points, in the second quarter of 2007 and was reflective of an increase in claims severity primarily in our passenger transportation products.  The increase in the loss and LAE ratio during the second quarter of 2008 from 2007 also reflects the impact of lower renewal rates that we have been experiencing from the softening market.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the second quarter of 2008 increased to 24.7% compared to 21.1% for the same period in 2007. The increase in the expense ratio of 3.6 percentage points is primarily attributable to increased commission expenses due to a change in our overall mix of business.
Six months ended June 30, 2008 compared to June 30, 2007. The loss and LAE ratio for the six months ended June 30, 2008 increased 7.1 percentage points to 66.0% compared to 58.9% in the same period in 2007.  The loss and LAE ratio for the six months ended June

30, 2008 includes a $1.2 million, or 0.8 percentage points, increase for unfavorable development of losses from prior years compared to a reduction to the loss and LAE ratio for favorable development of $4.6 million, or 3.7 percentage points, in the first six months of 2007.  Additionally in the first six months of 2008, we experienced increased claims severity primarily in our passenger transportation products. This increased severity along with decreased renewal rates that we have been experiencing from the softening market contributed to the deterioration of our loss and LAE ratio. The underwriting expense ratio for the six months ended June 30, 2008 increased 1.9 percentage points to 23.7% compared to 21.8% for the same period in 2007 and is primarily attributable to increased commission expenses due to a change in our overall mix of business.
Investment Income
2008 compared to 2007. Net investment income remained relatively constant at $5.5 million for the three months ended June 30, 2008 compared to $5.6 million in the same period in 2007 as a result of higher average cash and invested assets offset by lower yields. For the six months ended June 30, 2008 compared to the same period in 2007, net investment income increased $0.7 million, or 6.5%, to $11.4 million. We have experienced lower interest rates on cash and short-term investments and flat rates on our fixed income products. During 2008, we increased our holdings in tax-preferred municipal bonds, which resulted in after–tax investment income for the 2008 second quarter and first six months of 2008 that was 2.0% and 9.0% higher than the same periods in 2007, respectively.
Realized (Losses) Gains on Investments
2008 compared to 2007. Net realized losses were $1.8 million for the second quarter of 2008 compared to net realized gains of $0.2 for the second quarter of 2007. Net realized losses were $2.4 million for the six months ended June 30, 2008 compared to net realized gains of $0.3 million for the six months ending June 30, 2007. Continuing turmoil in investment markets have resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This has had an adverse impact on our investment portfolio in 2008, as we recognized other than temporary impairment charges of $1.6 million and $2.6 million for the second quarter and first half of 2008, respectively. These impairment charges related to several preferred stock holdings and one fixed maturity investment with market values that were significantly below cost. The realized gains recorded in 2007 were related primarily to the sale of equity holdings.
Realized gains are taken when opportunities arise. When evaluating fixed maturity sales opportunities, we do not have any specific thresholds that would cause us to sell these securities prior to maturity. We consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other than temporary impairment are additional factors that may encourage us to sell a fixed maturity security, at a gain or loss, prior to maturity. Historically, we have not had the need to sell our investments to generate liquidity.
Commissions and Other Underwriting Expenses
2008 compared to 2007. During the second quarter of 2008, commissions and other underwriting expenses increased $4.1 million, or 36.4%, to $15.2 million from $11.1 million in the comparable period in 2007. For the first half of 2008 and 2007, commissions and other underwriting expenses were $28.2 and $22.5 million, respectively, increasing $5.6 million, or 24.9%. Both the quarter and year-to-date increases relate to an increase in net commission expense due to a change in our business mix. We pay different commission rates on our various products and the quarterly commission expense can vary based on the product mix written during the quarter.
Other Operating and General Expenses
2008 compared to 2007. For the three and six months ended June 30, 2008, other operating and general expenses were $3.3 million and $6.5, respectively, as compared to $3.2 million and $6.2 million in the comparable periods in 2007. Other operating and general expenses were comparable in 2008 to 2007 for both quarter and year-to-date results.
Expense on Amounts Withheld
2008 compared to 2007. For the three and six months ended June 30, 2008, the expense on amounts withheld were $1.0 million and $2.3 million, respectively, as compared to $0.9 million and $1.6 million in the comparable periods in 2007. The increases in the expense on amounts withheld during the second quarter of 2008 and first half of 2008 are a direct result of continued growth in our alternative risk transfer component.
Income Taxes
2008 compared to 2007. The effective tax rate was 28.9% and 31.3% for the three-month period ended June 30, 2008 and 2007, respectively. The quarter-to-date decrease in the effective tax rate in 2008 is due to an increase in tax-exempt investment income compared to the same period in 2007. The 2008 year-to-date effective tax rate of 31.7% is consistent with the 31.3% rate for the same period in 2007.

Financial Condition
Investments and Securities Lending Collateral
At June 30, 2008, our investment portfolio contained $440.7 million in fixed maturity securities, $54.8 million in equity securities and $108.1 million in securities lending collateral, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2008, we had pretax net unrealized loss of $4.3 million on fixed maturities, a pretax net unrealized loss of $6.6 million on securities lending collateral and pretax net unrealized losses of $7.3 million on equity securities.
At June 30, 2008, 99.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation. At June 30, 2008, 96.8% of the securities lending collateral was rated “investment grade” by Standard & Poor’s Corporation or invested in overnight repurchase agreements. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for the fixed maturity and equity securities in our portfolio with unrealized gains or losses at June 30, 2008 follows:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$203,998	$236,652
Amortized cost of securities	$201,661	$243,305
Gross unrealized gain or (loss)	$2,337	$(6,653)
Fair value as a % of amortized cost	101.2%	97.3%
Number of security positions held	202	173
Number individually exceeding $50,000 gain or loss	6	26
Concentration of gains or (losses) by type or industry:
US Government and government agencies	$1,116	$(761)
State, municipalities and political subdivisions	317	(2,000)
Mortgage-backed securities	485	(363)
Banks, insurance and brokers	352	(3,235)
Industrial and other	67	(294)
Percentage rated investment grade (1)	99.8%	99.4%
Equity Securities:
Fair value of securities	$20,683	$34,103
Cost of securities	$20,406	$41,689
Gross unrealized gain or (loss)	$277	$(7,586)
Fair value as a % of cost	101.4%	81.8%
Number individually exceeding $50,000 gain or (loss)	2	37

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.

The table below contains summary information for the securities lending collateral at June 30, 2008:

	Securities with	Securities with
	Unrealized	Unrealized
	Gains(2)	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$44,810	$63,276
Amortized cost of securities	$44,776	$69,927
Gross unrealized gain or (loss)	$34	$(6,651)
Fair value as a % of amortized cost	100.1%	90.5%
Number of security positions held	11	18
Number individually exceeding $50,000 gain or loss	—	8
Concentration of gains or (losses) by type:
Repurchase agreements — overnight	—	—
Mortgage-backed securities	—	(6,452)
Banks, insurance and brokers	34	(199)
Percentage rated investment grade (1)	92.2%	100.0%

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.

(2)	Includes cash and cash equivalents.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2008, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	6.5%	3.8%
After one year through five years	59.9%	36.1%
After five years through ten years	15.0%	40.3%
After ten years	2.0%	7.3%

	83.4%	87.5%
Mortgage-backed securities	16.6%	12.5%

	100.0%	100.0%

The table below sets forth the scheduled maturities for securities lending collateral at June 30, 2008, based on their fair values:

	Securities with		Securities with
	Unrealized		Unrealized
	Gains		Losses
Maturity:
One year or less	92.2	%(1)	34.7%
After one year through five years	7.8%		26.6%

	100.0%		61.3%
Mortgage-backed securities	0.0%		38.7%

	100.0%		100.0%

(1)	Includes cash and cash equivalents.

The table below summarizes the unrealized gains and losses on our investment portfolio fixed maturities and equity securities by dollar amount:

	June 30, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized Gain	% of Cost
	Value	(Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$7,050	$299	104.4%
More than one year (2 issues)	1,607	284	121.5%
Less than $50,000 (196 issues)	195,341	1,754	100.9%

	$203,998	$2,337

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (18 issues)	$37,446	$(1,826)	95.4%
More than one year (8 issues)	11,998	(2,992)	80.0%
Less than $50,000 (147 issues)	187,208	(1,835)	99.0%

	$236,652	$(6,653)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—	—
More than one year (2 issues)	3,317	187	106.0%
Less than $50,000 (23 issues)	17,366	90	100.5%

	$20,683	$277

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (37 issues)	$29,242	$(7,045)	80.6%
More than one year (0 issues)	—	—	—
Less than $50,000 (29 issues)	4,861	(541)	90.0%

	$34,103	$(7,586)

The table below summarizes the unrealized gains and losses on the securities lending collateral by dollar amount:

	June 30, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—	—
More than one year (0 issue)	—	—	—
Less than $50,000 (11 issues)	44,810	34	100.1%

	$44,810	$34

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (8 issues)	$19,460	$(6,455)	75.1%
More than one year (0 issues)	—	—	—
Less than $50,000 (10 issues)	43,816	(196)	99.6%

	$63,276	$(6,651)

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
Premiums and Reinsurance
In the alternative risk transfer component, under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first six months of a given fiscal year. The captive renewals in the first six months result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year.
Premiums receivable increased $54.8 million, or 64.7%, and unearned premiums increased $58.6 million, or 40.3%, from December 31, 2007 to June 30, 2008. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component.
Prepaid reinsurance premiums increased $20.9 million, or 86.1%, and reinsurance balances payable increased $18.6 million, or 244.5%, from December 31, 2007 to June 30, 2008. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premiums written primarily in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first six months of 2008, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased $22.9 million from $64.0 million at December 31, 2007 to $41.1 million as of June 30, 2008. Net cash provided by operating activities was $55.2 million during the six-month period ended June 30, 2008, compared to $38.0 million during the comparable period in 2007. This increase of $17.2 million is attributable to various fluctuations within our operating activities.
Net cash used in investing activities was $55.7 million and $34.8 million for the six months ended June 30, 2008 and 2007, respectively. The $20.9 million increase in cash used in investing activities was primarily related to an increase in the purchases of fixed maturities of $201.7 offset by the maturity and redemptions of fixed maturities of $158.0 million, respectively, as compared to prior year. The increase in both purchases and redemptions of fixed maturities during 2008, compared to the prior period was directly influenced by current market conditions. As interest rates continued to decline, many of our high yielding U.S. government agency bonds were called and replaced with purchases of lower yielding agency bonds.
We utilized net cash of $1.6 million and $1.4 million from financing activities for the six months ended June 30, 2008 and 2007, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
On December 19, 2007 we replaced our $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45%

to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at June 30, 2008. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at June 30, 2008.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2008, we were in compliance with all financial covenants. The Credit Agreement will terminate on December 19, 2012.
On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
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
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2008 and December 31, 2007, we had $356.3 million and $302.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2007 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2008 and December 31, 2007.
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

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other than temporary impairment for each of those investments. During the quarter and six months ended June 30, 2008, we recorded $1.6 million and $2.6 million, respectively, in other than temporary impairment adjustments. These adjustments related to several preferred stocks and a fixed maturity investment in the financial and real estate sectors. The adjustments were directly related to adverse market conditions that began in the last half of 2007 and continued into the first half of 2008 and the individual preferred stocks affected are current with dividend payments. We recorded a $0.1 million impairment adjustment for the quarter and six months ended June 30, 2007. While it is not possible to accurately predict if or when a specific security will become impaired, given the current turmoil and uncertainty in the market, charges for other than temporary impairment could be material to results of operations in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first half of 2008, our total contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2008, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on April 30, 2008. There were two proposals voted upon: Proposal No. 1, election of four directors and Proposal No. 2, ratifying Ernst & Young LLP as our independent registered public accounting firm.
The votes cast for, against, withheld and the number of abstentions as to each matter voted upon at the 2008 Annual Meeting is set forth below:

Name	Term Expires	For	Against	Withheld	Abstain	Broker Non-Votes
Proposal 1:
Keith A. Jensen	2010	14,679,633	N/A	1,994,294	N/A	N/A
James C. Kennedy	2010	14,694,057	N/A	1,979,870	N/A	N/A
Joel Schiavone	2010	16,254,417	N/A	419,510	N/A	N/A
Alan R. Spachman	2010	15,045,016	N/A	1,628,911	N/A	N/A
Proposal 2		16,541,024	129,242	N/A	3,659	N/A

N/A – Not Applicable
The following are the directors whose terms continued after the meeting:

Name	Term Expires
Joseph E. Consolino	2009
Theodore H. Elliott, Jr.	2009
Gary J. Gruber	2009
Donald D. Larson	2009
ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 5, 2008	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 5, 2008	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)