Form 10-Q
period 2008-09-30
National Interstate CORP
filed 2008-11-04
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of October 29, 2008 was 19,394,244.

National Interstate Corporation

1

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $442,204 and $376,019, respectively)	$432,937	$376,300
Equity securities available-for-sale, at fair value (cost — $57,079 and $57,800, respectively)	46,376	52,640
Short-term investments, at cost which approximates fair value	85	20,907

Total investments	479,398	449,847
Cash and cash equivalents	64,750	43,069
Securities lending collateral (cost — $85,758 and $141,316, respectively)	78,007	139,305
Accrued investment income	4,954	4,783
Premiums receivable, net of allowance for doubtful accounts of $450 and $462, respectively	118,754	84,708
Reinsurance recoverables on paid and unpaid losses	138,516	98,091
Prepaid reinsurance premiums	39,585	24,325
Deferred policy acquisition costs	22,066	17,578
Deferred federal income taxes	19,257	11,993
Property and equipment, net	19,876	19,502
Funds held by reinsurer	2,949	3,337
Prepaid expenses and other assets	2,363	2,096

Total assets	$990,475	$898,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$388,715	$302,088
Unearned premiums and service fees	185,577	145,296
Long-term debt	15,000	15,464
Amounts withheld or retained for account of others	48,413	38,739
Reinsurance balances payable	17,441	7,596
Securities lending obligation	86,900	141,316
Accounts payable and other liabilities	27,572	24,363
Commissions payable	10,810	7,332
Assessments and fees payable	5,230	3,634

Total liabilities	785,658	685,828
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,055 and 4,145 shares, respectively, in treasury	234	234
Additional paid-in capital	47,680	45,566
Retained earnings	184,406	178,190
Accumulated other comprehensive loss	(21,765)	(5,321)
Treasury shares	(5,738)	(5,863)

Total shareholders’ equity	204,817	212,806

Total liabilities and shareholders’ equity	$990,475	$898,634

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Premiums earned	$75,058	$66,187	$214,521	$189,742
Net investment income	5,417	5,690	16,849	16,421
Net realized gains (losses) on investments	(8,376)	(319)	(10,824)	(47)
Other	605	1,564	2,199	3,384

Total revenues	72,704	73,122	222,745	209,500
Expenses:
Losses and loss adjustment expenses	51,995	39,844	144,097	112,564
Commissions and other underwriting expenses	18,529	13,803	46,685	36,348
Other operating and general expenses	3,241	2,795	9,786	8,990
Expense on amounts withheld	1,001	997	3,261	2,641
Interest expense	133	393	704	1,160

Total expenses	74,899	57,832	204,533	161,703

Income (loss) before federal income taxes	(2,195)	15,290	18,212	47,797
Provision for federal income taxes	2,033	5,145	8,499	15,327

Net income (loss)	$(4,228)	$10,145	$9,713	$32,470

Net income (loss) per common share — basic	$(0.22)	$0.53	$0.50	$1.69

Net income (loss) per common share — diluted	$(0.22)	$0.52	$0.50	$1.67

Weighted average of common shares outstanding — basic	19,293	19,199	19,281	19,189

Weighted average of common shares outstanding — diluted	19,293	19,459	19,375	19,401

Cash dividends per common share	$0.06	$0.05	$0.18	$0.15

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common	Additional Paid-In	Retained	Accumulated Other	Treasury
	Stock	Capital	Earnings	Comprehensive Loss	Stock	Total
Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			9,713			9,713
Unrealized depreciation of investment securities, net of tax benefit of $4,387				(16,444)		(16,444)

Comprehensive loss						(6,731)
Dividends on common stock			(3,497)			(3,497)
Issuance of 89,723 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		706			125	831
Tax benefit realized from exercise of stock options		396				396
Stock compensation expense		1,012				1,012

Balance at September 30, 2008	$234	$47,680	$184,406	$(21,765)	$(5,738)	$204,817

Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			32,470			32,470
Unrealized depreciation of investment securities, net of tax benefit of $76				(141)		(141)

Comprehensive income						32,329
Dividends on common stock			(2,892)			(2,892)
Issuance of 45,847 treasury shares upon exercise of options and stock award grants		388			64	452
Tax benefit realized from exercise of stock options		201				201
Stock compensation expense		776				776

Balance at September 30, 2007	$234	$45,286	$168,028	$(3,056)	$(5,863)	$204,629

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income	$9,713	$32,470
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,251	253
Provision for depreciation and amortization	1,017	948
Net realized losses on investment securities	10,824	47
Deferred federal income taxes	(2,877)	(268)
Stock compensation expense	1,012	776
Increase in deferred policy acquisition costs, net	(4,488)	(4,621)
Increase in reserves for losses and loss adjustment expenses	86,627	43,903
Increase in premiums receivable	(34,046)	(26,229)
Increase in unearned premiums and service fees	40,281	34,206
Increase in interest receivable and other assets	(80)	(2,089)
Increase in prepaid reinsurance premiums	(15,260)	(10,914)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	8,283	9,380
Increase in amounts withheld or retained for account of others	9,674	7,505
Increase in reinsurance recoverable	(40,425)	(18,877)
Increase in reinsurance balances payable	9,845	3,386
Other	(3)	—

Net cash provided by operating activities	81,348	69,876

Investing activities
Purchases of fixed maturities	(342,290)	(127,238)
Purchases of equity securities	(3,443)	(57,143)
Proceeds from sale of fixed maturities	1,148	—
Proceeds from sale of equity securities	10,115	14,593
Proceeds from maturity of investments	278,896	111,672
Capital expenditures	(1,359)	(1,578)

Net cash used in investing activities	(56,933)	(59,694)

Financing activities
Decrease in securities lending collateral	54,416	11,187
Decrease in securities lending obligation	(54,416)	(11,187)
Additional long-term borrowings	15,000	—
Reductions of long-term debt	(15,464)	—
Tax benefit realized from exercise of stock options	396	201
Issuance of common shares from treasury upon exercise of stock options or stock award grants	831	452
Cash dividends paid on common shares	(3,497)	(2,892)

Net cash used in financing activities	(2,734)	(2,239)
Net increase in cash and cash equivalents	21,681	7,943

Cash and cash equivalents at beginning of period	43,069	22,166

Cash and cash equivalents at end of period	$64,750	$30,109

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $10.3 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. We obtained one quote or price per instrument from our brokers and pricing services and did not adjust any quotes or prices that we obtained.
The following table presents the Company’s investment portfolio, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at September 30, 2008:

	September 30, 2008
	Level 1	Level 2	Level 3	Fair Value
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$208,695	$—	$208,695
State and local government obligations	—	108,207	7,069	115,276
Mortgage-backed securities	—	66,189	—	66,189
Corporate obligations	—	38,459	4,318	42,777

Total fixed maturities	—	421,550	11,387	432,937
Equity securities:
Preferred stock	10,407	1,834	7,813	20,054
Common stock	15,855	10,467	—	26,322

Total equity securities	26,262	12,301	7,813	46,376
Short-term investments	—	85	—	85

Total investments	$26,262	$433,936	$19,200	$479,398

The following table presents the underlying securities included in the Company’s securities lending collateral asset, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at September 30, 2008:

	September 30, 2008
	Level 1	Level 2	Level 3	Fair Value
		(Dollars in thousands)
Fixed maturities:
Cash and cash equivalents	$22,852	$2,000	$—	$24,852
Mortgage-backed securities	—	19,062	3,416	22,478
Corporate obligations	—	28,102	2,575	30,677

Total fixed maturities:	$22,852	$49,164	$5,991	$78,007

The following tables presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008
		State and local
	Corporate	government	Preferred	Securities lending
	obligations	obligations	stock	collateral
		(Dollars inthousands)
Beginning balance at June 30, 2008	$1,403	$7,279	$8,348	$3,489
Total gains or (losses):
Included in realized investment gains and (losses)	—	—	—	(495)
Included in other comprehensive income	(10)	(210)	(535)	(35)
Purchases, issuances and settlements (1)	—	—	—	(384)
Transfers in and/or (out) of Level 3 (2)	2,925			3,416

Ending balance at September 30, 2008	$4,318	$7,069	$7,813	$5,991

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$(495)

		State and local
	Corporate	government	Preferred	Securities lending
	obligations	obligations	stock	collateral
		(Dollars inthousands)
Beginning balance at January 1, 2008	$1,388	$—	$3,812	$4,675
Total gains or (losses):
Included in realized investment gains and (losses)	—	—	—	(1,141)
Included in other comprehensive income	5	(210)	(549)	321
Purchases, issuances and settlements (1)	—	—	—	(1,280)
Transfers in and/or (out) of Level 3 (2)	2,925	7,279	4,550	3,416

Ending balance at September 30, 2008	$4,318	$7,069	$7,813	$5,991

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$(1,142)

(1)	The settlement is attributable to a security which experienced a principal pay down during the three and nine months ended September 30, 2008.

(2)	Transfers in and/or (out) of Level 3 during the three and nine months ended September 30, 2008 are attributable to a change in the availability of market observable information for securities within the respective category.
4. Securities Lending
The Company participates in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio are loaned to other institutions for short periods of time. The Company requires cash collateral equal to 102% of the market value of the loaned securities plus accrued interest and records the obligation to return the collateral as a liability. The collateral is subsequently invested by the lending agent generating investment income, net of applicable fees. The Company is not permitted to sell or re-pledge the collateral on the securities lending program. The Company accounts for this program as a secured borrowing and records the collateral held on the Company’s Consolidated Balance Sheets at fair value. The securities loaned remain a recorded asset of the Company. Prior to 2008, collateral could be invested in investments with maturities beyond the loan term, including asset backed securities and corporate obligations. However, in light of the recent market turmoil, beginning in 2008, new cash collateral is only invested in overnight investments.

We examine all investments, including securities lending collateral, held by the Company for possible other-than-temporary declines in the value. In the first nine months of 2008, we recorded an other-than-temporary impairment on one fixed maturity investment within our securities lending collateral portfolio.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Collateral obligation	$86,900	$141,316
Pretax unrealized loss on fair value of collateral held	(7,751)	(2,011)
Other than temporary impairment charge	(1,142)	—
Fair value of collateral held	78,007	139,305
Fair value of securities lent plus accrued interest	85,280	138,581
5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2008, there were 824,468 of the Company’s common shares reserved for issuance under the LTIP and options for 607,050 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $0.3 million, with related income tax benefits of approximately $0.1 million. For the nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation expense of $1.0 million and $0.8 million, respectively. Related income tax benefits of $0.2 million and $0.1 million were recognized for the nine months ended September 30, 2008 and 2007, respectively.
The Company paid a dividend of $0.06 and $0.05 and $0.18 and $0.15 per common share for the three and nine months ended September 30, 2008 and 2007, respectively.
6. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC is a party to a reinsurance agreement involving an assumption of reinsurance with Great American Insurance Company (“Great American”). NIIA, a wholly owned subsidiary of the Company, is a party to an underwriting management agreement also with Great American. As of September 30, 2008, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. In addition, NIIC and two other subsidiaries, NIIC-HI and HIL, are involved in cessions of reinsurance with Great American to reduce exposure in certain property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$821	$1,288	$4,779	$4,901
Assumed premiums earned	1,617	1,467	4,818	4,060
Assumed losses and loss adjustment expense incurred	1,347	2,123	3,763	4,581
Ceded premiums written	576	658	3,026	3,410
Ceded premiums earned	880	1,013	2,707	2,966
Ceded losses and loss adjustment expense recoveries	452	146	849	1,186
Payable to Great American as of period end	526	725	526	725
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
7. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
		(Dollars in thousands)				(Dollars in thousands)
Direct	$75,487	$93,386	$67,867	$79,700	$304,508	$264,561	$265,626	$231,713
Assumed	1,964	2,748	4,190	3,878	7,739	7,934	9,244	8,952
Ceded	(15,035)	(21,076)	(12,786)	(17,391)	(72,674)	(57,974)	(61,837)	(50,923)

Net Premium	$62,416	$75,058	$59,271	$66,187	$239,573	$214,521	$213,033	$189,742

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded were $8.9 million for both the three months ended September 30, 2008 and 2007 and were $22.3 million and $25.6 million for the nine months ended September 30, 2008 and 2007, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. The Company regularly evaluates the financial condition of its reinsurers and to minimize its exposure to significant losses from reinsurer insolvencies, seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company or obtains collateral to secure the reinsurers obligations.
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
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current exposure to the Company for this judgment approximates $9.0 million, net of anticipated reinsurance and, as required by the Court, the Company secured the judgment amount with a surety bond on January 17, 2008. However, the Company believes that it has a strong appellate case and strategy and intends to vigorously pursue the appellate process. Upon appeal, the Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2008, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2008 and December 31, 2007, the liability for such assessments was $5.2 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share)		(In thousands, except per share)
Net (loss) income	$(4,228)	$10,145	$9,713	$32,470

Weighted average shares outstanding during period	19,293	19,199	19,281	19,189
Additional shares issuable under employee common stock option plans using treasury stock method	—	260	94	212

Weighted average shares outstanding assuming exercise of stock options [1]	19,293	19,459	19,375	19,401

Net (loss) income per share:
Basic	$(0.22)	$0.53	$0.50	$1.69
Diluted	$(0.22)	$0.52	$0.50	$1.67

[1]	Since the Company reported a net loss for third quarter 2008, the calculated diluted earnings per share was antidilutive; therefore, basic earnings per share is used.
For the three months ended September 30, 2008 and 2007, there were 607,050 and 51,440, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2008 and 2007, there were 264,113 and 102,723, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive.
10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description. These business components were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$35,814	$27,033	$99,212	$77,495
Transportation	19,162	18,596	56,882	55,436
Specialty Personal Lines and Commercial Vehicle	14,046	13,252	40,797	38,564
Hawaii and Alaska	4,467	4,562	13,393	13,075
Other	1,569	2,744	4,237	5,172

Total premiums earned	75,058	66,187	214,521	189,742
Net investment income	5,417	5,690	16,849	16,421
Net realized gains (losses) on investments	(8,376)	(319)	(10,824)	(47)
Other	605	1,564	2,199	3,384

Total revenues	$72,704	$73,122	$222,745	$209,500

11. Income Taxes
A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rate of 35% is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Expected federal income tax expense (benefit) at statutory rate	$(768)	$5,351	$6,374	$16,729
Tax effect of tax-exempt investment income	(339)	(241)	(1,006)	(665)
Change of valuation allowance on capital losses	3,191	—	3,191	—
Other items, net	(51)	35	(60)	(737)

	$2,033	$5,145	$8,499	$15,327

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$10,280	$8,528
Unpaid losses and LAE expenses	8,024	6,599
Assignments and assessments	1,516	992
Unrealized losses on investments	9,702	2,412
Realized losses on investments	3,867	—
Other, net	1,949	1,220

	35,338	19,751
Valuation allowance	(6,976)	(842)

	28,362	18,909

Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,723)	(6,152)
Other, net	(1,382)	(764)

Total deferred tax liabilities	(9,105)	(6,916)

Net deferred income tax assets	$19,257	$11,993

Management has reviewed the recoverability of the deferred tax asset and believes that with the exception of unrealized losses on investments and capital losses, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on equity investments of $3.7 million and a valuation allowance on realized losses on investments of $3.2 million based on limitations set forth in the Internal Revenue Code which restrict the recoverability of taxes.
12. Comprehensive Income
Comprehensive income or loss includes the Company’s net income or loss plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was a total comprehensive loss for the third quarter of 2008 of $11.6 million and comprehensive income of $11.2 million for the third quarter of 2007. The total comprehensive loss for the nine months ended September 30, 2008 was $6.7 million and total comprehensive income for the nine months ended September 30, 2007 was $32.3 million.

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
As of September 30, 2008, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. We have four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”) and six other agency and service subsidiaries. NIIC is licensed in all 50 states and the District of Columbia. HIL is domiciled in the Cayman Islands and conducts insurance business outside the United States. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. We also assume a portion of premiums written by other affiliated companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six other agency and service subsidiaries to sell and service our insurance business.
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
For the third quarter of 2008, we had a net loss of $4.2 million ($0.22 per share, diluted) compared to net earnings for the third quarter 2007 of $10.1 million ($0.52 per share, diluted). For the nine months ended September 30, 2008 and 2007, we reported net income of $9.7 million ($0.50 per share, diluted) compared to $32.5 million ($1.67 per share, diluted), respectively. Our income in the third quarter and year-to-date were adversely impacted by the turbulent market environment, as evidenced by our net realized losses on investments of $8.4 million for the third quarter of 2008 and $10.8 million for year-to-date 2008.
Exclusive of our net realized investment losses, we had pre-tax operating income of $6.2 million for the three months ended September 30, 2008 compared to $15.6 million in the comparable period in 2007. For the nine months ended September 30, 2008 and 2007, we had pre-tax operating income of $29.0 million and $47.8 million, respectively. Although, we have experienced strong revenue growth for the third quarter of 2008 and through the first nine months of 2008, our revenue growth has been offset by an increase in large loss severity, primarily due to our charter passenger transportation business. While the losses have occurred with both large and small charter companies, we have focused our attention on the small fleet operators, which represent a relatively small portion of our public transportation premium and have historically performed well. We are in the process of reviewing most of our large fleet charter transportation book and our entire in-force small fleet book of charter transportation business to ensure that our high underwriting standards are in place. Other initiatives centered on risk selection and pricing adequacy have been implemented relative to the entire charter transportation product. In addition to an increase in loss severity, we have also experienced a higher net commission expense compared to prior year due to a change in our business mix.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2008		2007
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$33,808	43.7%	$22,435	31.1%
Transportation	20,972	27.1%	25,717	35.7%
Specialty Personal Lines and Commercial Vehicle	14,120	18.2%	12,773	17.7%
Hawaii and Alaska	6,996	9.0%	7,747	10.8%
Other	1,555	2.0%	3,385	4.7%

Gross premiums written	$77,451	100.0%	$72,057	100.0%

	Nine Months Ended September 30,
	2008		2007
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$172,024	55.1%	$132,866	48.4%
Transportation	71,735	23.0%	72,830	26.5%
Specialty Personal Lines and Commercial Vehicle	46,800	15.0%	43,746	15.9%
Hawaii and Alaska	17,727	5.7%	19,834	7.2%
Other	3,961	1.2%	5,594	2.0%

Gross premiums written	$312,247	100.0%	$274,870	100.0%

Gross premiums written include both direct premium and assumed premium. Gross premiums written increased $5.4 million for the third quarter of 2008 compared to 2007. During the third quarter of 2008, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest dollar increase of $11.4 million, or 50.7%, compared to the same period in 2007. The growth in this business component is primarily due to the addition of a new captive program in the third quarter of 2008 and continued growth in our existing captive programs. Our specialty personal lines and commercial vehicle (“CV”) component grew $1.3 million during the third quarter 2008 compared to 2007, due to additional policies in force for both our CV and watercraft products. The increases in the alternative risk transfer and specialty personal lines and CV components were offset by decreases in the transportation, Hawaii and Alaska and Other components of $4.7 million, $0.8 million and $1.8 million, respectively. The transportation and Hawaii and Alaska components decreased due to the increased competition in the market and our focus on maintaining our underwriting discipline by achieving an underwriting profit even if we forgo volume as a result. Our Other component is comprised of assigned risk policies over which we have no control.
For the first nine months of 2008, both the alternative risk transfer component and the specialty personal lines component experienced growth in gross premiums written. Our alternative risk transfer component increased $39.2 million, or 29.5%, over the comparable period in 2007. The growth in this component is primarily due to three new captive programs added during 2008, which contributed to $16.1 million of the total year-to-date increase. Additional increases in this component are related to expanded lines of coverage in one of our existing captive programs and the addition of new members to existing captive programs.
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
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less than expected losses. We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the third quarter of 2008 and 2007, we recorded a return of premium of $2.8 million and $0.3 million, respectively. For the first nine months of 2008 and 2007, we recorded a return of premium of $5.3 million and $1.6 million, respectively.
In addition to the alternative risk transfer component, our specialty personal lines and CV component had a $3.1 million, or 7.0%, increase in gross premiums written for the nine months ended September 30, 2008 over the same period in 2007. The growth in this component is primarily due to additional policies in force in our CV and watercraft products from expanded marketing initiatives and product enhancements. Our Transportation and Hawaii and Alaska components decreased $1.1 million and $2.1 million, respectively, over the comparable period in 2007 due to increased competition in a soft market. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans normally based on our written premium in that state and over which we have no control, decreased $1.6 million, or 29.2%, compared to the same period in 2007.
Premiums Earned
Three months ended September 30, 2008 compared to September 30, 2007. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2008	2007	Amount	Percent
		(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$35,814	$27,033	$8,781	32.5%
Transportation	19,162	18,596	566	3.0%
Specialty Personal Lines and CV	14,046	13,252	794	6.0%
Hawaii and Alaska	4,467	4,562	(95)	(2.1%)
Other	1,569	2,744	(1,175)	(42.8%)

Total premiums earned	$75,058	$66,187	$8,871	13.4%

Our net premiums earned increased $8.9 million, or 13.4%, to $75.1 million during the three months ended September 30, 2008 compared to $66.2 million for the same period in 2007. This increase is primarily attributable to the $8.8 million increase in the alternative risk transfer component due to expanded insurance offerings in one of our larger programs, and continued growth in our existing captive programs. The specialty personal lines and CV component increased $0.8 million, or 6.0%, during the third quarter of 2008 compared to 2007, due to an increase in the number of policies in force in our CV product. Our transportation component grew $0.6 million, or 3.0%, from growth experienced in our community and medical transportation product and truck products during the fourth quarter of 2007 and first half of 2008. Our Other component decreased $1.2 million, or 42.8%, due to a decrease in our assigned risk policies over which we have no control.

Nine months ended September 30, 2008 compared to September 30, 2007. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2008	2007	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$99,212	$77,495	$21,717	28.0%
Transportation	56,882	55,436	1,446	2.6%
Specialty Personal Lines and CV	40,797	38,564	2,233	5.8%
Hawaii and Alaska	13,393	13,075	318	2.4%
Other	4,237	5,172	(935)	(18.1%)

Total premiums earned	$214,521	$189,742	$24,779	13.1%

Our net premiums earned increased $24.8 million, or 13.1%, to $214.5 million during the nine months ended September 30, 2008 compared to $189.7 million for the same period in 2007. This increase is primarily attributable to the alternative risk transfer component, which accounts for approximately 88% of the overall total premiums earned growth. The $21.7 million increase in this component is mainly due to expanded insurance offerings in two of our products during 2007 and the first half of 2008, as well as new participants in our captive programs. The specialty personal lines and CV component increased $2.2 million, or 5.8%, in the first nine months of 2008 compared to the same period in 2007, due primarily to an increase in policies in force in the CV product during the last half of 2007 and first half of 2008. The transportation component increased $1.4 million, or 2.6%, the first nine months of 2008 compared to the same period in 2007 primarily due to an increase in the number of policies in force mainly from our community and medical transportation product and truck products. In the transportation component, we are still experiencing a modest decline in year over year renewal rates due to the current softening market.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and nine months ended September 30, 2008, we experienced single digit decreases to our rate levels on our renewal business.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$77,451	$72,057	$312,247	$274,870
Ceded reinsurance	(15,036)	(12,786)	(72,674)	(61,837)

Net premiums written	62,415	59,271	239,573	213,033
Change in unearned premiums, net of ceded	12,643	6,916	(25,052)	(23,291)

Net premiums earned	$75,058	$66,187	$214,521	$189,742

Combined Ratios:
Loss and LAE ratio (1)	69.3%	60.2%	67.2%	59.3%
Underwriting expense ratio (2)	28.2%	22.7%	25.3%	22.1%

Combined ratio	97.5%	82.9%	92.5%	81.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

Three months ended September 30, 2008 compared to September 30, 2007. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the third quarter of 2008 increased 9.1 percentage points to 69.3% compared to 60.2% in the same period in 2007. The loss and LAE ratio for the third quarter of 2008 reflects an increase in claims severity primarily in our charter passenger transportation products and includes a $0.3 million, or 0.4 percentage points, reduction for favorable development of losses from prior years compared to favorable development of $0.4 million, or 0.5 percentage points, in the third quarter of 2007 . During the third quarter of 2008 these large losses from the charter passenger transportation products contributed approximately 4 percentage points to the loss ratio. The increase in the loss and LAE ratio during the third quarter of 2008 from 2007 also reflects the impact of modestly lower renewal rates that we have been experiencing from the softening market and frequency associated with the seasonality of our RV product.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the third quarter of 2008 increased 5.5 percentage points to 28.2% compared to 22.7% for the same period in 2007. A one-time state guarantee fund charge contributed 1.7 percentage points increase to the expense ratio for the third quarter 2008. During the third quarter of 2007, we received a $0.8 million lease buyout from a tenant that leased space at our corporate campus. This buyout increased rental income by approximately $0.8 million and reduced the 2007 third quarter expense ratio by 1.2 percentage points. The remainder of the change in the expense ratio in the third quarter of 2008 is attributable to increased commission expenses due to a change in our overall mix of business.
Nine months ended September 30, 2008 compared to September 30, 2007. The loss and LAE ratio for the nine months ended September 30, 2008 increased 7.9 percentage points to 67.2% compared to 59.3% in the same period in 2007. The loss and LAE ratio for the nine months ended September 30, 2008 includes a $0.8 million, or 0.4 percentage points, increase for unfavorable development of losses from prior years compared to a reduction to the loss and LAE ratio for favorable development of $5.0 million, or 2.6 percentage points, in the first nine months of 2007. Additionally in the first nine months of 2008, we experienced increased claims severity primarily in our charter passenger transportation products, which accounted for approximately a 5 percentage point increase to the loss ratio. We are currently focusing our attention on our small fleet passenger transportation product to ensure that our high underwriting standards are still in place. Initiatives centered on risk selection and pricing adequacy have been implemented to address the unusually high losses that we have encountered.
The underwriting expense ratio for the nine months ended September 30, 2008 increased 3.2 percentage points to 25.3% compared to 22.1% for the same period in 2007. The increase in our year-to-date 2008 expense ratio is primarily due to a change in our overall mix of business, including high premium growth in products that tend to have higher commission rates.
Net Investment Income
2008 compared to 2007. Net investment income remained relatively constant at $5.4 million for the three months ended September 30, 2008 compared to $5.7 million in the same period in 2007 as a result of higher average cash and invested assets offset by lower yields. For the nine months ended September 30, 2008 compared to the same period in 2007, net investment income increased $0.4 million, or 2.6%, to $16.8 million. We have experienced lower interest rates on cash and short-term investments and flat rates on our fixed income investments.
Net Realized Gains (Losses) on Investments
2008 compared to 2007. Net realized losses were $8.4 million and $0.3 million for the third quarter of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, net realized losses were $10.8 million and $0.1 million, respectively. Continuing turmoil in investment markets has caused market declines in our investment portfolio, particularly in the financial and real estate related holdings. This has had an adverse impact on our investment portfolio in 2008, as we recognized other-than-temporary impairment charges on investments of $8.0 million and $10.5 million for the third quarter and first nine months of 2008, respectively. Of the $8.0 million, $5.8 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $1.6 million related to securities in the financial and real estate sector. The others are in insurance and asset backed. For both the quarter and nine months ended September 30, 2007, we recognized a $0.2 million other-than-temporary impairment charge.
Realized gains are taken when opportunities arise. When evaluating fixed maturity sales opportunities, we consider multiple factors, such as reinvestment alternatives and specific circumstances of the investment currently held. Credit quality, portfolio allocation and other-than-temporary impairment are additional factors that may encourage us to sell a fixed maturity security, at a gain or loss, prior to maturity. Historically, we have not had the need to sell our investments to generate liquidity.

Commissions and Other Underwriting Expenses
2008 compared to 2007. During the third quarter of 2008, commissions and other underwriting expenses increased $4.7 million, or 34.2%, to $18.5 million from $13.8 million in the comparable period in 2007. For the first nine months of 2008 and 2007, commissions and other underwriting expenses were $46.7 and $36.3 million, respectively, increasing $10.3 million, or 28.4%. Both the quarter and year-to-date increases relate to an increase in net commission expense due to growth and a change in our business mix. Our various products have different commission rates, therefore the quarterly and year-to-date commission expense can vary based on the product mix written during the period. During both the third quarter of 2008 and year-to-date 2008 results, our premium growth has typically been in products that have higher commission rates. In addition to a change in our overall mix of business, we recorded an approximate $1.3 million charge for a one-time state guarantee fund in the third quarter of 2008, which was also a contributing factor to the increase in our commissions and other underwriting expenses.
Other Operating and General Expenses
2008 compared to 2007. For the three and nine months ended September 30, 2008, other operating and general expenses were $3.2 million and $9.8 million, respectively, as compared to $2.8 million and $9.0 million in the comparable periods in 2007. Other operating and general expenses for both the quarter and year-to-date results increased mainly as a result of an increase in employee headcount over prior year.
Expense on Amounts Withheld
2008 compared to 2007. For the three and nine months ended September 30, 2008, the expense on amounts withheld were $1.0 million and $3.3 million, respectively, as compared to $1.0 million and $2.6 million in the comparable periods in 2007. The increases in the expense on amounts withheld during the first nine months of 2008 are a direct result of continued growth in our alternative risk transfer component. The expense on amounts withheld remained relatively constant for the third quarter 2008 compared to third quarter 2007 primarily due to the current market turmoil.
Income Taxes
2008 compared to 2007. The effective tax rate was (92.6%) and 33.6% for the three-month period ended September 30, 2008 and 2007, respectively. The 2008 year-to-date effective tax rate increased 14.6 percentage points to 46.7% compared to 32.1% rate for the same period in 2007. The change in the effective tax rate is due to a valuation allowance of $3.2 million that was taken on our realized investment losses, which increased both the 2008 third quarter and year-to-date income tax provision and increased the year-to-date 2008 effective tax rate 17.5 percentage points.
Financial Condition
Investments and Securities Lending Collateral
At September 30, 2008, our investment portfolio contained $432.9 million in fixed maturity securities, $46.4 million in equity securities and $78.0 million in securities lending collateral, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2008, we had pretax net unrealized loss of $9.3 million on fixed maturities, $7.8 million on securities lending collateral and $10.7 million on equity securities. Our investment portfolio allocation is driven by our investment policy, which is weighted towards high quality fixed maturity investments. Although our current holdings and investment policy are focused on maintaining a high quality portfolio, we remain exposed to future market fluctuations, especially given the current global financial crisis.
At September 30, 2008, 99.6% of our fixed maturities were rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation. At September 30, 2008, 91.6% of the securities lending collateral was rated “investment grade” by Standard & Poor’s Corporation or invested in overnight repurchase agreements. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summarized information for the unrealized gains and losses recorded in the Company’s investment portfolio on the Balance Sheet at September 30, 2008, is shown in the following table. Approximately $1.8 million of available for sale “Fixed maturities” and $13.5 million of “Equity securities” had no unrealized gains or losses at September 30, 2008.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$187,839	$243,278
Amortized cost of securities	$186,010	$254,374
Gross unrealized gain or (loss)	$1,829	$(11,096)
Fair value as a % of amortized cost	101.0%	95.6%
Number of security positions held	171	201
Number individually exceeding $50,000 gain or loss	4	46
Concentration of gains or (losses) by type or industry:
US Government and government agencies	$1,060	$(928)
State, municipalities and political subdivisions	235	(3,544)
Mortgage-backed securities	391	(427)
Banks, insurance and brokers	121	(5,679)
Industrial and other	22	(518)
Percentage rated investment grade (1)	99.6%	99.6%
Equity Securities:
Fair value of securities	$3,244	$29,679
Cost of securities	$3,054	$40,572
Gross unrealized gain or (loss)	$190	$(10,893)
Fair value as a % of cost	106.2%	73.2%
Number individually exceeding $50,000 gain or (loss)	1	40

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.
Summarized information for the unrealized gains and losses recorded in the Company’s security lending collateral on the Balance Sheet at September 30, 2008, is shown in the following table. Approximately $27.4 million of fixed maturity investments had no unrealized gains or losses at September 30, 2008.

Unrealized
Losses
Fixed Maturities:
Fair value of securities	$50,580
Amortized cost of securities	$58,331
Gross unrealized gain or (loss)	$(7,751)
Fair value as a % of amortized cost	86.7%
Number of security positions held	16
Number individually exceeding $50,000 gain or loss	11
Concentration of gains or (losses) by type:
Repurchase agreements — overnight	—
Mortgage-backed securities	(6,854)
Banks, insurance and brokers	(897)
Percentage rated investment grade (1)	96.0%

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2008, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
One year or less	3.9%	4.9%
After one year through five years	69.9%	31.8%
After five years through ten years	6.8%	45.0%
After ten years	1.1%	5.2%

	81.7%	86.9%
Mortgage-backed securities	18.3%	13.1%

	100.0%	100.0%

The table below sets forth the scheduled maturities for securities lending collateral at September 30, 2008, based on their fair values:

Securities with
Unrealized
Losses
Maturity:
One year or less	48.7%
After one year through five years	6.9%

55.6%
Mortgage-backed securities	44.4%

100.0%

The table below summarizes the unrealized gains and losses on our investment portfolio fixed maturities and equity securities by dollar amount:

	September 30, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$7,037	$281	104.2%
More than one year (0 issues)	—	—	—
Less than $50,000 (167 issues)	180,802	1,548	100.9%

	$187,839	$1,829

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (39 issues)	$55,478	$(4,409)	92.6%
More than one year (7 issues)	8,834	(4,157)	68.0%
Less than $50,000 (155 issues)	178,966	(2,530)	98.6%

	$243,278	$(11,096)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—	—
More than one year (1 issues)	2,150	150	107.5%
Less than $50,000 (2 issues)	1,094	40	103.8%

	$3,244	$190

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (36 issues)	$23,138	$(8,465)	73.2%
More than one year (4 issues)	3,517	(1,942)	64.4%
Less than $50,000 (19 issues)	3,024	(486)	86.2%

	$29,679	$(10,893)

The table below summarizes the unrealized gains and losses on the securities lending collateral by dollar amount:

	September 30, 2008
		Aggregate	Fair Value as
	Aggregate Fair	Unrealized	% of Cost
	Value	Gain (Loss)	Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (9 issues)	$18,335	$(6,396)	74.1%
More than one year (2 issues)	5,046	(1,269)	—
Less than $50,000 (5 issues)	27,199	(86)	99.7%

	$50,580	$(7,751)

When a decline in the value of a specific investment is considered to be “other-than-temporary,” a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are “other-than- temporary” requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies - Other—Than-Temporary Impairment.”
Premiums and Reinsurance
In the alternative risk transfer component, under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first six months of a given fiscal year. The captive renewals in the first six months result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first six months of a given fiscal year. These increases continually decrease through the year.
Premiums receivable increased $34.0 million, or 40.2%, and unearned premiums increased $40.3 million, or 27.7%, from December 31, 2007 to September 30, 2008. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component.
Prepaid reinsurance premiums increased $15.3 million, or 62.7%, and reinsurance balances payable increased $9.8 million, or 129.6%, from December 31, 2007 to September 30, 2008. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premiums written mainly in the alternative risk transfer component.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first nine months of 2008, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. Although we have been impacted by the current market conditions, we still believe that our unrealized investment losses will not impact our liquidity. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of cash and cash equivalents, short-term investments and highly liquid securities to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies.
Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments of $64.8 million at September 30, 2008 remained relatively constant compared to $64.0 million at December 31, 2007. Net cash provided by operating activities was $81.3 million during the nine-month period ended September 30, 2008, compared to $69.9 million during the comparable period in 2007.

Net cash used in investing activities was $56.9 million and $59.7 million for the nine months ended September 30, 2008 and 2007, respectively. The $2.8 million decrease in cash used in investing activities was primarily related to an increase in the purchases of fixed maturities of $215.1 offset by the maturity and redemptions of fixed maturities of $167.2 million and a decrease in the purchases of equity securities of $53.7 million, as compared to prior year. The increase in both purchases and redemptions of fixed maturities during 2008, compared to the prior period was directly influenced by current market conditions. As interest rates continued to decline, many of our high yielding U.S. government agency bonds were called and replaced with purchases of lower yielding agency bonds. Additionally, the decrease in the purchases of equity securities is directly related to the current turmoil in the market.
We utilized net cash of $2.7 million and $2.2 million from financing activities for the nine months ended September 30, 2008 and 2007, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
On December 19, 2007 we replaced our $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at September 30, 2008. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at September 30, 2008.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2008, we were in compliance with all financial covenants. The Credit Agreement will terminate on December 19, 2012.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of other-than-temporary impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Losses and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2008 and December 31, 2007, we had $388.7 million and $302.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2007 reflected point estimates that were within 1% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2008 and December 31, 2007.
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
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the quarter and nine months ended September 30, 2008, we recorded $8.0 million and $10.5 million, respectively, in other-than-temporary impairments. Of the $8.0 million of other-than-temporary impairments taken during the third quarter of 2008, $5.8 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $1.6 million related to other securities in the financial and real estate sector. The remainder of the impairment charge related to other preferred stock holdings. These charges were directly related to adverse market conditions that began in the last half of 2007 and continued into the first nine months of 2008. We recorded a $0.2 million impairment adjustment for the quarter and nine months ended September 30, 2007. We will continue to monitor our portfolio to assess the impact of the recent government actions, including the “Troubled Asset Relief Program” and its impact on market valuations. While it is not possible to accurately predict if or when a specific security will become impaired, given the current turmoil and uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2008, our total contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in our identified market risk components as described in its December 31, 2007 Annual Report on Form 10-K. However, during the quarter ended September 30, 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the United States government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads. As a result of these effects, we had a net unrealized loss of $6.0 million in our fixed maturities portfolio at September 30, 2008, compared with a net unrealized gain of $0.2 million at December 31, 2007. Our securities lending portfolio had net unrealized losses of $5.0 million and $1.3 million as of September 30, 2008 and December 31, 2007, respectively. Our equity securities had net unrealized losses of $10.7 million at September 30, 2008 compared to $4.2 million at December 31, 2007.

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

NATIONAL INTERSTATE CORPORATION
Date: November 4, 2008	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 4, 2008

/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)