Form 10-K
period 2008-12-31
National Interstate CORP
filed 2009-03-12
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

Commission File No. 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of each class	Which registered

Common Shares, $0.01 par value	Nasdaq Select Global Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $112.6 million (based upon non-affiliate holdings of 6,123,591 shares and a market price of $18.38 at June 30, 2008).

As of March 3, 2009 there were 19,391,896 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2009 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

National Interstate Corporation

FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:

•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.

The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

PART I

ITEM 1	Business

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Introduction

National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. We were organized in Ohio in January 1989. In December 1989, Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc., became our majority shareholder. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. Information on the website is not part of this Form 10-K.

As of December 31, 2008 and 2007, Great American owned 52.6% and 52.8% of our outstanding shares, respectively. In February 2005, we completed an initial public offering in which we issued 3,350,000 of our shares at $13.50 per share and began trading our common shares on NASDAQ under the symbol NATL. Prior to our initial public offering, no public market existed for our common shares.

We have four property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. We also assume a portion of premiums written by other affiliate companies whose passenger transportation insurance business we manage. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six agency and service subsidiaries to sell and service our insurance business.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 18 of the 20 years we have been in business. For the year ended December 31, 2008, we had gross premiums written (direct and assumed) of $380.3 million and net income of $10.7 million.

We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are the largest writer of insurance for the passenger transportation industry in the United States. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs primarily for transportation companies that we also refer to as alternative risk transfer (54.3% of 2008 gross premiums written), traditional property and casualty insurance for transportation companies (22.9%), specialty personal lines, consisting primarily of recreational vehicle coverage (15.5%) and transportation and general commercial insurance in Hawaii and Alaska (5.9%).

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

The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$206,342	54.3%	$167,717	48.5%	$135,283	44.3%
Transportation	87,246	22.9%	90,984	26.3%	89,399	29.3%
Specialty Personal Lines	59,065	15.5%	55,169	15.9%	52,060	17.0%
Hawaii and Alaska	22,489	5.9%	25,126	7.3%	23,267	7.6%
Other	5,154	1.4%	7,010	2.0%	5,495	1.8%

Gross premiums written	$380,296	100.0%	$346,006	100.0%	$305,504	100.0%

For 2008, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Premium Average

Alternative Risk Transfer	$45,000-$10,400,000	$267,525
Transportation	$5,000-$1,367,500	$37,125
Specialty Personal Lines	$50-$20,000	$1,000
Hawaii and Alaska	$500-$670,000	$4,032

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

The premiums generated by each of the captive insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. This loss fund typically involves the first loss layer and, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every rental captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, TRAX U.S. Captive Insurance Programsm, for passenger transportation operators. Since 1996, we have established additional group captives for passenger and commercial transportation, including but not limited to, rental cars, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging haulers and trucks. We expect to introduce additional transportation captives in 2009. As of December 31, 2008, we insured more than 270 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2008. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary.

Transportation.  We believe that we are the largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2008. We also assume a majority of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for 1.4% of our gross premiums written for the year ended December 31, 2008. We do not have similar arrangements with any other companies.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Also included in the specialty personal lines component is the commercial vehicle product. Although this product is not material to our overall operations, it experienced strong growth in 2008, increasing $4.6 million over 2007.

Hawaii and Alaska.  We entered the Hawaiian transportation insurance market in 1995. The major insurance product managed by the Hawaii office was general commercial insurance sold to Hawaiian small business owners, which remains an important part of our business. Since 1996, we have expanded our product offerings in Hawaii by adding our transportation insurance and believe that we have now become the leading writer of transportation insurance in that state. Through our office in Hawaii, we entered the Alaskan insurance market in 2005, offering similar products to those we offer in Hawaii.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2008		2007
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

California	$57,564	15.5%	$57,291	17.1%
Texas	33,676	9.1%	21,050	6.3%
Florida	24,849	6.7%	20,252	6.1%
Hawaii	22,574	6.1%	25,465	7.6%
New York	20,340	5.4%	18,327	5.5%
North Carolina	18,015	4.9%	19,721	5.9%
All other states	194,225	52.3%	172,558	51.5%

Direct premiums written	$371,243	100.0%	$334,664	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2008		2007
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

Auto and other liability	$228,119	61.4%	$209,676	62.7%
Auto physical damage	74,886	20.2%	72,569	21.7%
Workers’ compensation	49,634	13.4%	41,261	12.3%
Other lines:
Inland marine	15,414	4.1%	8,701	2.6%
Commercial multiple peril	1,129	0.3%	1,411	0.4%
Allied lines	1,079	0.3%	172	0.0%
Ocean marine	973	0.3%	861	0.3%
Surety	9	0.0%	13	0.0%

All others	18,604	5.0%	11,158	3.3%

Direct premiums written	$371,243	100.0%	$334,664	100.0%

Underwriting

We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing models. Our pricing strategy enables our product managers to change the rate structure by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data, coupled with the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to respond more quickly than our competitors to adverse trends such as the continuing increase in auto liability loss severity and to obtain accurate pricing and risk selection for each individual account.

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

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, through affiliated agencies and through agent internet initiatives. During the year ended December 31, 2008, approximately 88% of our gross premiums written were generated by independent agents and brokers and approximately 12% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for less than 15% of our direct premiums written during 2008.

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

The following table sets forth our six largest reinsurers in terms of amounts receivable as of December 31, 2008. Also shown are the premiums written by us that are ceded to these reinsurers during 2008.

		Gross	Prepaid	Total		Ceded
	A.M. Best	Reinsurance	Reinsurance	Reinsurance	Percent of	Premiums	Percent of
	Rating	Receivables	Premium	Assets	Total	Written	Total
	(Dollars in thousands)

Motors Ins Corp	A−	$37,627	$5,730	$43,357	24.2%	$15,682	19.1%
Platinum Underwriters Reinsurance, Inc.	A	33,492	1,372	34,864	19.4%	5,257	6.4%
Great American Insurance Company	A	11,813	1,188	13,001	7.2%	3,478	4.2%
TRAX Insurance Ltd.(1)	—	9,909	760(1)	10,669	6.0%	10,250	12.5%
Hannover Ruckversicherungs Ag	A	7,596	1,360	8,956	5.0%	3,572	4.3%
Scor Reinsurance Corp	A−	6,731	2,147	8,878	5.0%	5,649	6.9%

Subtotal		107,168	12,557	119,725	66.8%	43,888	53.4%
All other reinsurers		43,623	15,847	59,470	33.2%	38,327	46.6%

Total		$150,791	$28,404	$179,195	100.0%	$82,215	100.0%

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned captive insurance company.

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks. We then pay Great American a service fee based on these premiums. Great American also participates in several of our commercial transportation reinsurance programs. Ceded premiums written with Great American were $3.5 million, $4.0 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. We also provide administrative services to Great American in connection with the public transportation risks that we underwrite on their policies.

Claims Management and Administration

We believe that effective claims management is critical to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost. In 2008, approximately 64% of our first party comprehensive and collision claims were closed within 30 days and approximately 63% of third party property damage claims were investigated and closed within 60 days.

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2008, our claims organization employed 92 people (26% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2008, adjusters were able to initiate contact with approximately 94% of policyholder claimants within 8 hours of first notice of a loss and approximately 82% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2008, our physical damage settlements in the continental United States averaged savings of approximately 10% and savings of 12% in Hawaii for the same period when compared to claimed damages.

Our captive programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments and has dedicated staff resources. In the captive programs, approximately 93% of customers completing our survey in 2008 rated us as timely in our claims handling and over 95% for the same period rated their claims as thoroughly investigated.

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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 1998 through 2008. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2008,” shows the re-estimated liability as of December 31, 2008. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses And LAE:	1998	1999	2000	2001		2002	2003	2004	2005	2006	2007	2008
	(Dollars in thousands)

As originally estimated	$23,339	$26,566	$30,292	$48,456		$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440
As re-estimated at December 31, 2008	20,987	25,471	31,505	47,361		61,268	79,084	99,487	139,994	173,860	209,448
Liability re-estimated as of:
One year later	22,643	24,923	32,751	48,494		63,462	84,485	106,409	143,991	176,179	209,440
Two years later	21,948	26,252	33,473	47,479		64,687	83,862	103,416	142,929	173,860
Three years later	21,903	26,380	31,884	47,250		63,037	81,991	99,768	139,994
Four years later	21,608	25,531	31,488	46,400		62,564	79,673	99,487
Five years later	20,542	25,138	31,590	46,961		60,551	79,094
Six years later	21,008	24,989	31,757	46,880		61,268
Seven years later	21,051	25,364	31,410	47,361
Eight years later	21,150	25,372	31,505
Nine years later	21,067	25,471
Ten years later	20,987
Net cumulative (deficiency) redundancy	2,352	1,095	(1,213)	1,095		5,894	7,656	12,157	11,450	7,991	854
Net cumulative (deficiency) redundancy — %	10.1%	4.1%	(4.0%)	2.3%		8.8%	8.8%	10.9%	7.6%	4.4%	0.4%
Cumulative paid of:
One year later	8,742	10,307	14,924	18,048		22,792	29,616	37,049	51,901	63,314	67,673
Two years later	14,189	17,637	20,077	28,510		36,927	48,672	59,038	85,193	95,752
Three years later	18,170	20,157	24,313	35,718		48,660	61,001	76,617	101,340
Four years later	19,115	22,383	26,869	40,615		53,531	68,594	84,070
Five years later	20,158	23,413	28,591	43,474		57,697	71,904
Six years later	20,537	24,033	30,180	45,365		59,035
Seven years later	20,812	24,594	30,813	45,828
Eight years later	20,913	24,826	30,863
Nine years later	20,974	25,008
Ten years later	20,858

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	1998	1999	2000	2001		2002	2003	2004	2005	2006	2007	2008
						(Dollars in thousands)

As originally estimated:
Net liability shown above	$23,339	$26,566	$30,292	$48,456		$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440
Add reinsurance recoverables	9,519	11,396	12,416	22,395		35,048	41,986	59,387	71,763	84,115	91,786	137,561

Gross liability	$32,858	$37,962	$42,708	$70,851		$102,210	$128,726	$171,031	$223,207	$265,966	$302,088	$400,001

As re-estimated at December 31, 2008
Net liability shown above	$20,987	$25,471	$31,505	$47,361		$61,268	$79,084	$99,487	$139,994	$173,860	$209,448	N/A
Add reinsurance recoverables reestimated	5,012	6,828	13,013	34,288		47,764	51,276	58,516	66,628	78,427	$76,716	N/A

Gross liability	$25,999	$32,299	$44,518	$81,649		$109,032	$130,360	$158,003	$206,622	$252,287	$286,164	N/A

Gross cumulative (deficiency) redundancy	$6,859	$5,663	$(1,810)	$(10,798)		$(6,822)	$(1,634)	$13,028	$16,585	$13,679	$15,924	N/A

Gross cumulative (deficiency) redundancy — %	20.9%	14.9%	(4.2%)	(15.2%	)	(6.7%)	(1.3%)	7.6%	7.4%	5.1%	5.3%	N/A

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

The preceding table shows our calendar year development or savings for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2008, our liability on a gross basis was $400.0 million and our asset for ceded reserves was $137.6 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development or savings affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments

General

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The priority of our goals in our investment policy are to preserve principal, generate income, maintain adequate liquidity and achieve capital appreciation. Our Board of Directors has established investment guidelines and reviews the portfolio performance at least quarterly for compliance with its established guidelines.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2008	2007

Short term investments	0.0%	4.7%
Fixed maturities:
US Government and government agencies	41.6%	45.9%
State and local government obligations	25.7%	16.8%
Mortgage-backed securities	16.2%	7.7%
Corporate obligations	8.6%	13.2%

Total fixed maturities	92.1%	83.6%

Equity securities:
Common stocks	4.4%	6.2%
Preferred stocks	3.5%	5.5%

Total equity securities	7.9%	11.7%

Total	100.0%	100.0%

The following table presents the distribution of our securities lending portfolio:

	At December 31,
	2008	2007

Cash and cash equivalents	50.0%	40.9%
Mortgage-backed securities	22.0%	23.7%
Corporate obligations	28.0%	35.4%

Total	100.0%	100.0%

The following table presents the yields of our investment portfolio for the dates given:

	Year Ended December 31,
	2008	2007	2006

Yield on short term investments:
Excluding realized gains and losses	5.5%	4.9%	4.3%
Including realized gains and losses	5.5%	4.9%	4.3%
Yield on fixed maturities:
Excluding realized gains and losses	4.4%	4.7%	4.7%
Including realized gains and losses	3.4%	4.7%	4.7%
Yield on equity securities:
Excluding realized gains and losses	4.4%	5.3%	4.3%
Including realized gains and losses	(31.7%)	3.5%	7.8%
Yield on all investments:
Excluding realized gains and losses	4.4%	4.8%	4.6%
Including realized gains and losses	(0.3%)	4.6%	4.9%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio to the Barclays (formerly Lehman Brothers) Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our preferred stock portfolio against the Merrill Lynch Preferred Stock Index and all other equity investments against the Standard & Poor’s 500 Index. Both our performance and the indices include changes in unrealized gains and losses.

	Year Ended December 31,
	2008	2007	2006

Fixed maturities:
National Interstate Total Return on Fixed Maturities	3.9%	6.9%	4.8%
Barclays Intermediate Aggregate Index	4.9%	7.0%	4.6%
Equity securities:
National Interstate Total Return on Preferred Stock	(27.2%)	(13.9%)	9.0%
Merrill Lynch Preferred Stock Index	(37.9%)	(11.7%)	8.4%
National Interstate Total Return on all other Equity	(29.6%)	4.3%	13.2%
Standard & Poor’s 500 Index	(37.0%)	5.5%	15.8%

Fixed Maturity Investments and Securities Lending Collateral

Our fixed maturity portfolio and securities lending collateral portfolio are primarily invested in investment grade securities. The National Association of Insurance Commissioners (“NAIC”) assigns quality ratings that range from Class 1 (highest quality) to Class 6 (lowest quality). The following table shows our bonds by NAIC designation and comparable Standard & Poor’s Corporation rating as of December 31, 2008:

NAIC		Fixed Maturities			Securities Lending Collateral
Designation	Comparable S&P Rating	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
		(Dollars in thousands)

1	AAA, AA, A	$431,583	$433,526	96.8%	$84,685	$78,629	92.9%
2	BBB	15,638	12,993	2.9%	2,084	1,705	2.0%

	Total Investment Grade	447,221	446,519	99.7%	86,769	80,334	94.9%
3	BB	284	298	0.1%	—	—	0.0%
4	B	500	495	0.1%	5,000	1,450	1.7%
5	CCC, CC, C	407	407	0.1%	—	—	0.0%
6	D	219	219	0.0%	2,886	2,886	3.4%

	Total Non-Investment Grade	1,410	1,419	0.3%	7,886	4,336	5.1%

	Total	$448,631	$447,938	100.0%	$94,655	$84,670	100.0%

The maturity distribution of fixed maturity investments and securities lending collateral held as of December 31, 2008 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay certain obligations):

	December 31, 2008
	Investment Portfolio		Securities Lending Collateral
	Fair Value	% of Total	Fair Value	% of Total
	(Dollars in thousands)

One year or less	$21,153	4.7%	$62,728	74.1%
More than one year to five years	195,260	43.6%	3,341	3.9%
More than five years to ten years	140,497	31.4%	—	0.0%
More than ten years	12,460	2.8%	—	0.0%

	369,370	82.5%	66,069	78.0%
Mortgage-backed securities	78,568	17.5%	18,601	22.0%

Total fixed maturities	$447,938	100.0%	$84,670	100.0%

The fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations and the securities lending portfolio is meant to be invested in typically short duration investments. At December 31, 2008, the weighted average modified duration (unadjusted for call provision) was approximately 3.7 years, the weighted average effective duration (adjusted for call provisions) was 2.2 years and the weighted average maturity was 4.3 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed-income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition

The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Progressive Corporation, Island Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Century Insurance Group and American Modern Home Insurance Company (a subsidiary of Munich Re Group). We compete in the property and casualty insurance marketplace with other insurers on the basis of price, coverages offered, product and program design, claims handling, customer service quality, agent commissions where applicable, geographic coverage, reputation and financial strength ratings by independent rating agencies. We compete by developing product lines to satisfy specific market needs and by maintaining relationships with our independent agents and customers who rely on our expertise. This expertise, along with our reputation for offering specialty underwriting products, is our principal means of distinguishing ourselves from our competitors.

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

Regulation

State Regulation

General

Our insurance subsidiaries are subject to regulation in all fifty states, Washington D.C. and the Cayman Islands. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the state insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Pennsylvania or Cayman Islands regulatory authorities before the transaction takes place.

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

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under statutory accounting principles (“SAP”) relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies doing business in their states, generally once every three to five years, although target financial, market conduct and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the NAIC. Our last financial examination for our domestic insurance subsidiaries was completed by the Ohio Department of Insurance, which coordinated the exam for Ohio, Pennsylvania and Hawaii, for the period ending December 31, 2005. No significant issues surfaced. In addition to financial examinations, we may be subject to market conduct examinations of our claims and underwriting practices. We are currently in various stages of market conduct examinations by the Departments of Insurance from California, Delaware and North Carolina. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability.

Generally, all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements and service agreements must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.

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

The maximum amount of dividends that our insurance companies can pay to us in 2009 without seeking regulatory approval is $19.0 million. NIIC paid no dividends in 2008 and $4.0 million in dividends in 2007, without the need for regulatory approval.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $2.4 million, $2.3 million and $2.0 million in the years ended December 31, 2008, 2007 and 2006, respectively. Our estimated liability for anticipated assessments was $3.6 million for both the years ended December 31, 2008 and 2007, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2008, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism and federal taxation and motor-carrier safety, do affect our insurance business. There is legislation pending in the U.S. Congress and in various states designed to provide additional privacy protections to consumers of financial institutions, specifically in the area of information security and restrictions on the use of consumer credit information. These statutes and implementing regulations could affect our current business processes and our ability to market our products or otherwise limit the nature or scope of our insurance operations.

In addition, while we cannot predict whether the federal government will become significantly involved in insurance regulation in 2009 or later, if at all, we expect that the federal government’s reaction to the current economic and financial market turmoil will include some type of federal oversight of the insurance industry, including possibly establishing a federal insurance charter and a federal Office of Insurance Information. We will continue to monitor all significant federal insurance legislation.

The Terrorism Risk Insurance Act (the “Act”)

On December 26, 2007, President Bush signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extends the Act of 2002 through December 31, 2014. The law extends the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism.

The Act continues to require commercial insurers to make terrorism coverage available for commercial property/casualty (“P/C”) losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. Industry deductible levels were increased and the “event trigger” under the Act now provides that in the case of a certified act of terrorism occurring after March 31, 2006, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 billion. The federal government will pay 85% of covered terrorism losses in 2009.

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

Employees

At December 31, 2008, we employed 358 people. None of our employees are covered by collective bargaining arrangements.

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

Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment and securities lending portfolios.

Markets in the United States and around the world have been experiencing extreme volatility and disruption since mid-2007. Financial stress has affected the liquidity of the banking system and the financial system as a whole. During the fourth quarter of 2008 the volatility and disruption reached unprecedented levels. Although the U.S. and foreign governments have taken various actions to try to stabilize the financial markets, it is unclear if these actions will be effective. The financial market volatility and the resulting economic impact could continue and it is possible it could be prolonged.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2008, 92.1% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities and 7.9% was invested in equity securities. As of December 31, 2008, approximately 45.2% of our fixed maturity portfolio was invested in U.S. Government and government agency fixed income securities and approximately 99.7% of the fixed maturities were invested in fixed maturities rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation. Approximately 94.9% of securities lending were invested in securities rated “investment grade” by Standard & Poor’s Corporation.

We cannot predict whether and the extent to which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities, or how the value of any underlying collateral might be affected. Investment returns are an important part of our overall profitability. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact our profitability, financial condition or cash flows.

The current economic downturn has negatively impacted our investment portfolio, resulting in net realized losses from investments and write-downs. The continuation of these market conditions could further adversely impact us.

Historically, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would recognize investment losses on those securities when they are sold.

We may not have access to capital in the future due to the current economic downturn.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our access to funds under our $50 million five-year unsecured Credit Agreement (“Credit Agreement”) is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. Longer term volatility and continued disruptions in the capital and credit markets could adversely affect our access to the liquidity needed for our operations in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. The continuation of these economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our Credit Agreement, could have a material adverse effect on our results of operations and financial condition.

Our ability to recognize future tax benefits on realized and unrealized investment losses is limited.

At December 31, 2008, we had gross deferred tax assets of $13.6 million related to investment securities. This gross deferred tax asset has been reduced by a valuation allowance on unrealized losses on equity investments of $0.1 million and a valuation allowance on realized losses, primarily impairments on investments of $7.5 million. Future realization of the remaining deferred tax asset, as well as the ability to record tax benefits on future realized and unrealized capital losses, will depend on management’s assessment of available tax planning strategies such as realizing any appreciation in certain investment assets. If management believes realization of a deferred tax asset is not likely, an additional valuation allowance would be established by increasing income tax expense, or in the case of additional future unrealized losses, reducing accumulated other comprehensive income.

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

Approximately 77.2% of our gross premiums written for the year ended December 31, 2008 and 74.8% for the year ended December 31, 2007 were generated from transportation insurance policies, including captive programs for transportation companies. Adverse developments in the market for transportation insurance could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have and could continue to negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, floods, hurricanes, tornadoes and earthquakes, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability, such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact our profitability.

We face competition from companies with greater financial resources, broader product lines, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Progressive Corporation, Island Insurance Company, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Century Insurance Group and American Modern Home Insurance Company (a subsidiary of Munich Re Group). Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop alternative risk transfer programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 54.3% of our gross premiums written as of December 31, 2008. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire captive program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 34.7% of our direct premiums written during the year ended December 31, 2008 and our top two independent agents/brokers accounted for an aggregate of 14.4% of our direct premiums written during the year ended December 31, 2008. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

We are subject to comprehensive regulation and our ability to earn profits may be restricted by these regulations.

We are subject to comprehensive regulation by government agencies in the states and foreign jurisdictions where our insurance company subsidiaries are domiciled (Ohio, Pennsylvania and the Cayman Islands) and, to a lesser degree, where these subsidiaries issue policies and handle claims. Failure by one of our insurance company subsidiaries to meet regulatory requirements could subject us to regulatory action. The regulations and associated examinations may have the effect of limiting our liquidity and may adversely affect results of operations.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. The last financial examination of our domestic insurance subsidiaries was completed by the Ohio Department of Insurance in 2006 for the period ending December 31, 2005, which the Ohio Department of Insurance coordinated with the Departments of Insurance from Pennsylvania and Hawaii. No significant issues surfaced. In addition to financial examinations, we may be subject to market conduct examinations of our claims and underwriting practices. We are currently in various stages of market conduct examinations by the Departments of Insurance from California, Delaware and North Carolina. Any adverse findings by these insurance departments, or any others that conduct examinations, can result in significant fines and penalties, negatively affecting our profitability.

In addition, insurance-related laws and regulations may become more restrictive in the future. New or more restrictive regulation, including changes in current tax or other regulatory interpretations affecting the alternative risk transfer insurance model, could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In addition, the economic and financial market turmoil may result in some type of federal oversight of the insurance industry. For a further discussion of the regulatory framework in which we operate, see the subsection of “Business” entitled “Regulation.”

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

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 21.6% and 21.3%, respectively, of our gross premiums written for the years ended December 31, 2008 and 2007. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and continue to increase our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2008, we had a total of $140.9 million of unsecured reinsurance recoverables and our largest unsecured recoverable from a single reinsurer, Motors Ins. Corp, was $37.6 million. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

With respect to our insurance programs, we are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to the captives or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these alternative risk transfer programs. We typically collateralize balances due through funds withheld, letters of credit or trust agreements. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. No assurance can be given, however, regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Our inability to retain our senior executives and other key personnel could adversely affect our business.

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. Although historically we have not entered into employment agreements with our executive management, in 2007 we entered into multi-year employment agreements with both our chairman, Mr. Spachman, and our president and chief executive officer, Mr. Michelson. Mr. Spachman’s agreement terminates on December 31, 2009. Mr. Michelson is also party to an employee retention agreement with us. The employment agreements represent an important step in our succession planning process that began in 2005 and are designed to provide stability to our organization during this critical time. Since our formation in 1989, we have been highly dependent on Mr. Spachman, our founder and chairman. Mr. Spachman transitioned out of his role as chief executive officer during 2007, and continues to work with Mr. Michelson, other members of senior management and our Board of Directors (“The Board”) to ensure an orderly transition of leadership over the next year. A failure of these employment agreements to achieve their desired result, our inability to effectuate a successful transition, our loss of other senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

In addition, we must forecast volume and other factors in changing business environments with reasonable accuracy and adjust our hiring and employment levels accordingly. Our failure to recognize the need for such adjustments, or our failure or inability to react appropriately on a timely basis, could lead either to over-staffing (which would adversely affect our cost structure) or under-staffing (impairing our ability to service our current product lines and new lines of business). In either event, our financial results and customer relationships could be adversely affected.

Your interests as a holder of our common shares may be different than the interests of our majority shareholder, Great American Insurance Company.

As of December 31, 2008, American Financial Group, Inc., through its wholly-owned subsidiary Great American, owns 52.6% of our outstanding common shares. The interests of American Financial Group, Inc. may differ from the interests of our other shareholders. American Financial Group, Inc.’s representatives hold four out of eight seats of the Board. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

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

Provisions in our organizational documents, Ohio corporate law and the insurance laws of Ohio and Pennsylvania could impede an attempt to replace or remove our management or Directors or prevent or delay a merger or sale, which could diminish the value of our common shares.

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

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the States of Ohio and Pennsylvania, where our U.S. insurance companies are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of our aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts. For further discussion of insurance laws, see the subsection of “Business” entitled “Regulation.”

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

In 2006, we registered all of the common shares owned by Great American and Mr. Spachman, our chairman, pursuant to a registration statement on Form S-3. The registration statement became effective in 2006 and accordingly all shares covered by that registration statement could be or have been sold into the public markets. This registration statement expires in April 2009. We plan on re-filing a Form S-3 shortly after the filing of this Annual Report on Form 10-K with the SEC. Currently, Great American and Mr. Spachman own 10,200,000 and 2,378,000, respectively, of our issued and outstanding shares. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. This factor could result in price volatility and serve to depress the liquidity and market prices of our common shares.

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

As a public company, we incur significant legal, accounting and other expenses that result from corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority. We expect these rules and regulations to increase our legal and finance compliance costs and to make some activities more time-consuming and costly. We continue to evaluate and monitor developments with respect to compliance with public company requirements and we cannot predict or estimate the amount or timing of additional costs we may incur.

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

We lease office space in Duluth, Georgia; Honolulu, Hawaii; Mechanicsburg, Pennsylvania; St. Thomas in the United States Virgin Islands; and Bluffton, South Carolina. These leases account for approximately 17,500 square feet of office space. These leases expire within fifty-five months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $28,500. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

On August 3, 2007, we were informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to our interests in a pending lawsuit against one of our insurance companies. The Court entered a formal judgment on October 25, 2007 and we received notice of that formal judgment on November 5, 2007. Our current net exposure for this judgment approximates $7.0 million and as required by the Court, we secured the judgment amount with a surety bond. However, we believe that we have a strong appellate case and are vigorously pursuing the appellate process. We believe the matter will be resolved in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. As of December 31, 2008, we have not established a case reserve for this claim but have and will continue to closely monitor this case with counsel. We have consistently established litigation expense reserves to account for the cost associated with the defense of our position, which we will continue to reserve for throughout the appeal process.

ITEM 4	Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.

Market Information

Our common shares are listed and traded on the NASDAQ under the symbol NATL. The information presented in the table below represents the high and low sales prices per share reported on the NASDAQ for the periods indicated.

	2008		2007
	High	Low	High	Low

First Quarter	$33.24	$21.00	$28.50	$20.29
Second Quarter	25.59	18.26	27.10	23.12
Third Quarter	24.98	16.13	35.79	25.01
Fourth Quarter	23.90	13.57	37.01	30.15

There were approximately 54 shareholders of record of our common shares at March 3, 2008.

Dividend Policy

The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently increased the quarterly dividend to $0.07 per share for the first quarter of 2009. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.06 and $0.05 per common share in 2008 and 2007, respectively.

The declaration and payment of dividends remains subject to the discretion of the Board, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our junior subordinated debentures, our failure to make payment obligations with respect to such debentures or our election to defer interest payments on the debentures.

We are a holding company without significant operations of our own. Our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares since the initial public offering measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative total returns compared to those of the Center for Research in Security Prices (“CSRP”) Total Return Index for NASDAQ and the CSRP Total Return Index for NASDAQ Insurance Stocks from the date of our initial public offering January 28, 2005 ($13.50) through December 31, 2008 ($17.87.)

Cumulative Total Return as of December 31, 2008
(Assumes a $100 investment at the close of trading on January 27, 2005)

Company/ Index	1/28/05	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08

NATL Common Stock	$100	$147	$142	$202	$182	$196	$249	$139	$136
Nasdaq Insurance Stocks	100	108	117	121	132	138	132	113	123
Nasdaq Index	100	101	109	107	119	128	129	112	62

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Operating Data:
Gross premiums written(1)	$380,296	$346,006	$305,504	$270,036	$224,984

Net premiums written(2)	$298,081	$272,142	$241,916	$211,106	$166,419

Premiums earned	$290,741	$257,561	$217,319	$194,397	$156,908
Net investment income	22,501	22,141	17,579	12,527	8,613
Net realized (losses) gains on investments	(22,394)	(653)	1,193	278	1,661
Other income	2,868	4,137	2,387	1,974	1,967

Total revenues	293,716	283,186	238,478	209,176	169,149
Losses and loss adjustment expenses	188,131	149,501	129,491	117,449	92,008
Commissions and other underwriting expenses	62,130	50,922	42,671	35,741	34,201
Other operating and general expenses	12,605	12,140	9,472	8,436	6,053
Expense on amounts withheld(3)	4,299	3,708	2,147	992	835
Interest expense	833	1,550	1,522	1,421	1,610

Total expenses	267,998	217,821	185,303	164,039	134,707

Income before income taxes	25,718	65,365	53,175	45,137	34,442
Provision for income taxes	15,058	21,763	17,475	14,857	11,674

Net income	$10,660	$43,602	$35,700	$30,280	$22,768

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	64.7%	58.0%	59.6%	60.4%	58.6%
Underwriting expense ratio(5)	24.7%	22.9%	22.9%	21.7%	24.4%

Combined ratio(6)	89.4%	80.9%	82.5%	82.1%	83.0%

Return on equity(7)	5.0%	22.6%	22.8%	28.5%	37.2%
Per Share Data(8):
Earnings per common share, basic	$0.55	$2.27	$1.87	$1.62	$1.50
Earnings per common share, assuming dilution	0.55	2.25	1.85	1.60	1.47
Book value per common share, basic (at year end)(9)	$11.20	$11.08	$9.07	$7.32	$4.69
Weighted average number of common shares outstanding, basic	19,285	19,193	19,136	18,737	15,171
Weighted average number of common shares outstanding, diluted	19,366	19,348	19,302	18,975	15,480
Common shares outstanding (at year end)	19,295	19,312	19,159	19,055	15,530
Cash dividends per common share	$0.24	$0.20	$0.16	$0.08	$—

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:
Cash and investments	$563,714	$492,916	$406,454	$320,220	$238,951
Securities lending collateral	84,670	139,305	158,928	—	—
Reinsurance recoverable	150,791	98,091	90,070	77,834	63,128
Total assets	990,812	898,634	806,248	523,003	401,236
Unpaid losses and loss adjustment expenses	400,001	302,088	265,966	223,207	171,031
Long-term debt(10)	15,000	15,464	15,464	16,297	32,547
Total shareholders’ equity	216,074	212,806	173,763	139,533	72,789

	At and for the Year Ended December 31,
	2008	2007	2006	2005	2004

Selected Statutory Data(11):
Policyholders’ surplus(12)	$190,134	$182,302	$148,266	$122,825	$92,124
Combined ratio(13)	89.0%	78.3%	82.4%	77.1%	81.3%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the period.

(8)	Adjusted to reflect a 200-for-1 share split effective December 6, 2004.

(9)	Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2008 and 2007 total unrestricted common shares were 19,295,000 and 19,205,000, respectively. There were no unvested restricted shares prior to 2007.

(10)	The 2004 data includes a $15.0 million note payable to Great American, junior subordinated debt and bank debt.

(11)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(12)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, NIIC-HI and TCC.

(13)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by us and our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer operations (54.3% of 2008 gross premiums written), property and casualty insurance for transportation companies (22.9%), specialty personal lines, primarily recreational vehicle and commercial vehicle coverage (15.5%) and transportation and general commercial insurance in Hawaii and Alaska (5.9%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

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

By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and alternative risk transfer customers based on our assumptions regarding future economic and competitive conditions. We generally incur low start-up costs for new businesses, typically less than $500,000 incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled increase of businesses, allow us to manage costs and match them with the revenue flow.

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

Industry and Trends

The P/C insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry experienced a continued soft market in 2008, resulting in an anticipated industry wide decrease in premiums written which will constitute the first back-to-back decrease in premiums since 1932-33. According to A.M. Best, the decline in premiums in 2008, as well as the sizable and frequent weather-related losses are expected to lead to an underwriting loss for the industry in 2008. A.M. Best’s estimated industry combined ratio of 105.1% is based upon the overall industry statutory combined ratio for the first nine months of 2008. The industry faces several unfavorable trends in the coming year such as, but not limited to, a heightened level of investment risk, price stabilization, claims inflation risk and expense control.

Despite relatively flat pricing since 2004, improved risk selection and an overall improvement in the risk quality of our book of business have contributed to us attaining combined ratios better than our corporate objective of 96.0% or lower. Since our inception in 1989 we have placed a consistent emphasis on underwriting profit while continuing to grow gross premiums written. Our compound annual growth rate for gross premiums written for the years 2004-2008 is 14.0% while our average combined ratio for the same five-year period is 83.6%. Although our 2008 gross and net written premium growth percentages and 2008 combined ratio of 9.9%, 9.5% and 89.4%, respectively, were negatively impacted by the soft pricing conditions and an elevated number of large claims experience during the first three quarters, they still exceed the 2008 P/C insurance industry expected results noted above. We believe the following factors contribute to our performance which is consistently above industry standards:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve and insure them directly or through our captive programs.

•	Our stable operating expenses at or below the revenue growth rate.

During 2008, like most of the P/C insurance industry, our results were negatively impacted by net realized losses from investments, including write-downs required by the other-than-temporary impairment accounting guidelines, related to the turmoil in the investment markets. We have historically maintained a conservative investment portfolio, focusing primarily on high quality fixed income and preferred stock investments. Our 2008 purchases have been concentrated in U.S. Government and government agencies, state and local government obligations (“muni bonds”) and agency backed collateralized mortgage obligations. Although we cannot provide any assurances, at December 31, 2008, with over 90% of our investment portfolio comprised of investment grade fixed income, investment grade preferred stock and cash, we believe we remain properly positioned as we head into 2009.

As noted above, the P/C insurance industry experienced frequent weather-related losses in 2008. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.

Our transportation insurance business in particular is also affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs and adjust our pricing routines to attempt to more accurately project the future costs associated with insurance claims. Historically, these increased costs have not had a material adverse impact on our results. Of course, we would expect a negative impact on our future results if we fail to properly account for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them throughout 2008, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

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

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies have decreased slightly in 2008 compared to 2007.

There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our alternative risk transfer (captive) insurance component. We write traditional transportation insurance policies throughout all 12 months of the year and commence new annual policies at the expiration of the old policy. Under most captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new captive program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the captive program it has joined. Historically, most of our group captives had common renewal dates in the first six months of the year, but with the growth from new captive programs, we are now experiencing renewal dates throughout the calendar year. The alternative risk transfer component of our business grew to 54.3% of total gross premiums written during 2008 as compared to 48.5% in 2007.

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

All of our transportation products, traditional or alternative risk transfer, are priced to achieve targeted underwriting margins. Because traditional insurance tends to have a higher operating expense structure, the portion of the premiums available to pay losses tends to be lower for a traditional insurance quote versus an alternative risk transfer insurance quote. We use a cost plus pricing approach that projects future losses based upon the insured’s historic losses and other factors. Operating expenses, premium taxes and a profit margin are then added to the projected loss component to achieve the total premium to be quoted. The lower the projected losses, expenses and taxes, the lower the total quoted premiums regardless of whether it is a traditional or alternative risk transfer program quotation. Quoted premiums are computed in accordance with our approved insurance department filings in each state.

Our specialty personal lines products are also priced to achieve targeted underwriting margins. The average premium per policy for this business component is significantly less than transportation lines.

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to offset underwriting risk and growing income to offset inflation. The priority of goals of our investment policy are to preserve principal while optimizing income. We follow a formal investment policy and the Board reviews the portfolio performance quarterly for compliance with the established guidelines. Like other insurance companies in 2008, our investment portfolio was negatively impacted by the turmoil in the investments market resulting in a $22.4 million pre-tax net realized loss on investments. However, at December 31, 2008 over 90% of our investment portfolio is in investment grade fixed income and preferred stock investments and cash. Given the economic conditions still existing today, we cannot predict if and when future losses may occur.

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

Commissions and other underwriting expenses consist principally of brokerage and agent commissions and to a lesser extent premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our alternative risk programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in the “Net investment income” line on our Consolidated Statements of Income.

Results of Operations

Overview

Our December 31, 2008 and 2007 net earnings from operations, net realized losses from investments and net income are as follows:

	Year Ended December 31,
	2008		2007
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)

Net income from operations	$32,761	$1.69	$44,027	$2.27
Net realized losses from investments	(22,101)	(1.14)	(425)	(0.02)

Net income	$10,660	$0.55	$43,602	$2.25

Our net earnings from operations for 2008 were $32.8 million ($1.69 per share diluted) compared to $44.0 million ($2.27 per share diluted) in 2007. Although we had strong revenue growth during 2008, the decrease in net earnings from operations of $11.2 million from 2007 was primarily attributable to an increase in large loss severity, primarily due to our charter passenger transportation business, experienced during the first three quarters of 2008 that were not experienced in 2007. During the third quarter of 2008, we began the process of reviewing most of our large fleet charter transportation book and our entire in-force small fleet book of charter transportation business to ensure that our high underwriting standards are in place and identified specific accounts that require action. We have also implemented other initiatives centered on risk selection and pricing adequacy relative to the entire charter transportation product. These large losses experienced earlier in 2008 were not experienced during the fourth quarter of 2008 which improved the 2008 full year combined ratio to 89.4%. In addition to an increase in loss severity, we have also experienced a higher net commission expense compared to 2007 due to a change in the mix of business we write.

Our net earnings were adversely impacted by the turbulent market environment as our net realized losses from investments were $22.1 million ($1.14 per share diluted) in 2008 compared to $0.4 million ($0.02 per share diluted) in 2007. Included in the 2008 realized losses are impairment adjustments of $20.2 million compared to impairment adjustments of $1.0 million in 2007. Despite recording these realized losses in accordance with other-than-temporary- impairment accounting guidelines, we believe that an economic loss is still not certain and intend to maximize future potential recoveries related to these investments. The two largest components of these impairment charges were write-downs of exchange trade funds and write-offs related to Fannie Mae, Freddie Mac and Lehman Brothers recorded in the third quarter of 2008.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$206,342	54.3%	$167,717	48.5%	$135,283	44.3%
Transportation	87,246	22.9%	90,984	26.3%	89,399	29.3%
Specialty Personal Lines	59,065	15.5%	55,169	15.9%	52,060	17.0%
Hawaii and Alaska	22,489	5.9%	25,126	7.3%	23,267	7.6%
Other	5,154	1.4%	7,010	2.0%	5,495	1.8%

Gross premiums written	$380,296	100.0%	$346,006	100.0%	$305,504	100.0%

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

Gross premiums written includes both direct premium and assumed premium. During 2008, as a percent of total gross premiums written, the alternative risk transfer component of the business had the largest increase of $38.6 million or 23.0% compared to 2007. The growth in the alternative risk transfer component is primarily attributable to the addition in 2008 of three new captive programs, which contributed to $15.5 million, or 40% of the increase. Additional increases in this component are related to expanded lines of coverage in one of our existing captive programs and the addition of new members to existing captive programs.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). The return of premium for 2008 of $5.7 million compared to $1.9 million in 2007. Exclusive of the $5.7 million and $1.9 million return of premiums, the alternative risk transfer component would have increased 25% in 2008 over 2007.

In addition to the alternative risk transfer component, the specialty personal lines component increased $3.9 million in 2008 compared to 2007, primarily due to additional policies in force in our commercial vehicle product from expanded marketing initiatives and product enhancements. Due to increased competition in a soft market, both our transportation ($3.7 million) and Hawaii and Alaska ($2.6 million) components decreased in 2008 as compared to 2007. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Our retention rates for traditional transportation are comparable between 2008 and 2007; however, we are continuing to experience a trend of competitive pricing on larger traditional accounts impacting premium to a greater degree than in prior periods. In 2008, we maintained relatively flat rate levels on renewing commercial insurance business and, as a result, our renewal hit ratios have continued to deteriorate to historic levels from the elevated levels we had in 2003 and 2004.

Our Other component is primarily related to assigned risk policies that we receive from involuntary state insurance plans and over which we have no control. This component decreased $1.9 million from 2007.

Premiums Earned

2008 compared to 2007.  The following table shows premiums earned for the years ended December 31, 2008 and 2007 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2008	2007	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$137,298	$107,303	$29,995	28.0%
Transportation	75,495	74,112	1,383	1.9%
Specialty Personal Lines	54,862	51,852	3,010	5.8%
Hawaii and Alaska	17,591	17,625	(34)	(0.2%)
Other	5,495	6,669	(1,174)	(17.6%)

Total premiums earned	$290,741	$257,561	$33,180	12.9%

Our premiums earned increased $33.2 million, or 12.9%, to $290.7 million during the year ended December 31, 2008 compared to $257.5 million for the year ended December 31, 2007. Our alternative risk transfer component increased 28.0% during 2008 compared to the same period in 2007, primarily due to expanded insurance offerings in one of our larger captives, new participants in existing captive programs and the addition of new truck captive programs in 2008. Our alternative risk transfer business remains our fastest growing component. Our specialty personal lines component increased 5.8% in 2008 compared to 2007, due to growth in our commercial vehicle product. The transportation component remained relatively constant in 2008 compared to 2007, as we are still experiencing a slight decline in renewal rate increases due to the current soft market. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $1.2 million, or 17.6%, to $5.5 million in 2008.

2007 compared to 2006.  The following table shows premiums earned for the years ended December 31, 2007 and 2006 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2007	2006	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$107,303	$76,645	$30,658	40.0%
Transportation	74,112	71,820	2,292	3.2%
Specialty Personal Lines	51,852	47,641	4,211	8.8%
Hawaii and Alaska	17,625	15,743	1,882	12.0%
Other	6,669	5,470	1,199	21.9%

Total premiums earned	$257,561	$217,319	$40,242	18.5%

Our premiums earned increased $40.2 million, or 18.5%, to $257.5 million during the year ended December 31, 2007 compared to $217.3 million for the year ended December 31, 2006. Our alternative risk transfer component increased 40.0% during 2007 compared to the same period in 2006, primarily due to a large transportation captive written in the first quarter of 2007, expanded coverage in two of our captive programs and new participants in existing captive programs. Due to relatively flat rate increases and an increase in the number of policies in force primarily from expanded distribution, our specialty personal lines component increased 8.8% in 2007 compared to 2006. The transportation component remained relatively constant in 2007 compared to 2006. In the transportation component, we experienced a decline in renewal rate increases due to the softening market. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.2 million, or 21.9%, to $6.7 million in 2007.

Underwriting and Loss Ratio Analysis

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. From 2000 through 2006, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. In both 2008 and 2007, we experienced a slight decline in rate levels on renewal business due to the continued softening market.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Gross premiums written	$380,296	$346,006	$305,504
Ceded reinsurance	(82,215)	(73,864)	(63,588)

Net premiums written	298,081	272,142	241,916
Change in unearned premiums, net of ceded	(7,340)	(14,581)	(24,597)

Net premiums earned	$290,741	$257,561	$217,319

Combined Ratios:
Loss and LAE ratio(1)	64.7%	58.0%	59.6%
Underwriting expense ratio(2)	24.7%	22.9%	22.9%

Combined ratio	89.4%	80.9%	82.5%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2008 compared to 2007.  Losses and LAE increased $38.6 million, or 25.8%, for 2008 compared to 2007. The loss and LAE ratio for the year ended December 31, 2008 was 64.7% compared to 58.0% for the year ended December 31, 2007. The increase in the loss and LAE ratio in 2008 of 6.7 percentage points is primarily due to an increase in large loss severity in our small fleet charter operations that we experienced during the first three quarters of 2008. These large losses contributed approximately 4.4 percentage points to our 2008 loss and LAE ratio. During the third quarter of 2008, we began the process of reviewing most of our large fleet charter transportation book and our entire in-force small fleet book of charter transportation business to ensure that our high underwriting standards are in place and identified specific accounts that require action. We have also implemented other initiatives, centered on risk selection and pricing adequacy relative to the entire charter transportation product.

For the years ended December 31, 2008 and 2007, we had favorable development from prior years’ loss reserves of $0.9 million and $5.7 million, respectively. The favorable development for both years was primarily related to the settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This savings represents only 0.4% and 3.1% for 2008 and 2007, respectively, of the prior year reserves. The increase in the loss and LAE ratio from 2007 to 2008 also reflects the impact of modestly lower renewal rates that we are experiencing from the softening market.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio was 24.7% and 22.9% for the years ended December 31, 2008 and 2007, respectively. The 1.8 percentage point increase to our 2008 expense ratio is primarily due to a change in our overall mix of business, including high premium growth in products that tend to have higher commission rates.

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

Investment Income

2008 compared to 2007.  Net investment income remained relatively constant at $22.5 million for 2008 compared to $22.1 million in 2007, reflecting portfolio growth that was offset by lower yields. Yields declined throughout 2008 for most investment categories in which we are active.

2007 compared to 2006.  Net investment income increased $4.6 million, or 26.0%, to $22.1 million in 2007 compared to 2006. The net investment income improvement reflects higher average invested assets due to continued strong cash flows from operations as well as the higher yield of the portfolio. During 2007 higher yields on our short-term portfolio compared to 2006 favorably impacted our net investment income. Also favorably impacting our yields, during 2007 we diversified our portfolio into agency guaranteed collateralized mortgage obligations which did not expose us to the subprime lending sector.

Realized Gains (Losses) on Investments

2008 compared to 2007.  In 2008 we had pre-tax net realized losses of $22.4 million compared to $0.7 million for 2007. Continuing turmoil in the investment markets has caused market declines in our investment portfolio, particularly in the financial and real estate related holdings. This has had an adverse impact on our investment portfolio in 2008, as we recognized other-than-temporary impairment charges on investments of $20.2 million for the year ended December 31, 2008. The two largest components of the $20.2 million were write-offs of $7.0 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $8.7 million related to exchange traded funds. We recorded $1.0 million of impairment adjustments during 2007.

2007 compared to 2006.  We had net realized losses of $0.7 million for 2007 compared to net realized gains of $1.2 million for 2006. The turmoil in investment markets during the last half of 2007 resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This had an impact on the Company’s investment portfolio in 2007, as net realized gains from sales were offset by write-downs of $1.0 million related to several preferred stock holdings with market values that were significantly below cost in the housing and credit markets.

Other Income

2008 compared to 2007.  Other income decreased $1.2 million, or 30.7%, to $2.9 million for 2008 compared to $4.1 million in 2007. This decrease is primarily attributable to a decline in rental income directly resulting from a lease termination agreement executed with a former tenant in the third quarter of 2007.

2007 compared to 2006.  Other income increased $1.8 million, or 73.3%, to $4.1 million for 2007 compared to $2.4 million in 2006. This increase is primarily attributable to an increase in rental income associated with space leased in the building we acquired in 2006 as part of our corporate campus expansion and a $0.8 million lease buyout that we received in the third quarter of 2007 from one of our tenants.

Commissions and Other Underwriting Expenses

2008 compared to 2007.  Commissions and other underwriting expenses for the year ended December 31, 2008 increased $11.2 million, or 22.0%, to $62.1 million from $50.9 million in the comparable period in 2007. The increases relate to an increase in net commission expense due to growth and a change in our business mix as well as a decrease in ceding commission. Our various products have different commission rates; therefore, commission expense can vary based on the product mix written during the period. During 2008, our premium growth has typically been in products that have higher commission rates. In addition to a change in our overall mix of business, we recorded an approximate $1.3 million charge for a one-time state guarantee fund in the third quarter of 2008, which was also a contributing factor to the increase in our commission and other underwriting expenses.

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

Other Operating and General Expenses

2008 compared to 2007.  Other operating and general expenses increased $0.5 million, or 3.8%, to $12.6 million during the year ended December 31, 2008 compared to $12.1 million for the same period in 2007. These increases were primarily due to an increase in employee headcount that increased our employee wages over prior year.

2007 compared to 2006.  Other operating and general expenses increased $2.7 million, or 28.2%, to $12.1 million during the year ended December 31, 2007 compared to $9.5 million for the same period in 2006. These increases were due to several employee related expenses, including an increase of $0.8 million related to our annual bonuses paid in March 2007, a stock bonus award and restricted stock award expense of $0.4 million and an increase in employee headcount that increased our employee wages.

In addition, a portion of the increase in the other operating and general expenses is related to an increase in facilities expenses from office space that we lease to others; however, this increase is partially offset by an increase in rental income, included in “Other” revenue during the same period.

Expense on Amounts Withheld

2008 compared to 2007.  We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2008 the expense on amounts withheld increased $0.6 million over the same period in 2007. The increase is directly attributable to the continued growth in our alternative risk transfer component.

2007 compared to 2006.  For the year ended December 31, 2007 the expense on amounts withheld increased $1.6 million over the same period in 2006. The increase is directly attributable to the growth in our alternative risk transfer component.

Income Taxes

2008 compared to 2007.  The 2008 effective tax rate was 58.6%, increasing 25.3% from a rate of 33.3% in 2007. The change in the effective tax rate is primarily due to a valuation allowance of $7.5 million that was taken on our realized losses, primarily impairment charges which increased the 2008 effective tax rate 29.3 percentage points. See Note 7 to our audited consolidated financial statements for further analysis of items affecting our effective tax rate.

At December 31, 2008, we had gross deferred tax assets of $13.6 million related to investment securities. This gross deferred tax asset has been reduced by a valuation allowance on unrealized losses on equity investments of $0.1 million and a valuation allowance on realized losses on investments of $7.5 million. We had no valuation allowance in 2007 that impacted our effective tax rate. Future realization of the remaining deferred tax asset, as well as the ability to record tax benefits on future realized and unrealized capital losses, will depend on management’s assessment of available tax planning strategies such as realizing any appreciation in certain investment assets.

2007 compared to 2006.  The 2007 effective tax rate of 33.3% was relatively flat, increasing 0.4% from a rate of 32.9% in 2006.

Financial Condition

Investments and Securities Lending Collateral

At December 31, 2008, our investment portfolio contained $447.9 million in fixed maturity securities, $38.5 million in equity securities and $84.7 million in securities lending collateral, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2008, we had pretax net unrealized losses of $0.7 million on fixed maturities, $10.0 million on securities lending collateral and $5.5 million on equity securities. Our investment portfolio allocation is driven by our investment policy, which is weighted towards high quality fixed maturity investments. Although we are focused on maintaining a high quality portfolio, we remain exposed to future market fluctuations, especially given the current global financial crisis.

Fixed maturity investments are generally invested in securities with short and intermediate-term maturities. At December 31, 2008, the weighted average maturity of our fixed maturity investments was approximately 4.3 years. At December 31, 2008, 99.7% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Although we cannot provide any assurances given current turbulence in the markets, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities were $78.6 million of mortgage backed securities (“MBS”), all backed by agency guaranteed collateral, which did not directly expose us to the subprime lending sector. MBS are subject to higher prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities were $125.1 million of muni bonds with the majority supported by credit enhancement provided by bond insurers. Approximately 93% of our muni bonds are rated A- or better giving no effect to credit enhancement.

Summary information for securities with unrealized gains or losses at December 31, 2008 is shown in the following table. Approximately $12.4 million of fixed maturities, $22.4 million of equity securities and $44.9 million of securities lending collateral had no unrealized gains or losses at December 31, 2008.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$361,342	$74,201
Amortized cost of securities	354,437	81,799
Gross unrealized gain or loss	$6,905	$(7,598)
Fair value as a % of amortized cost	101.9%	90.7%
Number of security positions held	295	85
Number individually exceeding $50,000 gain or loss	38	26
Concentration of gains or losses by type or industry:
US Government and government agencies	$3,120	$(51)
State, municipalities and political subdivisions	2,172	(2,404)
Mortgage-backed securities	1,425	(27)
Banks, insurance and brokers	71	(4,453)
Industrial and other	117	(663)
Percentage rated investment grade(1)	99.9%	99.0%

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Equity Securities:
Fair value of securities	$966	$15,136
Cost of securities	915	20,729
Gross unrealized gain or (loss)	$51	$(5,593)
Fair value as a % of cost	105.6%	73.0%
Number individually exceeding $50,000 gain or (loss)	—	22
Securities Lending:
Fair value of securities	$5,003	$34,814
Amortized cost of securities	5,000	44,802
Gross unrealized gain or (loss)	$3	$(9,988)
Fair value as a % of amortized cost	100.1%	77.7%
Number of security positions held	1	14
Number individually exceeding $50,000 gain or (loss)	—	12
Concentration of gains or losses by type:
Cash and cash equivalents	—	—
Mortgage-backed securities	—	(9,202)
Banks, insurance, and brokers	3	(786)
Percentage rated investment grade(1)	100.0%	95.8%

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities at December 31, 2008 based on their fair values:

	Fixed Maturities Portfolio		Securities Lending Collateral
	Securities with	Securities with	Securities with	Securities with
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses

Maturity:
One year or less	3.3%	11.6%	100.0%	37.0%
After one year through five years	46.9%	23.3%	0.0%	9.6%
After five years through ten years	28.3%	47.1%	0.0%	0.0%
After ten years	0.6%	13.8%	0.0%	0.0%

	79.1%	95.8%	100.0%	46.6%
Mortgage-backed securities	20.9%	4.2%	0.0%	53.4%

	100.0%	100.0%	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities, equity securities and securities lending by dollar amount:

	At December 31, 2008
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (34 issues)	$52,333	$2,419	104.8%
More than one year (4 issues)	7,330	568	108.4%
Less than $50,000 (257 issues)	301,679	3,918	101.3%

	$361,342	$6,905

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (20 issues)	$20,914	$(3,664)	85.1%
More than one year (6 issues)	6,765	(3,227)	67.7%
Less than $50,000 (59 issues)	46,522	(707)	98.5%

	$74,201	$(7,598)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (4 issues)	966	51	105.6%

	$966	$51

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (12 issues)	$5,704	$(3,359)	62.9%
More than one year (10 issues)	3,714	(1,916)	66.0%
Less than $50,000 (20 issues)	5,718	(318)	94.7%

	$15,136	$(5,593)

Securities Lending:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (1 issue)	5,003	3	100.1%

	$5,003	$3

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (6 issues)	$13,721	$(1,175)	92.1%
More than one year (6 issues)	11,151	(8,755)	56.0%
Less than $50,000 (2 issues)	9,942	(58)	99.4%

	$34,814	$(9,988)

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

Net realized gains (losses) on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized
	Gains (Losses)	Charges for
	on Sales	Impairment	Total
	(Dollars in thousands)

Year ended:
2008	$(2,230)	$(20,164)	$(22,394)
2007	321	(974)	(653)
2006	1,193	—	1,193

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS No. 157, we must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $9.1 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which we believe reflects fair value, but are unable to verify inputs to the valuation methodology. We obtained one quote or price per instrument from our brokers and pricing services and did not adjust any quotes or prices that we obtained.

Liquidity and Capital Resources

Capital Ratios.  The NAIC’s model law for RBC provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2008 and 2007, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

Sources of Funds.  The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments to meet their liquidity needs. Funds received in excess of cash requirements are generally invested in additional marketable securities. Continuing volatility in the capital markets presents challenges to us as we seek to manage our portfolio and our capital position. See Item 1A, “Risk Factors for a discussion of certain matters that may affect our portfolio and capital position. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to slightly extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $77.2 million at December 31, 2008, a $13.3 million increase from December 31, 2007. For 2008, 2007 and 2006, we generated consolidated cash flow from operations of $101.3 million, $93.2 million and $83.3 million, respectively. The increase of $8.1 million in cash flow from operations in 2008 from 2007 is primarily due to an increase in our loss and LAE reserves stemming from an increase in large claim severity that we experienced during the first three quarters of 2008. Cash flow from operations increased $9.8 million in 2007 from 2006 due to an increase in net income primarily due to a decrease in our loss and LAE ratio in 2007 compared to 2006.

Net cash used in investing activities was $63.3 million, $69.1 million and $65.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The $5.8 million decrease in cash used in investing activities in 2008, as compared to 2007, was primarily related to a $212.4 million increase in the purchase of fixed maturity investments in 2008, which was offset by a $176.4 million increase in the proceeds from sales and maturities of investments and a decline of $42.1 million in the purchase of equity securities. The increase in both purchases and redemptions of fixed maturities during 2008, compared to the prior period was directly influenced by current market conditions. As interest rates continued to decline, many of our high yielding U.S. government agency bonds were called and replaced with purchases of lower yielding agency bonds. Additionally, the decrease in the purchases of equity securities is directly related to the current turmoil in the market. The $3.3 million increase in cash used in investing activities in 2007 compared to 2006 was primarily related to a $99.3 million increase in the purchase of investments in 2007 offset by a $94.1 million increase in the proceeds from sales and maturities of investments.

We utilized net cash from financing activities of $3.9 million, $3.2 million and $2.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The $0.7 million increase in cash used in financing activities in 2008 versus 2007 is primarily from an increase in our dividends paid on common shares to shareholders. We increased our quarterly dividend from $0.05 per common share in 2007 to $0.06 per common share in 2008. This increase in the dividend resulted in a $0.8 million increase in dividends paid in 2008. The increase in cash used from financing activities in 2007 from 2006 of $0.3 million is also primarily attributable to a $0.8 million increase in dividends paid to shareholders.

We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash dividend and other payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2008 is $19.0 million. Our insurance subsidiaries paid no dividends in 2008 and $4.0 million in dividends in 2007, without the need for regulatory approval.

Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

On December 19, 2007, we replaced our $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at December 31, 2008. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2008.

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

On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of December 31, 2008, the interest rate on this debt is equal to the six-month LIBOR (2.6% at November 24, 2008) plus 65 basis points, with interest payments due quarterly.

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

Off-Balance Sheet Items.  We do not have any off-balance sheet arrangements as such term is defined in applicable SEC rules.

We do not currently have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2008:

	Payment Due by Period
		Within			More than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Gross unpaid losses and LAE(1)	$400,001	$169,692	$151,607	$55,019	$23,683
Securities lending obligations(2)	95,828	95,828	—	—	—
Long term debt obligations	15,000	—	—	15,000	—
Operating lease obligations	1,170	346	532	292	—

Total	$511,999	$265,866	$152,139	$70,311	$23,683

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

Loss and LAE

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2008 and 2007, we had $400.0 million and $302.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2008 and 2007 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1.0% change would have on our 2008 net income is shown below:

Cumulative
Line of Business	Impact

Commercial Auto Liability	$2.0 million
Workers’ Compensation	$0.5 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2008, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $5.4 million.

5-yr. Average	Net Reserves	Effect on Net
Development (*)	December 31, 2008	Earnings

(2.1)%	$262.4 million	$5.4 million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that materially affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 87.4% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made changes in key assumptions used in calculating current year reserves based on historical changes or current trends observed.

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

We recorded unfavorable development of $1.3 million in 2008 for this line of business as actual claim severity was higher than previously anticipated. We recorded favorable development of $1.4 million in 2007 and $4.1 million in 2006 as actual claim severity, driven by favorable negotiated settlements and jury awards, was significantly lower than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

Workers’ Compensation.  In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation; and

•	timing of claims reporting.

A significant portion of our workers’ compensation business is written in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. We recorded favorable prior year loss development of $0.5 million in 2008, $3.0 million in 2007 and $2.3 million in 2006 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated. As claims incurred from 2003 through 2005 are now reaching a higher percentage of settlement and maturity, management is able to estimate the ultimate costs of these claims with more precision.

While the standard actuarial techniques do reflect expected favorable impacts from the reforms, the magnitude of future cost savings depends on the implementation and interpretation of the reforms throughout the workers’ compensation system over the next several years. While management applies the actuarial methods mentioned above, more judgment is involved in arriving at the final reserve to be held. Management reviewed the frequency, severity and loss and LAE ratios implied by the projections from the standard tests in light of the uncertainties of future cost savings and recent rate actions since the reforms, to determine the appropriate reserve level. Due to the long-tail nature of this business, we have recognized the favorable effects of the reform legislation on more recent claims only after a high percentage of claims have been paid and the ultimate impact of reforms could be estimated with more precision.

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

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2008, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2008, we experienced favorable development of $0.9 million ( 0.4% of total net reserves) from claims incurred prior to 2008. In 2007, we experienced favorable development of $5.7 million (3.1% of total net reserves) from claims incurred prior to 2007. In 2006, we experienced favorable development of $7.5 million (4.9% of total net reserves) from claims incurred prior to 2006. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

	At December 31, 2008
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)

Commercial auto liability	$102,790	$133,651	$42,064	$278,505
Workers’ compensation	16,822	46,735	7,707	71,264
Auto physical damage	8,493	8,974	2,474	19,941
General liability	2,894	8,122	3,030	14,046
Inland marine	3,170	4,368	864	8,402
Private passenger	3,709	1,482	1,152	6,343
Commercial multiple peril	692	265	235	1,192
Other lines	80	201	27	308

	$138,650	$203,798	$57,553	$400,001

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

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2008, we recorded $20.2 million in other-than-temporary impairments. Of the $20.2 million of other-than-temporary impairments taken during 2008, $7.0 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $8.7 million related to exchange traded funds. The remaining $4.5 million is a further reflection of the credit crisis. We will continue to monitor our portfolio to assess the impact of the recent government actions, including the “Troubled Asset Relief Program” and its impact on market valuations. While it is not possible to accurately predict if or when a specific security will become impaired, given the current turmoil and uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. We recorded a $1.0 million impairment adjustment in 2007 and no impairment adjustments in 2006. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is exposed to interest rate risk and credit risk. We have not entered and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

During 2008, there were significant disruptions in the financial markets. A number of large financial institutions failed, were supported by the United States government or were merged into other organizations. The market disruption has resulted in a lack of liquidity in the credit markets and a widening of credit spreads. As a result of these effects, we had a pre-tax unrealized loss of $0.7 million in our fixed maturities portfolio at December 31, 2008, compared with a pre-tax unrealized gain of $0.2 million at December 31, 2007. Our securities lending portfolio had pre-tax unrealized losses of $10.0 million and $1.3 million as of December 31, 2008 and December 31, 2007, respectively. Our equity securities had pre-tax unrealized losses of $5.5 million at December 31, 2008 compared to $4.2 million at December 31, 2007.

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

The following table provides information about our “available for sale” fixed maturity investments that are sensitive to interest rate risk. The table shows expected principal cash flows and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. We include callable bonds and notes based on call date or maturity date depending upon which date produces the most conservative yield. MBS are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2008		December 31, 2007
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$194,172	4.6%	$73,258	4.8%
2nd Subsequent calendar year	64,532	4.9%	43,464	4.6%
3rd Subsequent calendar year	27,441	4.9%	44,736	4.8%
4th Subsequent calendar year	20,948	4.9%	46,946	5.1%
5th Subsequent calendar year	26,804	4.9%	36,486	5.2%
Thereafter	107,688	5.0%	127,789	4.9%

Total	$441,585	4.8%	$372,679	4.9%

Fair value	$447,938		$376,300

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2008, approximately 7.9% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	55
Reports of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets:
December 31, 2008 and 2007	58
Consolidated Statements of Income:
Years ended December 31, 2008, 2007 and 2006	59
Consolidated Statements of Shareholders’ Equity:
Years ended December 31, 2008, 2007 and 2006	60
Consolidated Statements of Cash Flows:
Years ended December 31, 2008, 2007 and 2006	61
Notes to Consolidated Financial Statements	62

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited National Interstate Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the National Interstate Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, National Interstate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of National Interstate Corporation and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 11, 2009

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $448,631 and $376,019, respectively)	$447,938	$376,300
Equity securities available-for-sale, at fair value (cost — $44,074 and $57,800, respectively)	38,532	52,640
Short-term investments, at cost which approximates fair value	85	20,907

Total investments	486,555	449,847
Cash and cash equivalents	77,159	43,069
Securities lending collateral, amortized (cost — $94,655 and $141,316, respectively)	84,670	139,305
Accrued investment income	5,161	4,783
Premiums receivable, net of allowance for doubtful accounts of $587 and $462, respectively	95,610	84,708
Reinsurance recoverables on paid and unpaid losses	150,791	98,091
Prepaid reinsurance premiums	28,404	24,325
Deferred policy acquisition costs	19,245	17,578
Deferred federal income taxes	18,324	11,993
Property and equipment, net	20,406	19,502
Funds held by reinsurer	3,073	3,337
Prepaid expenses and other assets	1,414	2,096

Total assets	$990,812	$898,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$400,001	$302,088
Unearned premiums and service fees	156,598	145,296
Long-term debt	15,000	15,464
Amounts withheld or retained for account of others	48,357	38,739
Reinsurance balances payable	10,267	7,596
Securities lending obligation	95,828	141,316
Accounts payable and other liabilities	35,813	24,363
Commissions payable	9,274	7,332
Assessments and fees payable	3,600	3,634

Total liabilities	774,738	685,828
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,055 and 4,145 shares, respectively, in treasury	234	234
Additional paid-in capital	48,004	45,566
Retained earnings	184,187	178,190
Accumulated other comprehensive loss	(10,613)	(5,321)
Treasury shares	(5,738)	(5,863)

Total shareholders’ equity	216,074	212,806

Total liabilities and shareholders’ equity	$990,812	$898,634

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Premiums earned	$290,741	$257,561	$217,319
Net investment income	22,501	22,141	17,579
Net realized (losses) gains on investments	(22,394)	(653)	1,193
Other	2,868	4,137	2,387

Total revenues	293,716	283,186	238,478
Expenses:
Losses and loss adjustment expenses	188,131	149,501	129,491
Commissions and other underwriting expenses	62,130	50,922	42,671
Other operating and general expenses	12,605	12,140	9,472
Expense on amounts withheld	4,299	3,708	2,147
Interest expense	833	1,550	1,522

Total expenses	267,998	217,821	185,303

Income before federal income taxes	25,718	65,365	53,175
Provision for federal income taxes	15,058	21,763	17,475

Net income	$10,660	$43,602	$35,700

Net income per common share — basic	$0.55	$2.27	$1.87

Net income per common share — diluted	$0.55	$2.25	$1.85

Weighted average of common shares outstanding — basic	19,285	19,193	19,136

Weighted average of common shares outstanding — diluted	19,366	19,348	19,302

Cash dividends per common share	$0.24	$0.20	$0.16

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2006	$234	$42,257	$105,826	$(2,712)	$(6,072)	$139,533
Net income			35,700			35,700
Unrealized depreciation of investment securities, net of tax benefit of $109				(203)		(203)

Comprehensive income						35,497
Dividends on common stock			(3,076)			(3,076)
Issuance of 104,000 treasury shares upon exercise of stock options and stock award grants		341			145	486
Tax benefit realized from exercise of stock options		557				557
Stock compensation expense		766				766

Balance at December 31, 2006	234	43,921	138,450	(2,915)	(5,927)	173,763
Net income			43,602			43,602
Unrealized depreciation of investment securities, no related tax benefit				(2,406)		(2,406)

Comprehensive income						41,196
Dividends on common stock			(3,862)			(3,862)
Issuance of 46,009 treasury shares upon exercise of stock options and stock award grants		392			64	456
Tax benefit realized from exercise of stock options		218				218
Stock compensation expense		1,035				1,035

Balance at December 31, 2007	234	45,566	178,190	(5,321)	(5,863)	212,806
Net income			10,660			10,660
Unrealized depreciation of investment securities, net of tax benefit of $4.0 million				(5,292)		(5,292)

Comprehensive income						5,368
Dividends on common stock			(4,663)			(4,663)
Issuance of 90,035 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		713			125	838
Tax benefit realized from exercise of stock options		396				396
Stock compensation expense		1,329				1,329

Balance at December 31, 2008	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Operating activities
Net income	$10,660	$43,602	$35,700
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,673	382	303
Provision for depreciation and amortization	1,470	1,266	1,111
Net realized losses (gains) on investment securities	22,394	653	(1,193)
Deferred federal income taxes	(2,294)	(1,262)	(1,020)
Stock compensation expense	1,329	1,035	766
Increase in deferred policy acquisition costs, net	(1,667)	(2,543)	(3,349)
Increase in reserves for losses and loss adjustment expenses	97,913	36,122	40,580
Increase in premiums receivable	(10,902)	(7,632)	(22,471)
Increase in unearned premiums and service fees	11,302	17,573	29,062
Decrease (increase) in interest receivable and other assets	539	(2,210)	2,062
Increase in prepaid reinsurance premiums	(4,079)	(3,053)	(4,056)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	13,358	5,966	6,986
Increase in amounts withheld or retained for account of others	9,618	10,854	8,566
Increase in reinsurance recoverable	(52,700)	(8,021)	(12,178)
Increase in reinsurance balances payable	2,671	440	2,452
Other	23	(3)	2

Net cash provided by operating activities	101,308	93,169	83,323

Investing activities
Purchases of fixed maturities	(412,313)	(199,918)	(95,208)
Purchases of equity securities	(3,386)	(45,460)	(50,905)
Proceeds from sale of fixed maturities	2,234	—	1,917
Proceeds from sale of equity securities	11,948	21,921	34,643
Proceeds from maturity and redemptions of investments	340,561	156,466	47,742
Additional cash paid for purchase of subsidiary	—	—	(1,246)
Cash and cash equivalents of business acquired	—	—	5,585
Purchase of building	—	—	(7,025)
Capital expenditures	(2,369)	(2,087)	(1,255)

Net cash used in investing activities	(63,325)	(69,078)	(65,752)

Financing activities
Decrease (increase) in securities lending collateral	45,488	17,612	(158,928)
(Decrease) increase in securities lending obligation	(45,488)	(17,612)	158,928
Additional long-term borrowing	15,000	—	—
Reductions of long-term debt	(15,464)	—	(833)
Tax benefit realized from exercise of stock options	396	218	557
Issuance of common shares from treasury upon exercise of stock options or stock award grants	838	456	486
Cash dividends paid on common shares	(4,663)	(3,862)	(3,076)

Net cash used in financing activities	(3,893)	(3,188)	(2,866)

Net increase in cash and cash equivalents	34,090	20,903	14,705
Cash and cash equivalents at beginning of year	43,069	22,166	7,461

Cash and cash equivalents at end of year	$77,159	$43,069	$22,166

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principals of Consolidation

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.

The Company is a 52.6% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc.

The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. The Company also assumes a portion of premiums written by other affiliate companies whose passenger transportation insurance business it manages. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, affiliated agencies and agent internet initiatives. The Company uses its six agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 15.5% of the Company’s premiums are written in the state of California, and an additional 32.2%, collectively, in the states of Hawaii, New York, North Carolina, Florida and Texas.

A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.

Basis of Presentation

The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from statutory accounting principles (“SAP”) permitted by state regulatory agencies (see Note 15).

Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, NIIC, NIIC-HI, HIL, TCC, Hudson Management Group, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., Safety, Claims, and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims, Litigation Services, LLC. Significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates and assumptions used.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized to income during the years ended December 31, 2008, 2007 and 2006 were $54.3 million, $44.6 million and $37.7 million, respectively. There were no premium deficiencies for the years ending December 31, 2008, 2007 and 2006.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from 3 to 5 years for computer equipment, 20 to 40 years for buildings and improvements and 5 to 7 years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $1.5 million, $1.2 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Unpaid Losses and Loss Adjustment Expenses (“LAE”)

The liabilities for unpaid losses and LAE are determined on the basis of estimates of policy claims reported and estimates of unreported claims based on historical and industry data. The estimates of policy claim amounts are

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuously reviewed and any resulting adjustments are reflected in operations currently. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate. These liabilities are reported net of amounts recoverable from salvage and subrogation.

Assessments

The Company has provided for estimated assessments anticipated for reported insolvencies of other insurers and other charges from regulatory organizations. Management accrues for these liabilities as assessments are imposed or the probability of such assessments being imposed has been determined, the event obligating the Company to pay an imposed or probable assessment has occurred and the amount of the assessment can be reasonably estimated.

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

Segment Information

The Company offers a range of products and services, but operates as one reportable property and casualty insurance segment.

Federal Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2008, the gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on equity investments of $0.1 million and a valuation allowance on realized losses on investments of $7.5 million. Management evaluates the realizability of the deferred tax assets and assesses the need for additional valuation allowance quarterly.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The Company grants stock options to officers under the Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 8, “Shareholders’ Equity and Stock-Based Compensation.” On January 1, 2006, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method under which prior year amounts are not restated. Under SFAS No. 123(R), companies must recognize compensation expense for all new share-based awards (including employee stock options) and the nonvested portions of prior awards, based on their calculated “fair value” at the date of grant. Beginning in 2006, all share based grants, that were granted subsequent to the Company’s February 2005 initial public offering, are recognized as compensation expense on a straight line basis over the requisite service period. The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market and cash and cash equivalents. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $9.1 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. We obtained one quote or price per instrument from our brokers and pricing services and did not adjust any quotes or prices that we obtained.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s investment and securities lending collateral portfolios, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at December 31, 2008:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Fixed maturities:
U.S. Government and government agency obligations	$—	$202,277	$—	$202,277
State and local government obligations	—	118,960	6,118	125,078
Mortgage-backed securities	—	78,568	—	78,568
Corporate obligations	—	37,720	4,295	42,015

Total fixed maturities	—	437,525	10,413	447,938
Equity securities:
Preferred stock	10,446	922	5,671	17,039
Common stock	12,433	9,060	—	21,493

Total equity securities	22,879	9,982	5,671	38,532
Short-term investments	—	85	—	85

Total investments	22,879	447,592	16,084	486,555

Cash and cash equivalents	77,159	—	—	77,159

Total investments and cash and cash equivalents	$100,038	$447,592	$16,084	$563,714

Securities lending:
Cash and cash equivalents	$41,968	$391	$—	$42,359
Mortgage-backed securities	—	16,049	2,552	18,601
Corporate obligations	—	21,216	2,494	23,710

Total securities lending	$41,968	$37,656	$5,046	$84,670

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2008:

	Year Ended December 31, 2008
		State and Local		Securities
	Corporate	Government	Preferred	Lending
	Obligations	Obligations	Stock	Collateral
	(Dollars in thousands)

Beginning balance at January 1, 2008	$1,388	$—	$3,812	$4,675
Total gains or (losses):
Included in earnings	(64)	—	(565)	(1,143)
Included in other comprehensive income	46	(986)	(2,126)	321
Purchases, issuances and settlements(1)	—	(175)	—	(1,359)
Transfers into Level 3(2)	2,925	7,279	4,550	2,552

Ending balance at December 31, 2008	$4,295	$6,118	$5,671	$5,046

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(64)	$—	$(565)	$(1,143)

(1)	The settlement is attributable to securities, which experienced either a principal pay down or a call on principal during the year ended December 31, 2008.

(2)	Transfers into Level 3 during the year ended December 31, 2008 are attributable to a change in the availability of market observable information for securities within the respective category.

4.	Securities Lending Program

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

We examine all investments, including securities lending collateral, held by the Company for possible other-than-temporary declines in value. During 2008, we recorded a $1.2 million other-than-temporary impairment (“OTTI”) on two fixed maturity investments within our securities lending collateral portfolio.

	December 31,
	2008	2007
	(Dollars in thousands)

Collateral obligation	$95,828	$141,316
Pretax unrealized loss on fair value of collateral held	(9,985)	(2,011)
Other-than-temporary impairmment charge	(1,173)	—
Fair value of collateral held	84,670	139,305
Fair value of securities lent plus accrued interest	94,265	138,581

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments and Securities Lending Collateral

The cost or amortized cost and fair value of investments in fixed maturities, preferred and common stocks and securities lending collateral are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$199,207	$3,120	$(50)	$202,277
State and local government obligations	125,312	2,172	(2,405)	125,079
Mortgage-backed securities	77,170	1,425	(27)	78,568
Corporate obligations	46,942	188	(5,116)	42,014

Total fixed maturities	448,631	6,905	(7,598)	447,938
Equity securities:
Preferred stocks	22,581	51	(5,593)	17,039
Common stocks	21,493	—	—	21,493

Total equity securities	44,074	51	(5,593)	38,532
Short-term investments	85	—	—	85

Total investments	$492,790	$6,956	$(13,191)	$486,555

Securities lending:
Cash and cash equivalents	$42,359	$—	$—	$42,359
Mortgage-backed securities	27,803	—	(9,202)	18,601
Corporate obligations	24,493	3	(786)	23,710

Total securities lending	$94,655	$3	$(9,988)	$84,670

December 31, 2007:
Fixed maturities:
U.S. Government and government agency obligations	$205,424	$1,530	$(380)	$206,574
State and local government obligations	74,727	798	(71)	75,454
Mortgage-backed securities	34,414	332	(37)	34,709
Corporate obligations	61,454	439	(2,330)	59,563

Total fixed maturities	376,019	3,099	(2,818)	376,300
Equity securities:
Preferred stocks	29,164	224	(4,464)	24,924
Common stocks	28,636	199	(1,119)	27,716

Total equity securities	57,800	423	(5,583)	52,640
Short-term investments	20,907	—	—	20,907

Total investments	$454,726	$3,522	$(8,401)	$449,847

Securities lending:
Cash and cash equivalents	$57,000	$—	$—	$57,000
Mortgage-backed securities	34,506	—	(1,493)	33,013
Corporate obligations	49,810	4	(522)	49,292

Total securities lending	$141,316	$4	$(2,015)	$139,305

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 1.8 years in the Company’s investment portfolio and 1.3 years in the securities lending collateral portfolio.

Amortized cost and fair value of the fixed maturities in our investment and securities lending portfolios are as follows:

	Fixed Maturities		Securities Lending Collateral
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$21,256	$21,153	$62,853	$62,728
Due after one year through five years	194,096	195,260	3,999	3,341
Due after five years through ten years	142,005	140,497	—	—
Due after ten years	14,104	12,460	—	—

	371,461	369,370	66,852	66,069
Mortgage-backed securities	77,170	78,568	27,803	18,601

Total	$448,631	$447,938	$94,655	$84,670

Gains and losses on the sale of these investments, including OTTI charges, were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Fixed maturity gains	$459	$183	$41
Fixed maturity losses	(3,718)	(15)	—
Equity security gains	17	1,068	1,156
Equity security losses	(17,979)	(1,889)	(4)
Securities lending fixed maturity losses	(1,173)	—	—

Net realized (losses) gains on investments	$(22,394)	$(653)	$1,193

Pre-tax net realized losses on investments of $22.4 million include a $20.2 million OTTI charge to income during 2008 primarily due to market declines. The Company recorded a $3.0 million OTTI charge on fixed maturities in 2008 primarily on securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. The Company recorded a $16.0 million OTTI charge on equity securities in 2008 related primarily to market turmoil which had its greatest impact to the Company in holdings within the financial and real estate sector. In 2007, there was a $1.0 million OTTI charge to income due to declines in fair market value of equity securities primarily related to preferred stocks in the financial and real estate sectors. In 2006, there was no charge to income due to declines in fair market value of either fixed maturities or equity securities.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s gross unrealized losses on fixed maturities, equity securities and securities lending collateral and length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
	Fair	Unrealized	Value as	Number of	Fair	Unrealized	Value as	Number of
	Value	Losses	% of Cost	Holdings	Value	Losses	% of Cost	Holdings
	(Dollars in thousands)

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$4,305	$(36)	99.1%	5	$2,985	$(14)	99.5%	1
State and local government obligations	24,990	(2,109)	92.2%	28	7,947	(296)	96.4%	7
Mortgage-backed securities	2,424	(16)	99.3%	2	680	(11)	98.4%	1
Corporate obligations	14,746	(513)	96.6%	21	16,124	(4,603)	77.8%	20

Total fixed maturities	46,465	(2,674)	94.6%	56	27,736	(4,924)	84.9%	29
Equity securities:
Preferred stocks	5,481	(2,637)	67.5%	6	9,655	(2,956)	76.6%	36
Common stocks	—	—	—	—	—	—	—	—

Total equity securities	5,481	(2,637)	67.5%	6	9,655	(2,956)	76.6%	36

Total fixed maturities and equity securities	$51,946	$(5,311)	90.7%	62	$37,391	$(7,880)	82.6%	65

Securities Lending:
Mortgage-backed securities	$—	$—	—	—	$18,601	$(9,202)	66.9%	9
Corporate obligations	—	—	—	—	16,213	(786)	95.4%	5

Total securities lending	$—	$—	—	—	$34,814	$(9,988)	77.7%	14

December 31, 2007:
Fixed maturities:
U.S. Government and government agency obligations	$5,431	$(3)	99.9%	3	$19,193	$(377)	98.1%	17
State and local government obligations	2,781	(14)	99.5%	4	12,887	(57)	99.6%	10
Mortgage-backed securities	5,776	(37)	99.4%	6	—	—	—	—
Corporate obligations	8,713	(329)	96.4%	14	31,944	(2,001)	94.1%	31

Total fixed maturities	22,701	(383)	98.3%	27	64,024	(2,435)	96.3%	58
Equity securtities:
Preferred stocks	15,544	(3,621)	81.1%	53	3,510	(843)	80.6%	9
Common stocks	11,641	(870)	93.0%	9	1,695	(249)	87.2%	2

Total equity securities	27,185	(4,491)	85.8%	62	5,205	(1,092)	82.7%	11

Total fixed maturities and equity securities	$49,886	$(4,874)	91.1%	89	$69,229	$(3,527)	95.2%	69

Securities Lending:
Mortgage-backed securities	$29,886	$(1,221)	96.1%	8	$3,127	$(272)	92.0%	1
Corporate obligations	33,509	(486)	98.6%	8	4,964	(36)	99.3%	1

Total securities lending	$63,395	$(1,707)	97.4%	16	$8,091	$(308)	96.3%	2

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross unrealized losses on the Company’s fixed maturities, equity securities and securities lending portfolio increased during 2008, due primarily to the widespread deteriorating economic conditions. At December 31, 2008, the unrealized losses of $13.2 million on the Company’s fixed maturities and preferred securities portfolio were primarily related to financial institutions and fixed maturity floating rate securities, which had unrealized losses of $9.6 million and $1.9 million, respectively. There were no unrealized losses on the common stock portfolio at December 31, 2008. The $9.6 million in unrealized losses related to financial institutions were comprised of 27 fixed maturity holdings with a total unrealized loss of $4.5 million and 34 preferred stock holdings with a total unrealized loss of $5.1 million. In the fourth quarter of 2008, the Company began treating its perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 99% of all fixed maturity and 94.1% of all perpetual preferred stock securities unrealized losses.

At December 31, 2008, the unrealized losses of $10.0 million on the securities lending collateral portfolio were primarily caused by turmoil in the housing and credit markets. Investment grade securities (as determined by nationally recognized rating agencies) represented approximately 95.8% of the fixed maturity unrealized losses.

Based on cash flow projections, independent credit ratings and other facts and analysis, management believes that the Company will recover its cost basis in all securities with unrealized losses at December 31, 2008.

The Company has the ability to hold these fixed maturity securities that are adversely impacted by the turmoil in the financial markets and the securities impacted by interest rates to recovery, and will do so, as long as the securities continue to remain consistent with the Company’s investment strategy. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table summarizes investment income earned and investment expenses incurred for both the investment and securities lending collateral portfolios:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Investment income:
Fixed maturities	$18,664	$16,351	$14,116
Equity securities	2,194	2,414	1,396
Short-term investments and cash equivalents	1,755	3,478	2,166

Total investment income	22,613	22,243	17,678
Investment expense	(112)	(102)	(99)

Net investment income	$22,501	$22,141	$17,579

At December 31, 2008 and 2007, the carrying value of all deposits with state insurance departments was $32.9 million and $32.7 million respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

6.	Long-term Debt

Long-term debt outstanding was $15.0 million at December 31, 2008 and $15.5 million at December 31, 2007.

On December 19, 2007, the Company replaced its $2.0 million credit agreement with a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at December 31, 2008. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2008.

On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of December 31, 2008, the interest rate on this debt is equal to the six-month LIBOR (2.6% at November 24, 2008) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. The Credit Agreement will terminate on December 19, 2012. As of December 31, 2008, we were in compliance with all financial covenants.

Cash interest paid on long-term debt during the years ended December 31, 2008, 2007 and 2006 was $0.9 million, $1.5 million and $1.4 million, respectively. Aggregate principal amount payable on debt outstanding at December 31, 2008, are $0 for 2009, 2010 and 2011, $15 million for 2012 and $0 thereafter.

7.	Income Taxes

Federal income tax expense (benefit) was as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Current federal income tax provision	$17,437	$23,034	$18,527
Deferred federal income tax benefit	(2,379)	(1,271)	(1,052)

	$15,058	$21,763	$17,475

A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rates of 35% are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Expected federal income tax expense at statuatory rate	$9,001	$22,878	$18,611
Tax effect of tax-exempt investment income	(1,387)	(949)	(729)
Valuation allowance on net capital losses	7,545	—	—
Other items, net	(101)	(166)	(407)

	$15,058	$21,763	$17,475

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2008	2007
	(Dollars in thousands)

Deferred Tax Assets:
Unearned premiums	$9,035	$8,528
Unpaid losses and LAE expenses	8,233	6,599
Assignments and assessments	945	992
Unrealized losses on investments, primarily impairments	5,677	2,412
Realized losses on investments	7,936	—
Other, net	873	1,220

	32,699	19,751
Valuation allowance	(7,616)	(842)

	25,083	18,909
Deferred Tax Liabilities:
Deferred policy acquisition costs	(6,736)	(6,152)
Other, net	(23)	(764)

Total deferred tax liabilities	(6,759)	(6,916)

Net deferred income tax assets	$18,324	$11,993

Federal income taxes paid for 2008, 2007 and 2006 were $17.9 million, $22.0 million and $14.4 million. At December 31, 2008 and 2007, income taxes payable were $1.6 million and $2.6 million, respectively. Management has reviewed the recoverability of the deferred tax asset and believes that with the exception of unrealized losses on investments and realized losses, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on equity investments of $0.1 million and a valuation allowance on net realized losses of $7.5 million, primarily impairment charges.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. This interpretation had no impact on the Company’s results of operations, financial condition or liquidity.

The Company recognized no liability for unrecognized tax benefits at January 1, 2007. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. The Company is no longer subject to U.S. federal or state income tax examination for years before 2005. There are no ongoing examinations of income tax returns by federal or state tax authorities.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2008, there were 824,156 of the Company’s common shares reserved for issuance under the LTIP and options for 607,050 shares were outstanding. In 2007, the Company granted restricted stock awards and a stock bonus award under the LTIP. There were no restricted stock awards or stock bonuses granted in 2008. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the years ended December 31, 2008, 2007 and 2006, respectively, the Company recognized stock-based compensation expense of $1.3 million, $1.2 million and $0.8 million. The 2008 expense includes $0.5 million for restricted stock awards and the 2007 expense includes $0.4 million for a stock bonus and restricted stock awards. Related income tax benefits were approximately $0.3 million, $0.2 million and $0.1 million for 2008, 2007 and 2006, respectively. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2008
	Total Options Outstanding
		Weighted	Weighted	Weighted Average
		Average	Average Fair	Remaining
	Shares	Exercise Price	Value	Contractual Term

Options outstanding, beginning of year	623,050	$15.99	$6.84
Forfeited	(12,000)	18.49	6.70
Exercised	(84,000)	10.46	4.75
Granted	80,000	24.28	7.20

Options outstanding, end of year	607,050	$17.80	$7.18	6.8 years

Options exercisable, end of year	189,650	$14.19	$6.63	5.8 years

	Year Ended December 31, 2008
	Total Nonvested Shares
		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested shares at the beginning of year	106,500	$30.71
Granted	—	—
Vested	(7,500)	25.46
Forfeited	—	—

Nonvested shares at the end of year	99,000	$31.10

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of calculating expected term for all grants made in 2008, 2007 and 2006. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	3.1%	4.6%	4.7%
Expected option life	6.5 years	6.5 years	6.7 years
Expected stock price volatility	26.4%	28.1%	29.6%
Dividend yield	1.0%	0.8%	0.3%
Weighted average fair value of options granted during period	$7.20	$8.78	$8.71

The aggregate intrinsic value of options outstanding at December 31, 2008, 2007 and 2006 was $42 thousand, $10.7 million and $6.2 million, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2008, 2007 and 2006 was $0.7 million, $3.0 million and $0.9 million, respectively. The intrinsic value of options exercised during the three years ended December 31, 2008, 2007 and 2006 was $1.4 million, $0.7 million and $1.7 million, respectively. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $0.7 million, and $0.5 million, respectively.

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2008:

	Stock Option	Nonvested
	Awards	Shares
	(Dollars in thousands)

2009	$853	$483
2010	662	292
2011	113	292
2012	113	292
2013 and thereafter	—	1,166

Total remaining compensation expense	$1,741	$2,525

9.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.3 million, $0.6 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income	$10,660	$43,602	$35,700

Weighted average shares outstanding during year	19,285	19,193	19,136
Additional shares issuable under employee common stock option plans using treasury stock method	81	155	166

Weighted average shares outstanding assuming exercise of stock option	19,366	19,348	19,302

Net income per share:
Basic	$0.55	$2.27	$1.87
Diluted	0.55	2.25	1.85

For the year ended December 31, 2008 and 2006, there were 274,315 and 285,000, respectively, outstanding options excluded from dilutive earnings because they were anti-dilutive. There were no outstanding options excluded from dilutive earnings because they were anti-dilutive in 2007.

11.	Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2008, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balances and activity with Great American:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Assumed premiums written	$5,374	$6,165	$4,533
Assumed premiums earned	6,249	5,583	4,024
Assumed losses and loss adjustment expense incurred	5,305	5,483	5,527
Ceded premiums written	3,478	3,957	3,790
Ceded premiums earned	3,567	4,031	3,956
Ceded losses and loss adjustment expense recoveries	1,530	3,304	2,797
Payable to Great American as of year end	386	538	1,429
Service fee expense	96	112	192

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

In 2008, Great American filed an Undertaking on Appeal as surety with the Superior Court of the State of California for the County of Los Angeles in the amount of $17.9 million on behalf of NIIC. This surety was purchased from Great American to secure a judgment amount associated with the Company’s pending appellate case as noted in footnote 16 and was renewed in January 2009.

12.	Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
			(Dollars in thousands)

Direct	$371,243	$358,696	$334,664	$316,787	$294,029	$264,158
Assumed	9,053	10,196	11,342	11,588	11,475	12,669
Ceded	(82,215)	(78,151)	(73,864)	(70,814)	(63,588)	(59,508)

Net premium	$298,081	$290,741	$272,142	$257,561	$241,916	$217,319

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2008 and 2007 were $38.1 million and $34.5 million in 2006. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

As of December 31, 2008, the Company had reinsurance recoverables (including prepaid reinsurance premiums) due from the following reinsurers that exceeded 4.0% of consolidated shareholders’ equity:

	December 31,	A.M. Best
	2008	Rating
	(Dollars in thousands)

Motors Ins Corp	$43,357	A−
Platinum Underwriters Reinsurance, Inc.	34,864	A
Great American Insurance Company	13,001	A
TRAX Insurance Ltd.(1)	10,669	—
Hannover Ruckversicherungs Ag	8,956	A
Scor Reinsurance Corp	8,878	A−

Subtotal	119,725
All other reinsurers	59,470

Total	$179,195

Reinsurance receivable on paid and unpaid losses	$150,791
Prepaid reinsurance premiums	28,404

	$179,195

(1)	Does not reflect a $10.7 million letter of credit that is held as collateral for the net receivable from TRAX Insurance Ltd., a member-owned captive insurance program.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unpaid Losses and LAE

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$210,302	$181,851	$151,444
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	188,985	155,173	136,944
Prior years	(854)	(5,672)	(7,453)

	188,131	149,501	129,491
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	68,320	57,735	47,183
Prior years	67,673	63,315	51,901

	135,993	121,050	99,084
Reserve for losses and LAE, net of related reinsurance recoverables, end of year	262,440	210,302	181,851
Reinsurance recoverables on unpaid losses and LAE, at end of Year	137,561	91,786	84,115

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$400,001	$302,088	$265,966

The foregoing reconciliation shows decreases of $0.9 million, $5.7 million and $7.5 million in the years ended December 31, 2008, 2007 and 2006, respectively, representing favorable development in claims incurred in years prior to 2008, 2007 and 2006, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported (“IBNR”) losses for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2008, 2007 and 2006 balances related to alternative risk transfer programs were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Investment income on amounts withheld related to alternative risk transfer programs	$4,299	$3,708	$2,147
Investment expense on amounts withheld related to alternative risk transfer programs	4,299	3,708	2,147
Investment balance related to alternative risk transfer programs	124,076	89,823	58,790

15.	Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, NIIC-HI and TCC were as follows:

	At and for the Year
	Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

NIIC statutory capital and surplus	$190,134	$182,302	$148,266
NIIC statutory net income	7,611	37,745	26,579
NIIC-HI statutory capital and surplus	10,397	9,614	8,736
NIIC-HI statutory net income	839	811	230
TCC statutory capital and surplus	14,707	14,119	13,671
TCC statutory net income	366	483	703

The statutory capital and surplus of NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $19.0 million. NIIC-HI’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.0 million. TCC’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $0.4 million.

NIIC paid no dividends in 2008 and $4.0 million to the Company in 2007. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5.0 million and each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2008 NIIC, NIIC-HI and TCC exceeded the minimum RBC levels.

16.	Commitments and Contingencies

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and Company received notice of that formal judgment on November 5, 2007. The current net exposure to the Company for this judgment approximates $7.0 million and, as required by the Court, the Company secured the judgment amount with a surety bond. However, the Company believes that it has a strong appellate case and strategy and is vigorously pursuing the appellate process. The Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of December 31, 2008, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. For both the years ended December 31, 2008 and 2007, the liability for such assessments was $3.6 million and will be paid over several years as assessed by the various state funds.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Revenue:
Premiums earned:
Alternative Risk Transfer	$137,298	$107,303	$76,645
Transportation	75,495	74,112	71,820
Specialty Personal Lines	54,862	51,852	47,641
Hawaii and Alaska	17,591	17,625	15,743
Other	5,495	6,669	5,470

Total premiums earned	290,741	257,561	217,319
Net investment income	22,501	22,141	17,579
Realized (losses) gains on investments	(22,394)	(653)	1,193
Other	2,868	4,137	2,387

Total revenues	$293,716	$283,186	$238,478

18.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2008 and 2007:

	1st	2nd	3rd	4th	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	(Dollars in thousands)

2008
Revenues	$73,744	$76,297	$72,704	$70,971	$293,716
Net income (loss)	9,571	4,370	(4,228)	947	10,660
Net income per share — basic(1)	0.50	0.23	(0.22)	0.05	0.55
Net income per share — diluted(1)	0.49	0.23	(0.22)	0.05	0.55
2007
Revenues	$66,365	$70,013	$73,122	$73,686	$283,186
Net income	10,467	11,858	10,145	11,132	43,602
Net income per share — basic(1)	0.55	0.62	0.53	0.58	2.27
Net income per share — diluted(1)	0.54	0.61	0.52	0.57	2.25

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 55 and 57, respectively, are incorporated herein by reference.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer (“Code of Ethics and Conduct”) is posted free of charge in the Corporate Governance Section of our investor relations website (http://invest.natl.com). We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics and Conduct in the Corporate Governance section of our website.

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Elect Four Directors,” “Management,” “Committee Descriptions, Reports and Meetings” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “2008 Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Matters to be Considered — Proposal No. 1 Elect Four Directors” and “Committee Descriptions, Reports and Meetings” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered - Proposal No. 3 Ratification of Our Independent Registered Public Accounting Firm” and “Committee Descriptions, Reports and Meetings” in our Proxy Statement.

PART IV

ITEM 15

(A) The following documents are filed as part of this report:

1. The Financial Statements listed in the accompanying index on page 54 are filed as part of this report.

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

		Page/Filing
Schedule	Description	Basis

Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	85
Schedule III	Supplementary Insurance Information	88
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	89
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan*	(1)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and Alan R. Spachman, as amended as of January 1, 2008*	(5),(8)
10.8	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.9	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.11	National Interstate Corporation Amended and Restated Management Bonus Plan*	(6)
10.12	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007	(7)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Five “Investments and Securities Lending Collateral”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Reinsurance”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007

(7)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Investment in subsidiaries	$216,933	$208,505
Investments:
Fixed maturities available-for-sale, at fair value (cost of $11,629 and $16,385, respectively)	9,906	15,967
Equities available-for-sale, at fair value (cost of $200 and $1,108, respectively)	200	1,437
Short-term investments, at cost which approximates fair value	—	1,600

Total investments	10,106	19,004
Receivable from subsidiary	2,076	3,507
Cash	3,458	64
Securities lending collateral	4,682	10,548
Property and equipment — net	2,023	1,519
Other assets	397	694

Total assets	$239,675	$243,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Long-term debt	$15,000	$15,464
Securities lending obligation	4,682	10,548
Other liabilities	3,919	5,023

Total liabilities	23,601	31,035
Shareholders’ equity
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,055 and 4,145 shares, respectively in treasury	234	234
Additional paid-in capital	48,004	45,566
Retained earnings	184,187	178,190
Accumulated other comprehensive loss	(10,613)	(5,321)
Treasury shares	(5,738)	(5,863)

Total shareholders’ equity	216,074	212,806

Total liabilities and shareholders’ equity	$239,675	$243,841

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31
	2008	2007	2006
	(In thousands)

Revenues:
Fees from subsidiaries	$13,189	$12,055	$10,862
Net investment income	733	965	1,026
Realized (losses) gains on investments	(1,006)	1	13

Total revenues	12,916	13,021	11,901
Expenses:
General and administrative expenses	14,854	13,660	11,721
Interest expense	833	1,550	1,522

Total expenses	15,687	15,210	13,243

Loss before income taxes and equity in undistributed income of subsidiaries	(2,771)	(2,189)	(1,342)
Income tax benefit	(969)	(729)	(470)

Loss before equity in undistributed income of subsidiaries	(1,802)	(1,460)	(872)
Equity in undistributed income of subsidiaries, net of tax	12,462	45,062	36,572

Net income	$10,660	$43,602	$35,700

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income	$10,660	$43,602	$35,700
Adjustments to reconcile net income to cash used in operating activities	(9,191)	(46,807)	(35,612)

Net cash provided by (used in) operating activities	1,469	(3,205)	88
Investing Activities
Capital contributions to subsidiaries	—	—	(788)
Distributions from subsidiaries	—	4,000	3,000
Purchases of investments	(6,454)	(1,662)	(3,249)
Proceeds from sale or maturity of investments	13,133	4,580	3,768
Purchases of property and equipment	(861)	(834)	(416)

Net cash provided by investing activities	5,818	6,084	2,315
Financing Activities
Additional long-term borrowings	15,000	—	—
Reduction of long-term debt	(15,464)	—	(833)
Decrease (increase) in securities lending collateral	5,866	(10,548)	—
(Decrease) increase in securities lending obligation	(5,866)	10,548	—
Issuance of common shares from treasury upon exercise of stock options	838	456	486
Cash dividends paid on common shares	(4,663)	(3,862)	(3,076)
Tax benefit realized from exercise of stock option	396	218	557

Net cash used in financing activities	(3,893)	(3,188)	(2,866)
Net increase (decrease) in cash	3,394	(309)	(463)
Cash at beginning of year	64	373	836

Cash at end of year	$3,458	$64	$373

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

							Amortization
	Deferred						of Deferred
	Policy	Liability for			Net		Policy	Other	Net
	Acquisition	Unpaid Losses	Unearned	Earned	Investment	Losses and	Acquisition	Underwriting	Premiums
	Costs	and LAE	Premiums	Premiums	Income	LAE	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2008	$19,245	$400,001	$156,598	$290,741	$22,501	$188,131	$54,293	$7,837	$298,081
Year ended December 31, 2007	17,578	302,088	145,296	257,561	22,141	149,501	44,607	6,315	272,142
Year ended December 31, 2006	15,035	265,966	127,723	217,319	17,579	129,491	37,674	4,997	241,916

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(1)	Period
			(In thousands)

Year ended December 31, 2008
Premiums in course of collection	$462	$354	$—	$229	$587
Year ended December 31, 2007
Premiums in course of collection	522	338	—	398	462
Year ended December 31, 2006
Premiums in course of collection	580	151	—	209	522

(1)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
Name:     David W. Michelson

Title:	President and Chief Executive Officer

Signed: March 12, 2009

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MICHELSON	President and Chief Executive Officer	March 12, 2009
David W. Michelson	(Principal Executive Officer)

/s/ JULIE A. MCGRAW	Vice President	March 12, 2009
Julie A. McGraw	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALAN R. SPACHMAN*	Chairman of the Board	March 12, 2009
Alan R. Spachman

/s/ JOSEPH E. CONSOLINO*	Director	March 12, 2009
Joseph E. Consolino

/s/ THEODORE H. ELLIOTT, JR.*	Director	March 12, 2009
Theodore H. Elliott, Jr.

/s/ GARY J. GRUBER*	Director	March 12, 2009
Gary J. Gruber

/s/ KEITH A. JENSEN*	Director	March 12, 2009
Keith A. Jensen

/s/ JAMES C. KENNEDY*	Director	March 12, 2009
James C. Kennedy

/s/ DONALD D. LARSON*	Director	March 12, 2009
Donald D. Larson

/s/ JOEL SCHIAVONE*	Director	March 12, 2009
Joel Schiavone

*	By David W. Michelson and Julie A. McGraw, attorneys-in-fact