Form 10-Q
period 2009-03-31
National Interstate CORP
filed 2009-05-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of April 29, 2009 was 19,392,399.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $479,897 and $462,562, respectively)	$476,014	$459,237
Equity securities available-for-sale, at fair value (cost — $30,002 and $30,143, respectively)	24,066	27,233
Short-term investments, at cost which approximates fair value	85	85

Total investments	500,165	486,555
Cash and cash equivalents	72,104	77,159
Securities lending collateral, at fair value (cost — $78,001 and $94,655, respectively)	68,052	84,670
Accrued investment income	4,920	5,161
Premiums receivable, net of allowance for doubtful accounts of $568 and $587, respectively	127,541	95,610
Reinsurance recoverables on paid and unpaid losses	148,418	150,791
Prepaid reinsurance premiums	38,350	28,404
Deferred policy acquisition costs	22,180	19,245
Deferred federal income taxes	19,101	18,324
Property and equipment, net	21,049	20,406
Funds held by reinsurer	2,586	3,073
Prepaid expenses and other assets	1,468	1,414

Total assets	$1,025,934	$990,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$399,168	$400,001
Unearned premiums and service fees	185,644	156,598
Long-term debt	15,000	15,000
Amounts withheld or retained for account of others	51,406	48,357
Reinsurance balances payable	21,260	10,267
Securities lending obligation	79,597	95,828
Accounts payable and other liabilities	35,323	35,813
Commissions payable	9,768	9,274
Assessments and fees payable	3,861	3,600

Total liabilities	801,027	774,738
Shareholders’ equity:
Preferred shares — no par value Authorized — 10,000 shares Issued — 0 shares	—	—
Common shares — $0.01 par value Authorized — 50,000 shares Issued — 23,350 shares, including 4,050 and 4,055 shares, respectively, in treasury	234	234
Additional paid-in capital	48,299	48,004
Retained earnings	195,473	184,187
Accumulated other comprehensive loss	(13,368)	(10,613)
Treasury shares	(5,731)	(5,738)

Total shareholders’ equity	224,907	216,074

Total liabilities and shareholders’ equity	$1,025,934	$990,812

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Premiums earned	$69,439	$67,650
Net investment income	5,010	5,844
Net realized gains (losses) on investments	23	(587)
Other	788	837

Total revenues	75,260	73,744
Expenses:
Losses and loss adjustment expenses	39,326	41,685
Commissions and other underwriting expenses	13,019	12,961
Other operating and general expenses	3,292	3,232
Expense on amounts withheld	867	1,258
Interest expense	120	346

Total expenses	56,624	59,482

Income before federal income taxes	18,636	14,262
Provision for federal income taxes	5,990	4,691

Net income	$12,646	$9,571

Net income per common share — basic	$0.66	$0.50

Net income per common share — diluted	$0.65	$0.49

Weighted average of common shares outstanding — basic	19,300	19,262

Weighted average of common shares outstanding — diluted	19,353	19,422

Cash dividends per common share	$0.07	$0.06

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			12,646			12,646
Unrealized depreciation of investment securities, net of tax benefit of $0.8 million				(2,755)		(2,755)

Comprehensive income						9,891
Dividends on common stock			(1,360)			(1,360)
Issuance of 5,152 treasury shares from vesting of restricted stock, net of forfeitures		(70)			7	(63)
Stock compensation expense		365				365

Balance at March 31, 2009	$234	$48,299	$195,473	$(13,368)	$(5,731)	$224,907

Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			9,571			9,571
Unrealized depreciation of investment securities, net of tax benefit of $671				(4,486)		(4,486)

Comprehensive income						5,085
Dividends on common stock			(1,165)			(1,165)
Issuance of 74,901 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		539			104	643
Tax benefit realized from exercise of stock options		361				361
Stock compensation expense		352				352

Balance at March 31, 2008	$234	$46,818	$186,596	$(9,807)	$(5,759)	$218,082

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$12,646	$9,571
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	555	254
Provision for depreciation and amortization	453	338
Net realized (gains) losses on investment securities	(23)	587
Deferred federal income taxes	15	57
Stock compensation expense	365	372
Increase in deferred policy acquisition costs, net	(2,935)	(5,037)
(Decrease) increase in reserves for losses and loss adjustment expenses	(833)	25,028
Increase in premiums receivable	(31,931)	(44,656)
Increase in unearned premiums and service fees	29,046	47,823
Decrease in interest receivable and other assets	674	1,375
Increase in prepaid reinsurance premiums	(9,946)	(16,378)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	266	4,337
Increase in amounts withheld or retained for account of others	3,049	5,336
Decrease (increase) in reinsurance recoverable	2,373	(11,506)
Increase in reinsurance balances payable	10,993	17,531
Other	—	81

Net cash provided by operating activities	14,767	35,113

Investing activities
Purchases of fixed maturities	(125,372)	(171,439)
Purchases of equity securities	(86)	(1,151)
Proceeds from sale of fixed maturities	18,010	—
Proceeds from sale of equity securities	320	3,578
Proceeds from maturity and redemptions of investments	89,825	152,483
Capital expenditures	(1,096)	(440)

Net cash used in investing activities	(18,399)	(16,969)

Financing activities
Decrease in securities lending collateral	16,231	4,820
Decrease in securities lending obligation	(16,231)	(4,820)
Tax benefit realized from exercise of stock options	—	361
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(63)	623
Cash dividends paid on common shares	(1,360)	(1,165)

Net cash used in financing activities	(1,423)	(181)

Net (decrease) increase in cash and cash equivalents	(5,055)	17,963
Cash and cash equivalents at beginning of period	77,159	43,069

Cash and cash equivalents at end of period	$72,104	$61,032

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
2. Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.
These FSPs are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSPs do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, the FSPs require comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of these FSPs will have a material effect on the determination or reporting of its current financial results.

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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market and cash and cash equivalents. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $6.0 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from our brokers and pricing services and did not adjust any quotes or prices that the Company obtained.
The following table presents the Company’s investment and securities lending collateral portfolios, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at March 31, 2009:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. government and government agency obligations	$—	$183,587	$—	$183,587
State and local government obligations	—	151,383	6,313	157,696
Mortgage-backed securities	—	91,246	—	91,246
Corporate obligations	—	30,237	3,830	34,067
Preferred redeemable securities	6,575	563	2,280	9,418

Total fixed maturities	6,575	457,016	12,423	476,014

Equity securities:
Perpetual preferred stock	1,513	19	2,153	3,685
Common stock	10,936	9,445	—	20,381

Total equity securities	12,449	9,464	2,153	24,066
Short-term investments	—	85	—	85

Total investments	19,024	466,565	14,576	500,165

Cash and cash equivalents	72,104	—	—	72,104

Total investments and cash and cash equivalents	$91,128	$466,565	$14,576	$572,269

Securities lending:
Cash and cash equivalents	$31,930	$257	$—	$32,187
Mortgage-backed securities	—	14,923	2,502	17,425
Corporate obligations	—	16,424	2,016	18,440

Total securities lending	$31,930	$31,604	$4,518	$68,052

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month period ended March 31, 2009:

	Three Months Ended March 31, 2009
		State and local		Perpetual	Securities
	Corporate	government	Redeemable	preferred	lending
	obligations	obligations	preferred stock	stock	collateral
	(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	—	—	—	(170)	(421)
Included in other comprehensive income	35	195	(126)	(998)	150
Purchases and (settlements) (1)	(500)	—	—	56	(257)
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at March 31, 2009	$3,830	$6,313	$2,280	$2,153	$4,518

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$(170)	$(421)

(1)	These amounts are attributable to either a) purchases of securities or b) principal pay downs, calls or maturities during the three months ended March 31, 2009.
4. Securities Lending Program
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
We examine all investments, including securities lending collateral, held by the Company for possible other-than-temporary declines in value. In the first quarter of 2009, we recorded a $0.4 million other-than-temporary impairment (“OTTI”) on one fixed maturity investment within our securities lending collateral portfolio, compared to $0.6 million recorded in the first quarter of 2008.

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Collateral obligation	$79,597	$95,828
Pretax unrealized loss on fair value of collateral held	(9,949)	(9,985)
Cumulative other-than-temporary impairment charges	(1,596)	(1,173)
Fair value of collateral held	68,052	84,670
Fair value of securities lent plus accrued interest	78,310	94,265
5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2009, there were 826,504 of the Company’s common shares reserved for issuance under the LTIP and options for 607,050 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2009 and 2008, the Company recognized stock-based compensation expense of $0.4 million. Related income tax benefits were approximately $0.1 million for both the three months ended March 31, 2009 and 2008. The Company paid a dividend of $0.07 and $0.06 per common share for the three months ended March 31, 2009 and 2008, respectively.
6. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2009, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Assumed premiums written	$1,178	$2,062
Assumed premiums earned	1,223	1,561
Assumed losses and loss adjustment expense incurred	1,167	1,095
Ceded premiums written	1,341	1,546
Ceded premiums earned	804	924
Ceded losses and loss adjustment expense recoveries	1,225	248
Payable to Great American as of period end	1,138	1,326
Great American or its parent, American Financial Group, Inc., perform certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
In 2008, Great American filed an Undertaking on Appeal as surety with the Superior Court of the State of California for the County of Los Angeles in the amount of $17.9 million on behalf of NIIC. This surety was purchased from Great American to secure a judgment amount associated with the Company’s pending appellate case as noted in Note 8 “Commitments and Contingencies” and was renewed in January 2009.

7. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2009		2008
	Written	Earned	Written	Earned
	(Dollars in thousands)
Direct	$115,579	$86,371	$130,560	$83,042
Assumed	1,839	2,067	2,744	2,463
Ceded	(28,945)	(18,999)	(34,236)	(17,855)

Net Premium	$88,473	$69,439	$99,068	$67,650

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2009 and 2008 were $16.3 million and $7.7 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
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
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current net exposure to the Company for this judgment approximates $7.0 million and, as required by the Court, the Company secured the judgment amount with a surety bond. However, the Company believes that it has a strong appellate case and strategy and is vigorously pursuing the appellate process. Additionally, during April 2009, the Association of California Insurance Companies, the California affiliate of the Property Casualty Insurers Association of America, filed an amicus curiae brief in support of the Company’s legal position. The Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2009, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2009 and December 31, 2008, the liability for such assessments was $3.9 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Net income	$12,646	$9,571

Weighted average shares outstanding during period	19,300	19,262
Additional shares issuable under employee common stock option plans using treasury stock method	53	160

Weighted average shares outstanding assuming exercise of stock options	19,353	19,422

Net income per share:
Basic	$0.66	$0.50
Diluted	$0.65	$0.49
For the quarters ended March 31, 2009 and 2008, there were 465,550 and 170,440, respectively, outstanding options excluded from diluted earnings per share because they were anti-dilutive.
10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$34,062	$28,715
Transportation	16,125	18,594
Specialty Personal Lines	13,790	12,895
Hawaii and Alaska	4,015	4,396
Other	1,447	3,050

Total premiums earned	69,439	67,650
Net investment income	5,010	5,844
Net realized gains (losses) on investments	23	(587)
Other	788	837

Total revenues	$75,260	$73,744

11. Income Taxes
A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rate of 35% is as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Expected federal income tax expense at statutory rate	$6,523	$4,992
Tax effect of tax-exempt investment income	(406)	(319)
Valuation allowance on net capital losses	(124)	—
Other items, net	(3)	19

	$5,990	$4,692

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$10,414	$9,035
Unpaid losses and loss adjustment expenses	8,194	8,233
Assignments and assessments	1,036	945
Unrealized losses on investments	6,965	5,677
Realized losses on investments, primarily impairments	8,136	7,936
Other, net	192	873

	34,937	32,699
Valuation allowance	(7,941)	(7,616)

	26,996	25,083

Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,763)	(6,736)
Other, net	(132)	(23)

Total deferred tax liabilities	(7,895)	(6,759)

Net deferred income tax assets	$19,101	$18,324

Management has reviewed the recoverability of the deferred tax asset and believes that with the exception of unrealized losses on investments and realized losses, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on equity investments of $0.5 million and $0.1 million for March 31, 2009 and December 31, 2008, respectively, and a valuation allowance on net realized losses on investments of $7.4 million and $7.5 million for March 31, 2009 and December 31, 2008, respectively, both primarily related to impairment charges.
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
As of March 31, 2009, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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
We derive our revenues primarily from premiums generated by our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), commissions and other underwriting expenses and other operating and general expenses.

Our March 31, 2009 and 2008 net earnings from operations, net realized gains and losses from investments and net income are as follows:

	Three Months Ended March 31,
	2009		2008
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$12,507	$0.64	$9,953	$0.51
After-tax net realized gains (losses) from investments	139	0.01	(382)	(0.02)

Net income	$12,646	$0.65	$9,571	$0.49

Our net earnings from operations for the first quarter of 2009 were $12.5 million ($0.64 per share diluted) compared to $10.0 million ($0.51 per share diluted) in 2008. During the first quarter of 2008, we experienced an unusual number of large claims. In the first quarter of 2009, we experienced favorable large claims activity levels thus contributing to the $2.5 million increase in earnings from operations. The large claims in the first quarter of 2008 resulted in a 5.6% increase to the loss and LAE ratio or an approximate $2.5 million decrease to earnings from operations. In addition to lower losses, we also maintained a relatively constant expense ratio of 22.4% in the first quarter of 2009 compared to 22.7% in the first quarter of 2008.
We had after-tax net realized gains from investments of $0.1 million ($0.01 per share diluted) in 2009 compared to after-tax net realized losses from investments of $0.4 million ($0.02 per share diluted) in 2008. Included in the 2009 after-tax net realized gains are other-than-temporary impairment adjustments of $0.6 million compared to impairment adjustments of $0.9 million in 2008. Despite recording these realized losses in accordance with other-than-temporary impairment accounting guidelines, we believe that an economic loss is still not certain and intend to maximize future potential recoveries related to these investments.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$79,377	67.6%	$88,775	66.6%
Transportation	16,196	13.8%	22,701	17.0%
Specialty Personal Lines	16,117	13.7%	15,331	11.5%
Hawaii and Alaska	4,561	3.9%	5,622	4.2%
Other	1,167	1.0%	875	0.7%

Gross premiums written	$117,418	100.0%	$133,304	100.0%

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
Gross premiums written include both direct premium and assumed premium. During the first quarter of 2009, our gross premiums written decreased $15.9 million, or 11.9%. Our alternative risk transfer, transportation and Hawaii and Alaska components all experienced decreases in gross premiums written as compared to 2008. Several factors contributed to the decrease in our gross premiums written including, the current U.S. economic crisis affecting our commercial customers, primarily through lack of growth relative to vehicle counts and the effects of initiatives specific to a few of our products that we put in place in the third quarter of 2008 centered on risk selection and pricing adequacy. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume in the short term as a result. The marketplace remains competitive, but we continue to identify potential new products, which we will evaluate throughout the year.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less than expected losses. We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the three months ended March 31, 2009 and 2008, we recorded $1.9 million and $2.3 million of returns of premium, respectively.
Gross premiums written in the specialty personal lines component increased $0.8 million, or 5.1%, compared to the same period in 2008. This increase is primarily related to continued vehicle count growth in our commercial vehicle product from expanded marketing initiatives and product enhancements. The growth in our commercial vehicle product in the first quarter of 2009 was offset by increased competition associated with price sensitivity and a decline in new quotes as there is less consumer demand for new recreational vehicles. Our Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans normally based on our written premium in that state and over which we have no control, increased $0.3 million, or 33.4%, compared to the same period in 2008.
Premiums Earned
2009 compared to 2008. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$34,062	$28,715	$5,347	18.6%
Transportation	16,125	18,594	(2,469)	(13.3%)
Specialty Personal Lines	13,790	12,895	895	6.9%
Hawaii and Alaska	4,015	4,396	(381)	(8.7%)
Other	1,447	3,050	(1,603)	(52.6%)

Net premiums earned	$69,439	$67,650	$1,789	2.6%

Our net premiums earned increased $1.8 million, or 2.6%, to $69.4 million during the three months ended March 31, 2009 compared to $67.6 million for the same period in 2008. This increase is primarily attributable to the alternative risk transfer component, which grew $5.3 million over 2008 mainly due to three new captive programs introduced in 2008 and new participants during 2008 in our existing group captive programs. Our specialty personal lines component increased $0.9 million, or 6.9%, due to an increase in our commercial vehicle product. The transportation and Hawaii and Alaska components decreased $2.5 million and $0.4 million, respectively, compared to 2008 due to reductions in gross premiums written in these components during 2008. The Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $1.6 million, or 52.6%, during the first quarter of 2009 compared to the same period in 2008.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three months ended March 31, 2009, we experienced a slight decrease in rate levels on our renewal business due to the continued softening market.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Gross premiums written	$117,418	$133,304
Ceded reinsurance	(28,945)	(34,236)

Net premiums written	88,473	99,068
Change in unearned premiums, net of ceded	(19,034)	(31,418)

Net premiums earned	$69,439	$67,650

Combined Ratios:
Loss and LAE ratio (1)	56.6%	61.6%
Underwriting expense ratio (2)	22.4%	22.7%

Combined ratio	79.0%	84.3%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
2009 compared to 2008. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2009 decreased 5.0 percentage points to 56.6% compared to 61.6% in the same period in 2008. The loss and LAE ratio for the first quarter of 2009 includes a $0.8 million, or 1.2 percentage points, increase for unfavorable development of losses from prior years compared to unfavorable development of $1.6 million, or 2.4 percentage points, in the first quarter of 2008. We experienced no large losses during the first quarter of 2009 compared to two large losses that were incurred during the first quarter of 2008, which increased our loss and LAE by $3.8 million and increased the loss ratio by approximately 5.6 percentage points.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the first quarter of 2009 remained relatively flat at 22.4% compared to 22.7% for the same period in 2008.
Net Investment Income
2009 compared to 2008. Net investment income decreased $0.8 million, or 14.3%, to $5.0 million for the three months ended March 31, 2009 compared to $5.8 million in the same period in 2008 reflecting lower yields on our portfolio. Yields declined throughout 2008 and remained low during the first quarter of 2009 for most investment categories in which we are active.
Net Realized Gains (Losses) on Investments
2009 compared to 2008. Net realized gains were $23 thousand for the first quarter of 2009 compared to net realized losses of $0.6 million for the first quarter of 2008. Continuing turmoil in investment markets have resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This has had an impact on our investment portfolio in 2009, as net realized gains from sales of $0.6 million were offset by an other-than-temporary impairment charge of $0.6 million related primarily to a preferred stock holding and one fixed maturity investment with market values that were significantly below cost.

Expense on Amounts Withheld
2009 compared to 2008. We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. For the three months ended March 31, 2009, the expense on amounts withheld decreased $0.4 million, or 31.1%, to $0.9 million from $1.3 million in the comparable period in 2008. This decrease is primarily attributable to lower interest rate yields experienced during the first quarter of 2009 compared to 2008, which reduced the related interest expense by $0.3 million.
Financial Condition
Investments and Securities Lending Collateral
At March 31, 2009, our investment portfolio contained $476.0 million in fixed maturity securities, $24.1 million in equity securities and $68.1 million in securities lending collateral, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2009, we had pretax net unrealized losses of $3.9 million on fixed maturities and pretax net unrealized losses of $5.9 million on equity securities.
At March 31, 2009, 99.0% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB) by Standard & Poor’s Corporation. At March 31, 2009, 87.8% of the securities lending collateral was rated “investment grade” by Standard & Poor’s Corporation or invested in overnight repurchase agreements. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at March 31, 2009 is shown in the following table. Approximately $9.2 million of fixed maturities, $9.9 million of equity securities and $34.2 million of securities lending collateral had no unrealized gains or losses at March 31, 2009.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$367,644	$99,147
Amortized cost of securities	359,348	111,326
Gross unrealized gain or (loss)	$8,296	$(12,179)
Fair value as a % of amortized cost	102.3%	89.1%
Number of security positions held	301	113
Number individually exceeding $50,000 gain or (loss)	39	43
Concentration of gains or (losses) by type or industry:
US government and government agencies	$2,680	$(75)
State, municipalities and political subdivisions	3,296	(2,442)
Mortgage-backed securities	2,119	(6)
Banks, insurance and brokers	104	(8,302)
Industrial and other	97	(1,354)
Percentage rated investment grade (1)	99.8%	96.1%
Equity Securities:
Fair value of securities	$837	$13,349
Cost of securities	792	19,330
Gross unrealized gain or (loss)	$45	$(5,981)
Fair value as a % of cost	105.7%	69.1%
Number individually exceeding $50,000 gain or (loss)	—	16
Securities Lending:
Fair value of securities	$—	$33,849
Amortized cost of securities	—	43,798
Gross unrealized loss	$—	$(9,949)
Fair value as a % of amortized cost	—	77.3%
Number of security positions held	—	14
Number individually exceeding $50,000 gain or (loss)	—	11
Concentration of loss by type:
Repurchase agreements — overnight	—	—
Mortgage-backed securities	—	(9,374)
Banks, insurance, and brokers	—	(575)
Percentage rated investment grade (1)	—	82.2%

(1)	Investment grade of AAA to BBB by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2009, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fixed Maturities Portfolio		Securities Lending Collateral
	Securities with	Securities with	Securities with	Securities with
	Unrealized	Unrealized	Unrealized	Unrealized
	Gains	Losses	Gains	Losses
Maturity:
Due one year or less	2.2%	7.5%	0.0%	42.9%
Due after one year through five years	37.9%	27.1%	0.0%	5.6%
Due after five years through ten years	31.3%	33.9%	0.0%	0.0%
Due after ten years	4.0%	30.9%	0.0%	0.0%

	75.4%	99.4%	0.0%	48.5%
Mortgage-backed securities	24.6%	0.6%	0.0%	51.5%

	100.0%	100.0%	0.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities, equity securities and securities lending by dollar amount:

	At March 31, 2009
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (35 issues)	$61,002	$2,589	104.4%
More than one year (4 issues)	7,277	510	107.5%
Less than $50,000 (262 issues)	299,365	5,197	101.8%

	$367,644	$8,296

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (24 issues)	$14,226	$(2,965)	82.8%
More than one year (19 issues)	14,867	(8,124)	64.7%
Less than $50,000 (70 issues)	70,054	(1,090)	98.5%

	$99,147	$(12,179)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (8 issues)	837	45	105.7%

	$837	$45

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$10,726	$(2,518)	81.0%
More than one year (1 issue)	1,695	(3,305)	33.9%
Less than $50,000 (11 issues)	928	(158)	85.5%

	$13,349	$(5,981)

Securities Lending:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	—
More than one year (0 issues)	—	—	—
Less than $50,000 (0 issues)	—	—	—

	$—	$—

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (4 issues)	$8,545	$(881)	90.7%
More than one year (7 issues)	12,352	(9,020)	57.8%
Less than $50,000 (3 issues)	12,952	(48)	99.6%

	$33,849	$(9,949)

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
Premiums receivable increased $31.9 million, or 33.4%, and unearned premiums increased $29.0 million, or 18.5%, from December 31, 2008 to March 31, 2009. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct written premiums in our alternative risk transfer component in the first quarter of 2009 compared to the fourth quarter of 2008.
Prepaid reinsurance premiums increased $9.9 million, or 35.0%, and reinsurance balances payable increased $11.0 million, or 107.1%, from December 31, 2008 to March 31, 2009. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premiums written in the alternative risk transfer component in the first quarter of 2009 compared to the fourth quarter of 2008.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2009, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Continuing volatility in the capital markets presents challenges to us as we seek to manage our portfolio and our capital position. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased $5.0 million from $77.2 million at December 31, 2008 to $72.2 million at March 31, 2009. Net cash provided by operating activities was $14.8 million during the three months ended March 31, 2009, compared to $35.1 million during the comparable period in 2008. This decrease of $20.3 million is attributable to a large amount of claims payments being made during the first quarter of 2009 and a reduction in our premiums written in the first quarter of 2009 compared to the same period in 2008.
Net cash used in investing activities was $18.4 million and $17.0 million for the three months ended March 31, 2009 and 2008, respectively. The $1.4 million increase in cash used in investing activities was primarily related to an increase of net purchases (purchases less sales and maturity and redemptions of investments) of securities in 2009 compared to 2008.
We utilized net cash of $1.4 million and $0.2 million from financing activities for the three months ended March 31, 2009 and 2008, respectively. We received cash and a related income tax benefit in the first quarter of 2008 of $1.0 million from the exercise of stock options and had no stock options exercised during the first quarter 2009. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.

We have a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at March 31, 2009. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at March 31, 2009.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2009, we were in compliance with all financial covenants. The Credit Agreement will terminate on December 19, 2012.
On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of March 31, 2009, the interest rate on this debt is equal to the six-month LIBOR (2.6% at November 24, 2008) plus 65 basis points, with interest payments due quarterly.
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
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of other-than-temporary impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2009 and December 31, 2008, we had $399.2 million and $400.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2008 reflected point estimates that were within 2% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2009 and December 31, 2008.
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
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the quarter ended March 31, 2009, we recorded $0.6 million in other-than-temporary impairment adjustments, related to one preferred stock and one fixed maturity investment. We recorded impairment adjustments of $0.9 million for the three months ended March 31, 2008. While it is not possible to accurately predict if or when a specific security will become impaired, given the current turmoil and uncertainty in the market, charges for other-than-temporary impairment could be material to results of operations in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments and Securities Lending Collateral.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first quarter of 2009, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2009, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, Note 16 to the Consolidated Financial Statements included therein and Note 8 to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
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

NATIONAL INTERSTATE CORPORATION

Date: May 6, 2009	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2009	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)