Form 10-Q
period 2009-06-30
National Interstate CORP
filed 2009-08-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
The number of shares outstanding of the registrant’s sole class of common shares as of August 4, 2009 was 19,392,833.

National Interstate Corporation

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $495,228 and $462,562, respectively)	$485,780	$459,237
Equity securities available-for-sale, at fair value (cost — $29,309 and $30,143, respectively)	29,834	27,233
Short-term investments, at cost which approximates fair value	86	85

Total investments	515,700	486,555
Cash and cash equivalents	57,288	77,159
Securities lending collateral (cost — $0 and $94,655, respectively)	—	84,670
Accrued investment income	4,395	5,161
Premiums receivable, net of allowance for doubtful accounts of $577 and $587, respectively	139,448	95,610
Reinsurance recoverables on paid and unpaid losses	147,843	150,791
Prepaid reinsurance premiums	40,452	28,404
Deferred policy acquisition costs	22,126	19,245
Deferred federal income taxes	15,689	18,324
Property and equipment, net	21,303	20,406
Funds held by reinsurer	3,007	3,073
Prepaid expenses and other assets	1,992	1,414

Total assets	$969,243	$990,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$404,986	$400,001
Unearned premiums and service fees	190,644	156,598
Long-term debt	15,000	15,000
Amounts withheld or retained for account of others	51,318	48,357
Reinsurance balances payable	21,245	10,267
Securities lending obligation	—	95,828
Accounts payable and other liabilities	28,614	35,813
Commissions payable	9,980	9,274
Assessments and fees payable	3,909	3,600

Total liabilities	725,696	774,738
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,049 and 4,055 shares, respectively, in treasury	234	234
Additional paid-in capital	48,621	48,004
Retained earnings	206,222	184,187
Accumulated other comprehensive loss	(5,800)	(10,613)
Treasury shares	(5,730)	(5,738)

Total shareholders’ equity	243,547	216,074

Total liabilities and shareholders’ equity	$969,243	$990,812

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Premiums earned	$69,663	$71,813	$139,102	$139,463
Net investment income	4,919	5,451	9,929	11,295
Net realized gains (losses) on investments (*)	1,048	(1,724)	1,071	(2,311)
Other	960	757	1,748	1,594

Total revenues	76,590	76,297	151,850	150,041
Expenses:
Losses and loss adjustment expenses	39,440	50,417	78,766	92,102
Commissions and other underwriting expenses	15,357	15,195	28,376	28,156
Other operating and general expenses	3,203	3,313	6,495	6,545
Expense on amounts withheld	900	1,002	1,767	2,260
Interest expense	212	225	332	571

Total expenses	59,112	70,152	115,736	129,634

Income before federal income taxes	17,478	6,145	36,114	20,407
Provision for federal income taxes	5,369	1,775	11,359	6,466

Net income	$12,109	$4,370	$24,755	$13,941

Net income per common share — basic	$0.63	$0.23	$1.28	$0.72

Net income per common share — diluted	$0.63	$0.23	$1.28	$0.72

Weighted average of common shares outstanding — basic	19,301	19,288	19,301	19,275

Weighted average of common shares outstanding — diluted	19,359	19,375	19,351	19,400

Cash dividends per common share	$0.07	$0.06	$0.14	$0.12

(*) Consists of the following:

Realized gains (losses) before impairment losses	$1,674	$(96)	$2,304	$246

Total losses on securities with impairment charges	(3,640)	(1,628)	(4,247)	(2,557)
Non-credit portion in other comprehensive income	3,014	—	3,014	—

Net impairment charges recognized in earnings	(626)	(1,628)	(1,233)	(2,557)

Net realized gains (losses) on investments	$1,048	$(1,724)	$1,071	$(2,311)

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			24,755			24,755
Unrealized appreciation of investment securities, net of tax benefit of $2.5 million				4,813		4,813

Comprehensive income						29,568
Dividends on common stock			(2,720)			(2,720)
Issuance of 5,595 treasury shares from restricted stock issued, net of forfeitures		(63)			8	(55)
Stock compensation expense		680				680

Balance at June 30, 2009	$234	$48,621	$206,222	$(5,800)	$(5,730)	$243,547

Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			13,941			13,941
Unrealized depreciation of investment securities, net of tax benefit of $2.3 million				(9,094)		(9,094)

Comprehensive income						4,847
Dividends on common stock			(2,331)			(2,331)
Issuance of 87,315 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		698			121	819
Tax benefit realized from exercise of stock options		381				381
Stock compensation expense		694				694

Balance at June 30, 2008	$234	$47,339	$189,800	$(14,415)	$(5,742)	$217,216

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$24,755	$13,941
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,280	758
Provision for depreciation and amortization	922	688
Net realized (gains) losses on investments	(1,071)	2,311
Deferred federal income taxes	152	(2,304)
Stock compensation expense	680	694
Increase in deferred policy acquisition costs, net	(2,881)	(6,042)
Increase in reserves for losses and loss adjustment expenses	4,985	54,239
Increase in premiums receivable	(43,838)	(54,774)
Increase in unearned premiums and service fees	34,046	58,569
Decrease in interest receivable and other assets	254	977
Increase in prepaid reinsurance premiums	(12,048)	(20,936)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(6,184)	6,874
Increase in amounts withheld or retained for account of others	2,961	4,591
Decrease (increase) in reinsurance recoverable	2,948	(23,066)
Increase in reinsurance balances payable	10,978	18,576

Net cash provided by operating activities	17,939	55,096

Investing activities
Purchases of fixed maturities	(204,681)	(305,489)
Purchases of equity securities	(4,392)	(3,150)
Proceeds from sale of fixed maturities	37,029	483
Proceeds from sale of equity securities	6,189	9,175
Proceeds from maturities and redemptions of investments	179,154	244,140
Capital expenditures	(1,819)	(751)

Net cash provided by (used in) investing activities	11,480	(55,592)

Financing activities
Decrease in securities lending collateral	49,313	25,967
Decrease in securities lending obligation	(95,828)	(25,967)
Additional long-term borrowings	—	15,000
Reductions of long-term debt	—	(15,464)
Tax benefit realized from exercise of stock options	—	381
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(55)	819
Cash dividends paid on common shares	(2,720)	(2,331)

Net cash used in financing activities	(49,290)	(1,595)

Net decrease in cash and cash equivalents	(19,871)	(2,091)
Cash and cash equivalents at beginning of period	77,159	43,069

Cash and cash equivalents at end of period	$57,288	$40,978

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
2. Securities Lending Program
Prior to June 2009, the Company participated in a securities lending program whereby certain fixed maturity and equity securities from the Company’s investment portfolio were loaned to other institutions for short periods of time. The Company required collateral equal to 102% of the market value of the loaned securities plus accrued interest. The collateral was invested by the lending agent generating investment income, net of applicable fees. The Company was not permitted to sell or re-pledge the collateral on the securities lending program. The Company accounted for this program as a secured borrowing and recorded the collateral held and corresponding liability to return the collateral on the Company’s Consolidated Balance Sheets at fair value. The securities loaned remained a recorded asset of the Company. Prior to 2008, collateral could be invested in investments with maturities beyond the loan term, including asset backed securities and corporate obligations. However, in light of the market turmoil, beginning in 2008, new cash collateral was only invested in overnight investments.
In June 2009, the Company terminated its securities lending program. The Company used cash on hand and securities lending collateral to pay the $73.7 million securities lending obligation. Securities lending collateral that had a fair value of $35.8 million ($46.5 million book value) and an unrealized loss of $9.1 million at the termination date, were retained by the Company and are included in the Company’s fixed maturities portfolio. Other-than-temporary impairments of $1.6 million had previously been taken on these fixed maturities. Additionally, during 2009, and prior to the programs termination, approximately $22.1 million of investments within the Company’s securities lending collateral matured and were used to pay down a corresponding amount of the Company’s securities lending obligation.

During its participation in the program, the Company examined the securities lending collateral held for possible other-than-temporary declines in value. During the first six months of 2009, and prior to termination of the program, the Company recorded a $0.4 million other-than-temporary impairment on one fixed maturity investment within the Company’s securities lending collateral portfolio, compared to $0.6 million recorded during the same period in 2008.

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Collateral obligation	$—	$95,828
Pretax unrealized loss on fair value of collateral held	—	(9,985)
Cumulative other-than-temporary impairment charges	—	(1,173)
Fair value of collateral held	—	84,670
Fair value of securities lent plus accrued interest	—	94,265
3. Fair Value Measurements
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS No. 157, the Company must determine the appropriate level in the fair value hierarchy for each fair value measurement. The fair value hierarchy in SFAS No. 157 prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair values for the Company’s investment portfolio are reviewed by company personnel using data from nationally recognized pricing services as well as non-binding broker quotes.
The pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Valuation techniques utilized by pricing services and prices obtained from independent financial institutions are reviewed by company personnel who are familiar with the securities being priced and the markets in which they trade to ensure that the fair value determination is representative of an exit price, which is consistent with SFAS No. 157.
Effective April 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This standard provides guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. The standard did not change the objective of fair value measurements. Adoption of this FSP did not have a material impact on the Company’s consolidated financial position or results of operations.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $6.0 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using information such as the market prices of similar investments.

The following table presents the Company’s investment portfolio, categorized by the level within the SFAS No. 157 hierarchy in which the fair value measurements fall at June 30, 2009:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Fixed maturities:
U.S. government and government agency obligations	$—	$154,248	$—	$154,248
State and local government obligations	—	151,990	6,338	158,328
Residential mortgage-backed securities	—	102,491	2,705	105,196
Commercial mortgage-backed securities	—	3,574	—	3,574
Corporate obligations	—	47,972	5,825	53,797
Redeemable preferred stocks	7,710	628	2,299	10,637

Total fixed maturities	7,710	460,903	17,167	485,780

Equity securities:
Perpetual preferred stock	763	142	396	1,301
Common stock	17,272	11,261	—	28,533

Total equity securities	18,035	11,403	396	29,834
Short-term investments	—	86	—	86

Total investments	25,745	472,392	17,563	515,700
Cash and cash equivalents	57,288	—	—	57,288

Total investments and cash and cash equivalents	$83,033	$472,392	$17,563	$572,988

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended June 30, 2009:

	Three Months Ended June 30, 2009
		State and local	Residential		Perpetual	Securities
	Corporate	government	mortgage-backed	Redeemable	preferred	lending
	obligations	obligations	securities	preferred stock	stock	collateral
			(Dollars in thousands)
Beginning balance at April 1, 2009	$3,830	$6,313	$—	$2,280	$2,153	$4,518
Total gains or (losses):
Included in earnings	—	—	(497)	—	—	—
Included in other comprehensive income	(145)	25	700	19	2,549	396
Purchases and (settlements) (1)	—	—	(42)	—	(4,306)	(230)
Transfers in and/or (out) of Level 3 (2)	2,140	—	2,544	—	—	(4,684)

Ending balance at June 30, 2009	$5,825	$6,338	$2,705	$2,299	$396	$—

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(497)	$—	$—	$—

(1)	These amounts are attributable to either purchases of securities or principal pay downs, conversions or maturities during the three months ended June 30, 2009.

(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the three months ended June 30, 2009.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2009:

	Six Months Ended June 30, 2009
		State and local	Residential		Perpetual	Securities
	Corporate	government	mortgage-backed	Redeemable	preferred	lending
	obligations	obligations	securities	preferred stock	stock	collateral
			(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	—	—	(497)	—	(170)	(421)
Included in other comprehensive income	(110)	220	700	(107)	1,551	546
Purchases and (settlements) (1)	(500)	—	(42)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3 (2)	2,140	—	2,544	—	—	(4,684)

Ending balance at June 30, 2009	$5,825	$6,338	$2,705	$2,299	$396	$—

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(497)	$—	$(170)	$(421)

(1)	These amounts are attributable to either purchases of securities or principal pay downs, conversions or maturities during the six months ended June 30, 2009.

(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the six months ended June 30, 2009.
4. Investments
Effective April 1, 2009, the Company adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this FSP did not have a material impact on the Company’s consolidated financial position or results of operations or require a cumulative effect adjustment.

The cost or amortized cost and fair value of investments in fixed maturities, equity securities and securities lending collateral are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
June 30, 2009 (1):
Fixed maturities:
U.S. Government and government agency obligations	$152,587	$2,034	$(373)	$154,248
State and local government obligations	157,885	3,004	(2,561)	158,328
Residential mortgage-backed securities	110,253	1,785	(6,842)	105,196
Commercial mortgage-backed securities	4,676	—	(1,102)	3,574
Corporate obligations	56,987	796	(3,986)	53,797
Redeemable preferred stock	12,840	18	(2,221)	10,637

Total fixed maturities	495,228	7,637	(17,085)	485,780
Equity securities:
Perpetual preferred stocks	1,320	75	(94)	1,301
Common stocks	27,989	665	(121)	28,533

Total equity securities	29,309	740	(215)	29,834
Short-term investments	86	—	—	86

Total investments	$524,623	$8,377	$(17,300)	$515,700

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$199,207	$3,120	$(50)	$202,277
State and local government obligations	125,312	2,172	(2,405)	125,079
Residential mortgage-backed securities	77,170	1,425	(27)	78,568
Corporate obligations	46,942	188	(5,116)	42,014
Redeemable preferred stock	13,931	49	(2,681)	11,299

Total fixed maturities	462,562	6,954	(10,279)	459,237
Equity securities:
Perpetual preferred stocks	8,650	2	(2,912)	5,740
Common stocks	21,493	—	—	21,493

Total equity securities	30,143	2	(2,912)	27,233
Short-term investments	85	—	—	85

Total investments	$492,790	$6,956	$(13,191)	$486,555

Securities lending:
Cash and cash equivalents	$42,359	$—	$—	$42,359
Residential mortgage-backed securities	23,108		(8,038)	15,070
Commercial mortgage-backed securities	4,695	—	(1,164)	3,531
Corporate obligations	24,493	3	(786)	23,710

Total securities lending	$94,655	$3	$(9,988)	$84,670

(1)	As of June 30, 2009, the Company held no securities lending collateral, therefore no breakout is included.

The amortized cost and fair value of fixed maturities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.4 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Fixed Maturities
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$36,900	$36,697
Due after one year through five years	144,612	146,052
Due after five years through ten years	142,900	142,168
Due after ten years	55,887	52,093

	380,299	377,010
Mortgage-backed securities	114,929	108,770

Total	$495,228	$485,780

Gains and losses on the sale of investments, including other-than-temporary impairments charges, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$817	$51	$1,562	$410
Fixed maturity losses	(641)	(233)	(1,032)	(537)
Equity security gains	2,022	86	2,880	148
Equity security losses	(1,150)	(1,628)	(1,916)	(1,686)
Securities lending fixed maturity losses	—	—	(423)	(646)

Net realized gains (losses) on investments	$1,048	$(1,724)	$1,071	$(2,311)

Net realized gains were $1.0 million and $1.1 million for the three and six months ended June 30, 2009, respectively. The net realized gains for both the three and six month period ended June 30, 2009 were primarily generated from gains on an equity partnership of $1.8 million and $2.2 million, respectively, and realized gains from sales or calls of fixed maturity securities of $0.8 million and $1.6 million, respectively. These gains were offset by realized losses for both the three and six months ended June 30, 2009 of approximately $1 million on the conversion of a perpetual preferred stock to common stock on a financial institution holding and realized losses on sales of fixed maturities of $0.4 million for the six months ended June 30, 2009. Also offsetting these gains were other-than-temporary impairment charges of $0.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively. The other-than-temporary impairment charge of $0.6 million primarily consisted of a $0.5 million charge on two mortgage-backed securities. Included in the other-than-temporary impairment charge of $1.2 million for the six months ended June 30, 2009 is a $0.4 million charge on one fixed maturity investment previously held within the securities lending collateral portfolio. These securities experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely. The credit charge on the mortgage-backed securities of $0.5 million was written down to the present value of the expected cash flows and a non-credit charge of $3.0 million was included in other comprehensive income. Net realized losses were $1.7 million and $2.3 million for the three and six months ended June 30, 2008, respectively. The net realized loss for both the three and six month period ended June 30, 2008 were primarily due to an other-than-temporary impairment charge of $1.6 million on several perpetual preferred stock holdings. The net realized loss for the six months ended June 30, 2008 also includes an other-than-temporary impairment charge of $0.6 million on one fixed maturity holding and $0.3 million on two redeemable preferred stock holdings offset by net realized gains of $0.3 million on fixed maturities.

The following table summarizes the Company’s gross unrealized losses on fixed maturities, equity securities and securities lending collateral and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
		Unrealized	Fair Value as	Number of		Unrealized	Fair Value as	Number of
	Fair Value	Losses	% of Cost	Holdings	Fair Value	Losses	% of Cost	Holdings
				(Dollars in thousands)
June 30, 2009 (1):
Fixed maturities:
U.S. Government and government agency obligations	$51,719	$(373)	99.3%	23	$—	$—	—	—
State and local government obligations	32,230	(491)	98.5%	26	23,124	(2,070)	91.8%	24
Residential mortgage-backed securities	27,142	(299)	98.9%	15	10,678	(6,543)	62.0%	8
Commercial mortgage-backed securities	—	—	—	—	3,574	(1,102)	76.4%	2
Corporate obligations	3,944	(392)	91.0%	4	24,526	(3,594)	87.2%	17
Redeemable preferred stocks	2,044	(81)	96.2%	2	7,577	(2,140)	78.0%	24

Total fixed maturities	117,079	(1,636)	98.6%	70	69,479	(15,449)	81.8%	75
Equity securities:
Perpetual preferred stocks	—	—	—	—	763	(94)	89.0%	3
Common stocks	2,934	(121)	96.0%	7	—	—	—	—

Total equity securities	2,934	(121)	96.0%	7	763	(94)	89.0%	3

Total fixed maturities and equity securities	$120,013	$(1,757)	98.6%	77	$70,242	$(15,543)	81.9%	78

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$4,305	$(36)	99.2%	5	$2,985	$(14)	99.5%	1
State and local government obligations	24,990	(2,109)	92.2%	28	7,947	(296)	96.4%	7
Residential mortgage-backed securities	2,424	(16)	99.3%	2	680	(11)	98.4%	1
Corporate obligations	14,746	(513)	96.6%	21	16,124	(4,603)	77.8%	20
Redeemable preferred stocks	2,113	(12)	99.4%	2	8,170	(2,669)	75.4%	27

Total fixed maturities	48,578	(2,686)	94.8%	58	35,906	(7,593)	82.5%	56
Equity securities:
Perpetual preferred stocks	3,368	(2,625)	56.2%	4	1,485	(287)	83.9%	9
Common stocks	—	—	—	—	—	—	—	—

Total equity securities	3,368	(2,625)	56.2%	4	1,485	(287)	83.9%	9

Total fixed maturities and equity securities	$51,946	$(5,311)	90.7%	62	$37,391	$(7,880)	82.6%	65

Securities Lending:

Residential mortgage-backed securities	$—	$—	—	—	$15,070	$(8,038)	65.2%	7
Commercial mortgage-backed securities	—	—	—	—	3,531	(1,164)	75.2%	2
Corporate obligations	—	—	—	—	16,213	(786)	95.4%	5

Total securities lending	$—	$—	—	—	$34,814	$(9,988)	77.7%	14

(1)	As of June 30, 2009, the Company held no securities lending collateral, therefore no breakout is included.
The gross unrealized losses on the Company’s fixed maturities, equity securities and securities lending portfolios decreased from $23.2 million at December 31, 2008 to $17.3 million at June 30, 2009. The improvement in gross unrealized losses was primarily driven by the partial recovery from December 31, 2008 of the Company’s perpetual preferred stock and corporate obligation holdings as investment markets stabilized during the second quarter of 2009. The $17.3 million in gross unrealized losses at June 30, 2009 were primarily on residential mortgage-backed securities and corporate obligations that were transferred into the Company’s fixed maturities portfolio from the now terminated securities lending portfolio and fixed maturity holdings in state and local governments, corporate obligations and redeemable preferred stocks. The gross unrealized losses on common stocks of $0.1 million were on seven securities that have been in an unrealized loss position for six months or less and are considered to be temporary. In the fourth quarter of 2008, the Company began treating its perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 91.1% of all fixed maturity securities with unrealized losses and 100% of all perpetual preferred stock securities with unrealized losses.
At June 30, 2009, gross unrealized losses on residential and commercial mortgage-backed securities were $7.9 million and represented 46.5% of the total gross unrealized loss on fixed maturities. There were ten securities with gross unrealized losses of $7.6 million that were in an unrealized loss position for 12 months or more. Four of these securities were rated investment grade and comprised $1.1 million of the gross unrealized losses and two securities experienced other-than-temporary impairment credit charges totaling $0.5 million and are in a gross unrealized loss position of $3.0 million. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At June 30, 2009, gross unrealized losses on all other fixed maturity securities primarily consisted of state and local government obligations, corporate obligations and redeemable preferred stock. The state and local government obligations, with gross unrealized losses of $2.6 million, had 26 holdings that were in an unrealized loss position of $0.5 million for less than 12 months and 24 holdings with gross unrealized losses of $2.1 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 96.7% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations, which are primarily in financial institutions, had gross unrealized losses totaling $4.0 million at June 30, 2009. The gross unrealized losses on corporate obligations consisted of four holdings that were in an unrealized loss position of $0.4 million for less than 12 months and 17 holdings with gross unrealized losses of $3.6 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 87.5% of all corporate obligations with unrealized losses greater than 12 months. The redeemable preferred stocks, which are primarily in financial institutions, had gross unrealized losses totaling $2.2 million, with two holdings that were in an unrealized loss position of $0.1 million for less than 12 months and 24 holdings with gross unrealized losses of $2.1 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 71.1% of all redeemable preferred stocks with unrealized losses greater than 12 months. Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings based on many factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which a portion of an other- than-temporary impairment has been recognized in other comprehensive income.

Three Months Ended June 30, 2009
(Dollars in thousands)
Beginning balance at April 1, 2009	$—
Additional credit impairment on:
Previously impaired securities	—
Securities without prior impairments	534
Reductions	—

Ending balance at June 30, 2009	$534

5. Income Taxes
A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rate of 35% is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Expected federal income tax expense at statutory rate	$6,117	$2,151	$12,640	$7,142
Tax effect of tax-exempt investment income	(460)	(348)	(867)	(667)
Valuation allowance on net capital losses	(481)	—	(605)	—
Other items, net	193	(28)	191	(9)

	$5,369	$1,775	$11,359	$6,466

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$10,582	$9,035
Unpaid losses and loss adjustment expenses	8,269	8,233
Assignments and assessments	1,053	945
Unrealized losses on investments	3,314	5,677
Realized losses on investments, primarily impairments	6,898	7,936
Other, net	492	873

	30,608	32,699
Valuation allowance	(6,940)	(7,616)

	23,668	25,083

Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,744)	(6,736)
Other, net	(235)	(23)

Total deferred tax liabilities	(7,979)	(6,759)

Net deferred income tax assets	$15,689	$18,324

Management has reviewed the recoverability of the deferred tax asset and believes that with the exception of realized losses on investments, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance on unrealized losses on equity investments for the year ended December 31, 2008 of $0.1 million. There was no such valuation allowance on unrealized losses on equity investments for the six months ended June 30, 2009. Additionally, gross deferred tax assets have been reduced by a valuation allowance on net realized losses on investments of $6.9 million and $7.5 million for the six months ended June 30, 2009 and year ended December 31, 2008, respectively, both primarily related to impairment charges.
6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2009, there were 826,061 of the Company’s common shares reserved for issuance under the LTIP and options for 647,050 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense of $0.3 million with related income tax benefits of approximately $0.1 million, respectively. For both the six months ended June 30, 2009 and 2008, the Company recognized stock-based compensation expense of $0.7 million and related income tax benefits of $0.1 and $0.2 million, respectively.
The Company paid a dividend of $0.07 and $0.06, and $0.14 and $0.12 per common share for the three and six months ended June 30, 2009 and 2008, respectively.
7. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the second quarter of 2009 of $19.7 million and a comprehensive loss of $0.2 million for the second quarter of 2008. Total comprehensive income for the six months ended June 30, 2009 and 2008 was $29.6 million and $4.8 million, respectively.

8. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$12,109	$4,370	$24,755	$13,941

Weighted average shares outstanding during period	19,301	19,288	19,301	19,275
Additional shares issuable under employee common stock option plans using treasury stock method	58	87	50	125

Weighted average shares outstanding assuming exercise of stock options	19,359	19,375	19,351	19,400

Net income per share:
Basic	$0.63	$0.23	$1.28	$0.72
Diluted	$0.63	$0.23	$1.28	$0.72
For the three months ended June 30, 2009 and 2008, there were 498,050 and 348,113, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2009 and 2008, there were 498,050 and 266,723, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
9. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2009, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$858	$1,896	$2,036	$3,958
Assumed premiums earned	984	1,640	2,207	3,201
Assumed losses and loss adjustment expense incurred	1,117	1,321	2,284	2,416
Ceded premiums written	838	904	2,179	2,450
Ceded premiums earned	791	903	1,595	1,827
Ceded losses and loss adjustment expense recoveries	446	149	1,671	397
Payable to Great American as of period end	688	765	688	765
Great American or its parent, American Financial Group, Inc., perform certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to the Company. This could impact the Company’s personnel resources, require the Company to hire additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
In 2008, Great American filed an Undertaking on Appeal as surety with the Superior Court of the State of California for the County of Los Angeles in the amount of $17.9 million on behalf of NIIC. This surety was purchased from Great American to secure a judgment amount associated with the Company’s pending appellate case as noted in Note 11 “Commitments and Contingencies” and was renewed in January 2009.

10. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(Dollars in thousands)				(Dollars in thousands)
Direct	$91,042	$85,843	$98,461	$88,133	$206,621	$172,214	$229,021	$171,175
Assumed	1,718	1,846	3,031	2,723	3,557	3,912	5,775	5,186
Ceded	(20,346)	(18,026)	(23,402)	(19,043)	(49,291)	(37,024)	(57,638)	(36,898)

Net Premium	$72,414	$69,663	$78,090	$71,813	$160,887	$139,102	$177,158	$139,463

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2009 and 2008 were $9.9 million and $5.8 million, respectively, and were $26.2 million and $13.5 million for the six months ended June 30, 2009 and 2008, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
11. Commitments and Contingencies
The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of the Company’s loss and loss adjustment expense reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
The Company’s subsidiaries also have lawsuits pending in which the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages of development, generally mirror similar lawsuits filed against other carriers in the industry. Although the Company is vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. The Company has established loss and loss adjustment expense reserves for lawsuits as to which the Company has determined that a loss is both probable and estimable. In addition to these case reserves, the Company also establishes reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, the Company believes that reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on the Company’s financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current net exposure to the Company for this judgment approximates $7.0 million and, as required by the Court, the Company secured the judgment amount with a surety bond. However, the Company believes that it has a strong appellate case and strategy and is vigorously pursuing the appellate process. Additionally, during April 2009, the Association of California Insurance Companies, the California affiliate of the Property Casualty Insurers Association of America, filed an amicus curiae brief in support of the Company’s legal position. The Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2009, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2009 and December 31, 2008, the liability for such assessments was $3.9 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
12. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$34,923	$33,521	$68,985	$63,398
Transportation	15,649	18,833	31,774	37,720
Specialty Personal Lines	14,075	13,537	27,865	26,751
Hawaii and Alaska	3,819	4,404	7,834	8,926
Other	1,197	1,518	2,644	2,668

Total premiums earned	69,663	71,813	139,102	139,463
Net investment income	4,919	5,451	9,929	11,295
Net realized gains (losses) on investments	1,048	(1,724)	1,071	(2,311)
Other	960	757	1,748	1,594

Total revenues	$76,590	$76,297	$151,850	$150,041

13. Subsequent Events
In preparing these financial statements, the Company evaluated subsequent events through the time the financial statements were issued on August 6, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have either been recognized in the financial statements or disclosed in the notes to the financial statements.

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
As of June 30, 2009, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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

Our June 30, 2009 and 2008 net income from operations, after-tax net realized gains and losses from investments and net income were as follows:

	Three Months Ended June 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$10,948	$0.57	$5,490	$0.29
After-tax net realized gains (losses) from investments	1,161	0.06	(1,120)	(0.06)

Net income	$12,109	$0.63	$4,370	$0.23

	Six Months Ended June 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$23,455	$1.21	$15,443	$0.80
After-tax net realized gains (losses) from investments	1,300	0.07	(1,502)	(0.08)

Net income	$24,755	$1.28	$13,941	$0.72

Our net income from operations for the three and six months ended June 30, 2009 was $10.9 million ($0.57 per share diluted) and $23.5 million ($1.21 per share diluted), respectively, compared to $5.5 million ($0.29 per share diluted) and $15.4 million ($0.80 per share diluted) reported in the same periods in 2008. During the first half of 2008, we experienced an unusual number of large claims. In the first half of 2009, we experienced favorable claims activity levels, thus contributing to both the quarter and year to date increases in earnings from operations over the same periods in 2008. The large claims in the first six months of 2008 resulted in a 5.8% increase to the loss and LAE ratio, or an approximate $5.3 million decrease to net income from operations. In addition to lower losses, we also maintained relatively constant expense ratios of 25.3% and 24.7% for the three months ended June 30, 2009 and 2008, respectively, as well as 23.8% and 23.7% for the six months ended June 30, 2009 and 2008, respectively.
We had after-tax net realized gains from investments of $1.2 million ($0.06 per share diluted) and $1.3 million ($0.07 per share diluted) for the second quarter and first six months of 2009, respectively, compared to after-tax net realized losses from investments of $1.1 million ($0.06 per share diluted) and $1.5 million ($0.08 per share diluted) reported in the same periods in 2008. Included in the 2009 after-tax net realized gains for the second quarter and first six months of 2009 are other-than-temporary impairment adjustments of $0.6 million and $1.2 million, respectively, compared to impairment adjustments of $1.6 million and $2.6 million in the same periods in 2008. Despite recording these realized losses in accordance with other-than-temporary impairment accounting guidelines, we intend to maximize future potential recoveries related to these investments.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$53,972	58.2%	$49,441	48.7%
Transportation	16,114	17.4%	28,062	27.7%
Specialty Personal Lines	17,401	18.7%	17,349	17.1%
Hawaii and Alaska	4,078	4.4%	5,109	5.0%
Other	1,195	1.3%	1,531	1.5%

Gross premiums written	$92,760	100.0%	$101,492	100.0%

	Six Months Ended June 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$133,349	63.4%	$138,216	58.9%
Transportation	32,310	15.4%	50,763	21.6%
Specialty Personal Lines	33,518	16.0%	32,680	13.9%
Hawaii and Alaska	8,639	4.1%	10,731	4.6%
Other	2,362	1.1%	2,406	1.0%

Gross premiums written	$210,178	100.0%	$234,796	100.0%

Gross premiums written include both direct premium and assumed premium. During the second quarter of 2009, our gross premiums written decreased $8.7 million, or 8.6%, compared to the same period in 2008. This decrease is primarily attributable to our transportation and Hawaii and Alaska components, which decreased by $11.9 million and $1.0 million, respectively. The decline in gross premiums written in these components is a reflection of the current economic environment, characterized through decreased vehicle count and mileage-based exposures, as well as the continued competitive insurance market. We continue to maintain our disciplined underwriting approach, which is to price our products to achieve an underwriting profit even if we forgo volume in the short term as a result. Gross premiums written in our alternative risk transfer component increased $4.5 million, or 9.2%, during the second quarter of 2009 compared to the same period in 2008. This increase is primarily attributable to the addition of three new captive programs during the second quarter of 2009 totaling approximately $9.1 million in gross premiums written. These additions were partially offset by management’s decision to reduce lines of coverage written in one of our existing captive programs, as well as other risk selection decisions made during the first half of 2009. While our gross premiums written may continue to be impacted by the reduction in these lines of coverage throughout 2009, management believes that such risk selection decisions will provide a benefit to our underwriting results.
For the first six months of 2009, our gross premiums written decreased $24.6 million, or 10.5%, compared to the same period in 2008. All of our business components experienced decreases in gross premiums written during the first half of 2009 when compared to 2008, with the exception of specialty personal lines. As a percent of total gross premiums written, the transportation component of our business had the largest decrease of $18.5 million, or 36.4%, compared to the same period in 2008. The overall decrease in gross premiums written is primarily attributed to several factors including the effect that the current economic environment has had on our commercial customers, particularly through reductions in vehicle counts and mileage-based exposures, the effects of risk selection and pricing adequacy initiatives specific to a few of our products that we put in place in 2008 and the continued overly aggressive pricing from competition in the insurance marketplace. In spite of the obstacles posed by the current economic environment, we have maintained our disciplined underwriting approach and have continued to generate new business leads and add new programs and accounts to our existing book of business. This was demonstrated in our alternative risk transfer component, where we added four new captive programs during the first six months of 2009, contributing approximately $11.1 million in gross premiums written. These gains in the alternative risk transfer component were offset by decreased exposures in two of our existing truck captive programs, despite nearly a 100% member retention at the common renewal dates, as well as the reduction in our lines of coverage relative to another existing captive product.
The group captive programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to companies with similar risk profiles and to specified classes of business of our agent partners.
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of less-than-expected losses. We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the second quarter of 2009 and 2008, we recorded a $0.4 million premium assessment and $0.2 million return of premium, respectively. For the first half of 2009 and 2008, we recorded a return of premium of $1.5 million and $2.5 million, respectively.
The $0.8 million, or 2.6%, increase in our specialty personal lines component during the first six months of 2009 compared to the same period in 2008 is primarily due to additional policies in force in our commercial vehicle product from expanded marketing initiatives and product enhancements. The growth in our commercial vehicle product was offset by a decrease in our recreational vehicle product, as the current economic downturn has created a decline in the demand for recreational vehicles.
Premiums Earned
Three months ended June 30, 2009 compared to June 30, 2008. The following table shows net premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$34,923	$33,521	$1,402	4.2%
Transportation	15,649	18,833	(3,184)	(16.9%)
Specialty Personal Lines	14,075	13,537	538	4.0%
Hawaii and Alaska	3,819	4,404	(585)	(13.3%)
Other	1,197	1,518	(321)	(21.1%)

Net premiums earned	$69,663	$71,813	$(2,150)	(3.0%)

Our net premiums earned decreased $2.1 million, or 3.0%, to $69.7 million during the three months ended June 30, 2009 compared to $71.8 million for the same period in 2008. This decrease is primarily attributable to the transportation and Hawaii and Alaska components which, compared to 2008, decreased $3.2 million and $0.6 million, respectively. Such decreases are primarily attributed to reductions in gross premiums written in these components during the last half of 2008 and the first half of 2009, which is directly related to the effect that the current economic environment has had on our customers and the effects of risk selection and pricing adequacy initiatives. The decreases in the transportation and Hawaii and Alaska components were partially offset by increases in our alternative risk transfer and specialty personal lines components. The alternative risk transfer component increased $1.4 million, or 4.2%, mainly due to new captive programs introduced in 2008 and the first quarter of 2009 and new participants to our existing captive programs during 2008. Our specialty personal lines component increased $0.5 million, or 4.0%, primarily due to an increase in our commercial vehicle product. The Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $0.3 million, or 21.1%, during the second quarter of 2009 compared to the same period in 2008.

Six months ended June 30, 2009 compared to June 30, 2008. The following table shows net premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$68,985	$63,398	$5,587	8.8%
Transportation	31,774	37,720	(5,946)	(15.8%)
Specialty Personal Lines	27,865	26,751	1,114	4.2%
Hawaii and Alaska	7,834	8,926	(1,092)	(12.2%)
Other	2,644	2,668	(24)	(0.9%)

Net premiums earned	$139,102	$139,463	$(361)	(0.3%)

Our net premiums earned decreased $0.4 million, or 0.3%, to $139.1 million during the six months ended June 30, 2009 compared to $139.5 million for the same period in 2008. This decrease is primarily attributable to the transportation and Hawaii and Alaska components, which decreased $5.9 million and $1.1 million, respectively, compared to 2008, due to reductions in gross premiums written in these components during the last half of 2008 and the first half of 2009. These reductions related to the effect that the current economic environment has had on our customers and the effects of risk selection and pricing adequacy initiatives undertaken in 2008. Partially offsetting these decreases were increases in our alternative risk transfer and specialty personal lines components. Our alternative risk transfer component increased $5.6 million, or 8.8%, mainly due to new captive programs introduced throughout 2008 and in the first quarter of 2009 and new participants in existing captive programs during 2008. Our specialty personal lines component increased $1.1 million, or 4.2%, due to continued gross premiums written growth in our commercial vehicle product.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and six months ended June 30, 2009, we experienced a modest single digit decrease in rate levels on our renewal business due to the continued soft market.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$92,760	$101,492	$210,178	$234,796
Ceded reinsurance	(20,346)	(23,402)	(49,291)	(57,638)

Net premiums written	72,414	78,090	160,887	177,158
Change in unearned premiums, net of ceded	(2,751)	(6,277)	(21,785)	(37,695)

Net premiums earned	$69,663	$71,813	$139,102	$139,463

Combined Ratios:
Loss and LAE ratio (1)	56.6%	70.2%	56.6%	66.0%
Underwriting expense ratio (2)	25.3%	24.7%	23.8%	23.7%

Combined ratio	81.9%	94.9%	80.4%	89.7%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended June 30, 2009 compared to June 30, 2008. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2009 decreased 13.6 percentage points to 56.6% compared to 70.2% in the same period in 2008 primarily associated with decreased large loss severity, an overall decrease in frequency and improved risk selection generated from initiatives put into place in 2008. In the second quarter of 2008, we experienced an increase in large loss severity in our small fleet charter operations. These large losses contributed approximately 5.0 percentage points to our 2008 second quarter loss and LAE ratio. We experienced no large losses in the second quarter of 2009. The loss and LAE ratio for the second quarter of 2009 includes a $1.4 million, or 2.0 percentage points, reduction for favorable development of losses from prior years compared to favorable development of $0.5 million, or 0.6 percentage points, in the second quarter of 2008.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the second quarter of 2009 remained relatively flat at 25.3% compared to 24.7% for the same period in 2008.
Six months ended June 30, 2009 compared to June 30, 2008. The loss and LAE ratio for the six months ended June 30, 2009 decreased 9.4 percentage points to 56.6% compared to 66.0% in the same period in 2008 primarily due to underwriting improvements that began in the last half of 2008 and continued in the first half of 2009. In addition, we have experienced favorable large claims activity throughout the first half of 2009, in part attributable to lower vehicle use by our customers. This is in sharp contrast to the first six months of 2008 when the results were adversely impacted by an unusual number of severe claims. The loss and LAE ratio for the six months ended June 30, 2009 includes a $0.6 million, or 0.4 percentage points, decrease for favorable development of losses from prior years compared to favorable development of $1.2 million, or 0.8 percentage points, in the first six months of 2008.
The underwriting expense ratio for the six months ended June 30, 2009 remained flat at 23.8% compared to 23.7% for the same period in 2008.
Net Investment Income
2009 compared to 2008. For the three and six month periods ended June 30, 2009, net investment income was $4.9 million and $9.9 million, respectively, compared to $5.5 million and $11.3 million in the same periods in 2008, reflecting lower yields on our portfolio. Yields declined throughout 2008 and remained at those levels during the first six months of 2009 for most investment categories in which we are active.
Net Realized Gains (Losses) on Investments
2009 compared to 2008. Net realized gains were $1.0 million for the second quarter of 2009 compared to net realized losses of $1.7 million for the second quarter of 2008. For the six months ended June 30, 2009, net realized gains were $1.1 million compared to net realized losses of $2.3 million for the six months ended June 30, 2008. The net realized gains for both the three and six month period ended June 30, 2009 were primarily generated by a $2.2 million realized gain associated with an equity partnership investment, offset by an other-than-temporary impairment charge of $1.2 million on two corporate notes and two mortgage backed securities. Additionally, we had net realized gains due to sales and calls of securities held within our fixed income portfolio of $1.2 million, which were offset by a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding. In 2008, turmoil in the investment markets resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. This had an adverse impact on our investment portfolio in 2008, as we recognized other-than-temporary impairment charges of $1.6 million and $2.6 million for the second quarter and first half of 2008, respectively. These impairment charges related to several perpetual and redeemable preferred stock holdings and one fixed maturity investment with market values that were significantly below cost.
Expense on Amounts Withheld
2009 compared to 2008. We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. Expense on amounts withheld decreased $0.1 million, or 10.2%, to $0.9 million from $1.0 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, expense on amounts withheld decreased $0.5 million, or 21.8%, to $1.8 million from $2.3 million in the comparable period in 2008. Both the quarter and year to date decreases are primarily attributable to lower interest rate yields experienced during the first half of 2009 compared to 2008.

Income Taxes
2009 compared to 2008. The effective tax rate was 30.7% and 28.9% for the three month period ended June 30, 2009 and 2008, respectively. The quarter to date increase in the effective tax rate in 2009 is primarily due to an increase in pretax income, thus lessening the impact of tax-exempt investment income compared to the same period in 2008. The 2009 year to date effective tax rate of 31.5% is consistent with the 31.7% rate for the same period in 2008.
Financial Condition
Investments and Securities Lending Collateral
During the second quarter of 2009, we terminated our securities lending program and transferred fixed maturities with a fair market value of $35.8 million, primarily residential mortgage-backed securities and corporate obligations, into our fixed maturities portfolio.
At June 30, 2009, our investment portfolio contained $485.8 million in fixed maturity securities and $29.8 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2009, we had pretax net unrealized losses of $9.4 million on fixed maturities and pretax net unrealized gains of $0.5 million on equity securities.
At June 30, 2009, 95.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2009 is shown in the following table. Approximately $5.7 million of fixed maturities and $11.6 million of equity securities had no unrealized gains or losses at June 30, 2009.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$293,545	$186,558
Amortized cost of securities	285,908	203,643
Gross unrealized gain or (loss)	$7,637	$(17,085)
Fair value as a % of amortized cost	102.7%	91.6%
Number of security positions held	264	145
Number individually exceeding $50,000 gain or (loss)	43	45
Concentration of gains or (losses) by type or industry:
US government and government agencies	$2,034	$(373)
State, municipalities and political subdivisions	3,004	(2,561)
Residential mortgage-backed securities	1,785	(6,842)
Commercial mortgage-backed securities	—	(1,102)
Banks, insurance and brokers	561	(5,290)
Industrial and other	253	(917)
Percentage rated investment grade (1)	99.1%	91.1%
Equity Securities:
Fair value of securities	$14,497	$3,697
Cost of securities	13,757	3,912
Gross unrealized gain or (loss)	$740	$(215)
Fair value as a % of cost	105.4%	94.5%
Number individually exceeding $50,000 gain or (loss)	4	1

(1)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2009, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fixed Maturities Portfolio
	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
Due one year or less	5.8%	8.9%
Due after one year through five years	35.5%	22.1%
Due after five years through ten years	30.1%	27.7%
Due after ten years	5.6%	19.1%

	77.0%	77.8%
Mortgage-backed securities	23.0%	22.2%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At June 30, 2009
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (39 issues)	$56,483	$2,902	105.4%
More than one year (4 issues)	7,213	440	106.5%
Less than $50,000 (221issues)	229,849	4,295	101.9%

	$293,545	$7,637

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$23,950	$(1,523)	94.0%
More than one year (30 issues)	33,203	(13,994)	70.3%
Less than $50,000 (100 issues)	129,405	(1,568)	98.8%

	$186,558	$(17,085)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$10,612	$508	105.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (18 issues)	3,885	232	106.4%

	$14,497	$740

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (1 issue)	569	(56)	91.0%
Less than $50,000 (9 issues)	3,128	(159)	95.2%

	$3,697	$(215)

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
Premiums and Reinsurance
In the alternative risk transfer component, under most group captive programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large captives that renew during the first six months of a given fiscal year. The captive renewals in the first six months result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first half of a given fiscal year.
Premiums receivable increased $43.8 million, or 45.9%, and unearned premiums increased $34.0 million, or 21.7%, from December 31, 2008 to June 30, 2009. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct premiums written in our alternative risk transfer component in the second quarter of 2009 compared to the fourth quarter of 2008.
Prepaid reinsurance premiums increased $12.0 million, or 42.4%, and reinsurance balances payable increased $11.0 million, or 106.9%, from December 31, 2008 to June 30, 2009. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premiums written in the alternative risk transfer component in the second quarter of 2009 compared to the fourth quarter of 2008.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2009, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Continuing volatility in the capital markets presents challenges to us as we seek to manage our portfolio and our capital position. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased $19.8 million from $77.2 million at December 31, 2008 to $57.4 million at June 30, 2009. Net cash provided by operating activities was $17.9 million during the six month period ended June 30, 2009, compared to $55.1 million during the comparable period in 2008. This decrease of $37.2 million is primarily attributable to a large amount of claims payments being made during the first six months of 2009 and a reduction in our premiums written in the first six months of 2009 compared to the same period in 2008.
Net cash provided by investing activities was $11.5 million for the six months ended June 30, 2009, as compared to net cash used in investing activities of $55.6 million during the same period in 2008. This $67.1 million increase in cash provided by investing activities was primarily related to a $100.8 million decrease in the purchase of fixed maturity investments in 2009, which was offset by a $65.0 million decrease in the proceeds from maturities and redemptions of investments and an increase of $36.5 million in the proceeds from the sale of fixed maturity securities.
We utilized net cash of $49.3 million and $1.6 million from financing activities for the six months ended June 30, 2009 and 2008, respectively. The $47.7 million increase in net cash used in financing activities was primarily driven by the termination of our securities lending program in June 2009. We used cash on hand and securities lending collateral to pay the $73.7 million securities lending obligation. Securities lending collateral that had a book value of $46.5 million at the termination date were retained by us and are included in our fixed maturities portfolio through a non-cash transaction. Additionally, during 2009 and prior to the program’s termination, approximately $22.1 million of investments within our securities lending collateral matured and were used to pay down a corresponding amount of our securities lending obligation.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
We have a $50 million five-year unsecured Credit Agreement (the “Credit Agreement”), which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at June 30, 2009. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at June 30, 2009.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2009, we were in compliance with all financial covenants. The Credit Agreement will terminate on December 19, 2012.
On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of June 30, 2009, the interest rate on this debt is equal to the six-month LIBOR (1.2% at May 26, 2009) plus 65 basis points, with interest payments due quarterly.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2009 and December 31, 2008, we had $405.0 million and $400.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2008 reflected point estimates that were within 2% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2009 and December 31, 2008.
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
Other-Than-Temporary Impairment
Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether other-than-temporary impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:
•	the length of time and the extent to which the market value has been below amortized cost;
•	whether the issuer is experiencing significant financial difficulties;
•	economic stability of an entire industry sector or subsection;
•	whether the issuer, series of issuers or industry has a catastrophic type of loss;
•	the extent to which the unrealized loss is credit-driven or a result of changes in market interest rates or conditions;
•	historical operating, balance sheet and cash flow data;
•	internally generated financial models and forecasts;
•	our ability and current intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and six months ended June 30, 2009, we recorded $0.6 million and $1.2 million, respectively, in other-than-temporary impairments on investments that had experienced credit issues. Of the $0.6 million of other-than-temporary impairments taken during the second quarter of 2009, $0.5 million related to two non-agency mortgage backed securities and $0.1 million related to one corporate note. The other-than-temporary impairment charge on the two mortgage backed securities was separated into: a credit loss of $0.5 million which is recognized in earnings and a non-credit loss of $3.0 million, which is included in other comprehensive income. The credit loss of $0.5 million was the result of management’s analysis that indicated we may not receive the full principle amounts due to potential defaults on the mortgage loans within the mortgage backed securities. The remaining other-than-temporary impairment charge of $0.1 million is related to an investment that is experiencing credit issues and management has concerns regarding the issuer’s ability to meet its future debt obligations.
For the three and six months ended June 30, 2008, we recorded other-than-temporary impairment charges of $1.6 million and $2.6 million, respectively. In all instances of calculating an other-than-temporary impairment loss we adjusted the cost or amortized cost of the investment down to its fair market value or expected discounted cash flows, where applicable. We will continue to monitor our portfolio to assess the impact of the recent government actions and their impact on market valuations. Due to inherent uncertainty in the market, it is not possible to accurately predict if or when a specific security will become impaired. As such, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first half of 2009, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
As of June 30, 2009, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings.
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2008, Note 16 to the Consolidated Financial Statements included therein and Note 11 to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A.	Risk Factors.
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults Upon Senior Securities.
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.
Our Annual Meeting of Shareholders was held on April 29, 2009. There were three proposals voted upon: Proposal No. 1, election of four directors, Proposal No. 2, approval of the National Interstate Corporation Long Term Incentive Plan and Proposal No. 3, ratifying Ernst & Young LLP as our independent registered public accounting firm.
The votes cast for, against, withheld and the number of abstentions as to each matter voted upon at the 2009 Annual Meeting are set forth below:

Name	Term Expires	For	Against	Withheld	Abstain	Broker Non-Votes
Proposal 1:
Joseph E. (Jeff) Consolino	2011	16,416,785	N/A	163,463	N/A	N/A
Theodore H. Elliott, Jr.	2011	16,360,790	N/A	219,458	N/A	N/A
Gary J. Gruber	2011	12,736,257	N/A	3,843,991	N/A	N/A
Donald D. Larson	2011	12,706,070	N/A	3,874,178	N/A	N/A
Proposal 2		15,968,928	153,561	N/A	3,894	N/A
Proposal 3		16,463,495	92,812	N/A	23,940	N/A

N/A — Not Applicable
The following are the directors whose terms continued after the meeting:

Name	Term Expires
Keith A. Jensen	2010
James C. Kennedy	2010
Joel Schiavone	2010
Alan R. Spachman	2010

ITEM 5.	Other Information.
None.

ITEM 6.	Exhibits.

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1, as amended (Registration No. 333-119270) filed on November 12, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 6, 2009	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 6, 2009	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)