Form 10-Q
period 2009-09-30
National Interstate CORP
filed 2009-11-04
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of November 2, 2009 was 19,393,261.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $521,089 and $462,562, respectively)	$523,742	$459,237
Equity securities available-for-sale, at fair value (cost — $25,363 and $30,143, respectively)	28,013	27,233
Short-term investments, at cost which approximates fair value	86	85

Total investments	551,841	486,555
Cash and cash equivalents	57,750	77,159
Securities lending collateral (cost — $0 and $94,655, respectively)	—	84,670
Accrued investment income	4,837	5,161
Premiums receivable, net of allowance for doubtful accounts of $769 and $587, respectively	118,274	95,610
Reinsurance recoverables on paid and unpaid losses	151,739	150,791
Prepaid reinsurance premiums	32,730	28,404
Deferred policy acquisition costs	20,124	19,245
Deferred federal income taxes	12,733	18,324
Property and equipment, net	21,693	20,406
Funds held by reinsurer	3,346	3,073
Prepaid expenses and other assets	2,321	1,414

Total assets	$977,388	$990,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$417,786	$400,001
Unearned premiums and service fees	170,995	156,598
Long-term debt	15,000	15,000
Amounts withheld or retained for account of others	53,013	48,357
Reinsurance balances payable	15,877	10,267
Securities lending obligation	—	95,828
Accounts payable and other liabilities	31,679	35,813
Commissions payable	9,088	9,274
Assessments and fees payable	4,040	3,600

Total liabilities	717,478	774,738
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,049 and 4,055 shares, respectively, in treasury	234	234
Additional paid-in capital	48,942	48,004
Retained earnings	213,017	184,187
Accumulated other comprehensive income (loss)	3,447	(10,613)
Treasury shares	(5,730)	(5,738)

Total shareholders’ equity	259,910	216,074

Total liabilities and shareholders’ equity	$977,388	$990,812

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Premiums earned	$70,825	$75,058	$209,927	$214,521
Net investment income	4,501	5,498	14,430	16,793
Net realized gains (losses) on investments (*)	760	(8,457)	1,831	(10,768)
Other	879	605	2,627	2,199

Total revenues	76,965	72,704	228,815	222,745
Expenses:
Losses and loss adjustment expenses	48,286	51,995	127,052	144,097
Commissions and other underwriting expenses	15,189	18,529	43,565	46,685
Other operating and general expenses	3,085	3,241	9,580	9,786
Expense on amounts withheld	811	1,001	2,578	3,261
Interest expense	71	133	403	704

Total expenses	67,442	74,899	183,178	204,533

Income (loss) before federal income taxes	9,523	(2,195)	45,637	18,212
Provision for federal income taxes	1,367	2,033	12,726	8,499

Net income (loss)	$8,156	$(4,228)	$32,911	$9,713

Net income (loss) per common share — basic	$0.42	$(0.22)	$1.71	$0.50

Net income (loss) per common share — diluted	$0.42	$(0.22)	$1.70	$0.50

Weighted average of common shares outstanding — basic	19,301	19,293	19,301	19,281

Weighted average of common shares outstanding — diluted	19,384	19,293	19,360	19,375

Cash dividends per common share	$0.07	$0.06	$0.21	$0.18

(*) Consists of the following:

Realized gains (losses) before impairment losses	$2,035	$(498)	$4,339	$(252)

Total losses on securities with impairment charges	(1,275)	(7,959)	(5,522)	(10,516)
Non-credit portion in other comprehensive income	—	—	3,014	—

Net impairment charges recognized in earnings	(1,275)	(7,959)	(2,508)	(10,516)

Net realized gains (losses) on investments	$760	$(8,457)	$1,831	$(10,768)

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated Other
	Common	Additional Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			32,911			32,911
Unrealized appreciation of investment securities, net of tax expense of $7.5 million				14,060		14,060

Comprehensive income						46,971
Dividends on common stock			(4,081)			(4,081)
Issuance of 6,089 treasury shares from restricted stock issued, net of forfeitures		(56)			8	(48)
Stock compensation expense		994				994

Balance at September 30, 2009	$234	$48,942	$213,017	$3,447	$(5,730)	$259,910

Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			9,713			9,713
Unrealized depreciation of investment securities, net of tax benefit of $4.4 million				(16,444)		(16,444)

Comprehensive loss						(6,731)
Dividends on common stock			(3,497)			(3,497)
Issuance of 89,723 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		706			125	831
Tax benefit realized from exercise of stock options		396				396
Stock compensation expense		1,012				1,012

Balance at September 30, 2008	$234	$47,680	$184,406	$(21,765)	$(5,738)	$204,817

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income	$32,911	$9,713
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,940	1,251
Provision for depreciation and amortization	1,350	1,017
Net realized (gains) losses on investment securities	(1,831)	10,768
Deferred federal income taxes	(1,871)	(2,877)
Stock compensation expense	994	1,012
Increase in deferred policy acquisition costs, net	(879)	(4,488)
Increase in reserves for losses and loss adjustment expenses	17,785	86,627
Increase in premiums receivable	(22,664)	(34,046)
Increase in unearned premiums and service fees	14,397	40,281
Increase in interest receivable and other assets	(856)	(80)
Increase in prepaid reinsurance premiums	(4,326)	(15,260)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(3,880)	8,283
Increase in amounts withheld or retained for account of others	4,656	9,674
Increase in reinsurance recoverable	(948)	(40,425)
Increase in reinsurance balances payable	5,610	9,845
Other	(45)	(3)

Net cash provided by operating activities	42,343	81,292

Investing activities
Purchases of fixed maturities	(271,708)	(342,290)
Purchases of equity securities	(4,756)	(3,387)
Proceeds from sale of fixed maturities	39,467	1,148
Proceeds from sale of equity securities	12,135	10,115
Proceeds from maturities and redemptions of investments	216,345	278,896
Capital expenditures	(2,592)	(1,359)

Net cash used in investing activities	(11,109)	(56,877)

Financing activities
Decrease in securities lending collateral	49,314	54,416
Decrease in securities lending obligation	(95,828)	(54,416)
Additional long-term borrowings	—	15,000
Reductions of long-term debt	—	(15,464)
Tax benefit realized from exercise of stock options	—	396
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(48)	831
Cash dividends paid on common shares	(4,081)	(3,497)

Net cash used in financing activities	(50,643)	(2,734)

Net (decrease) increase in cash and cash equivalents	(19,409)	21,681
Cash and cash equivalents at beginning of period	77,159	43,069

Cash and cash equivalents at end of period	$57,750	$64,750

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
In June 2009, the Company terminated its securities lending program. During 2009, and prior to the program’s termination, approximately $22.1 million of investments within the Company’s securities lending collateral matured and were used to pay down a corresponding amount of the Company’s securities lending obligation. Upon the program’s termination, the Company used cash on hand and securities lending collateral to pay the $73.7 million securities lending obligation. Securities lending collateral that had a fair value of $35.8 million and an unrealized loss of $9.1 million at the termination date were retained by the Company and are included in the Company’s fixed maturities portfolio. Other-than-temporary impairments of $1.6 million had previously been taken on these fixed maturities.
During its participation in the program, the Company examined the securities lending collateral held for possible other-than-temporary declines in value. During 2009, and prior to termination of the program, the Company recorded a $0.4 million other-than-temporary impairment on one fixed maturity investment within the Company’s securities lending collateral portfolio, compared to $1.1 million recorded during the nine months ended September 30, 2008.

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)	(Dollars in thousands)
Collateral obligation	$—	$95,828
Pretax unrealized loss on fair value of collateral held	—	(9,985)
Cumulative other-than-temporary impairment charges	—	(1,173)
Fair value of collateral held	—	84,670
Fair value of securities lent plus accrued interest	—	94,265
3. Fair Value Measurements
Under fair value accounting, the Company must determine the appropriate level in the fair value hierarchy for each applicable measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair values for the Company’s investment portfolio are reviewed by company personnel using data from nationally recognized pricing services as well as non-binding broker quotes.
The pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Valuation techniques utilized by pricing services and prices obtained from independent financial institutions are reviewed by company personnel who are familiar with the securities being priced and the markets in which they trade to ensure that the fair value determination is representative of an exit price, as defined by fair value accounting.
Effective April 1, 2009, the Company adopted revised accounting guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. This did not change the objective of fair value measurements. Adoption of this change in the accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.
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

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. government and government agency obligations	$—	$177,159	$—	$177,159
State and local government obligations	—	162,887	6,373	169,260
Residential mortgage-backed securities	—	120,217	2,494	122,711
Commercial mortgage-backed securities	—	3,751	—	3,751
Corporate obligations	—	33,756	5,878	39,634
Redeemable preferred stocks	8,231	650	2,346	11,227

Total fixed maturities	8,231	498,420	17,091	523,742

Equity securities:
Perpetual preferred stock	848	246	396	1,490
Common stock	14,551	11,972	—	26,523

Total equity securities	15,399	12,218	396	28,013
Short-term investments	—	86	—	86

Total investments	23,630	510,724	17,487	551,841
Cash and cash equivalents	57,750	—	—	57,750

Total investments and cash and cash equivalents	$81,380	$510,724	$17,487	$609,591

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended September 30, 2009:

	Three Months Ended September 30, 2009
		State and local	Residential		Perpetual
	Corporate	government	mortgage-backed	Redeemable	preferred
	obligations	obligations	securities	preferred stock	stock
	(Dollars in thousands)
Beginning balance at July 1, 2009	$5,825	$6,338	$2,705	$2,299	$396
Total gains or (losses):
Included in earnings	65	—	—	—	—
Included in other comprehensive income	65	35	16	47	—
Purchases and (settlements) (1)	(77)	—	(227)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2009	$5,878	$6,373	$2,494	$2,346	$396

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$—	$—	$—

(1)	These amounts are attributable to either purchases of securities or principal pay downs, conversions or maturities during the three months ended September 30, 2009.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2009:

	Nine Months Ended September 30, 2009
		State and local	Residential		Perpetual	Securities
	Corporate	government	mortgage-backed	Redeemable	preferred	lending
	obligations	obligations	securities	preferred stock	stock	collateral
	(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	65	—	(497)	—	(170)	(421)
Included in other comprehensive income	(45)	255	716	(60)	1,551	546
Purchases and (settlements) (1)	(577)	—	(269)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3 (2)	2,140	—	2,544	—	—	(4,684)

Ending balance at September 30, 2009	$5,878	$6,373	$2,494	$2,346	$396	$—

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$(497)	$—	$(170)	$(421)

(1)	These amounts are attributable to either purchases of securities or principal pay downs, conversions or maturities during the nine months ended September 30, 2009.

(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the nine months ended September 30, 2009.
4. Investments
Effective April 1, 2009, the Company adopted revised accounting guidance regarding the recognition and presentation of other-than-temporary impairments. This revision to the guidance is intended to be more operational, amends previously issued other-than-temporary impairment guidance for debt securities and improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the consolidated financial statements. This guidance did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of this change in the accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations or require a cumulative effect adjustment.

The cost or amortized cost and fair value of investments in fixed maturities, equity securities and securities lending collateral are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
September 30, 2009 (1) :
Fixed maturities:
U.S. Government and government agency obligations	$174,694	$2,486	$(21)	$177,159
State and local government obligations	162,628	8,129	(1,497)	169,260
Residential mortgage-backed securities	126,134	3,010	(6,433)	122,711
Commercial mortgage-backed securities	4,566	—	(815)	3,751
Corporate obligations	40,641	1,195	(2,202)	39,634
Redeemable preferred stock	12,426	83	(1,282)	11,227

Total fixed maturities	521,089	14,903	(12,250)	523,742
Equity securities:
Perpetual preferred stocks	1,320	182	(12)	1,490
Common stocks	24,043	2,485	(5)	26,523

Total equity securities	25,363	2,667	(17)	28,013
Short-term investments	86	—	—	86

Total investments	$546,538	$17,570	$(12,267)	$551,841

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$199,207	$3,120	$(50)	$202,277
State and local government obligations	125,312	2,172	(2,405)	125,079
Residential mortgage-backed securities	77,170	1,425	(27)	78,568
Corporate obligations	46,942	188	(5,116)	42,014
Redeemable preferred stock	13,931	49	(2,681)	11,299

Total fixed maturities	462,562	6,954	(10,279)	459,237
Equity securities:
Perpetual preferred stocks	8,650	2	(2,912)	5,740
Common stocks	21,493	—	—	21,493

Total equity securities	30,143	2	(2,912)	27,233
Short-term investments	85	—	—	85

Total investments	$492,790	$6,956	$(13,191)	$486,555

Securities lending:
Cash and cash equivalents	$42,359	$—	$—	$42,359
Residential mortgage-backed securities	23,108	—	(8,038)	15,070
Commercial mortgage-backed securities	4,695	—	(1,164)	3,531
Corporate obligations	24,493	3	(786)	23,710

Total securities lending	$94,655	$3	$(9,988)	$84,670

(1)	As of September 30, 2009, the Company held no securities lending collateral, therefore no breakout is included.

The amortized cost and fair value of fixed maturities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.1 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Fixed Maturities
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$25,886	$26,140
Due after one year through five years	155,517	157,368
Due after five years through ten years	157,064	163,149
Due after ten years	51,922	50,623

	390,389	397,280
Mortgage-backed securities	130,700	126,462

Total	$521,089	$523,742

Gains and losses on the sale of investments, including other-than-temporary impairments charges, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$266	$13	$1,828	$423
Fixed maturity losses	(1,392)	(3,197)	(2,424)	(3,734)
Equity security gains	1,886	—	4,766	148
Equity security losses	—	(4,777)	(1,916)	(6,463)
Securities lending fixed maturity losses	—	(496)	(423)	(1,142)

Net realized gains (losses) on investments	$760	$(8,457)	$1,831	$(10,768)

Net realized gains were $0.8 million and $1.8 million for the three and nine months ended September 30, 2009, respectively. The net realized gains for both the three and nine month period ended September 30, 2009 were primarily generated from gains on an equity partnership of $1.0 million and $3.6 million, respectively, realized gains from the sales of equity securities of $0.9 million for the three and nine months ended September 30, 2009 and realized gains from the sales or calls of fixed maturity securities of $0.3 and $1.8 million, respectively, for the three and nine months ended September 30, 2009. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and the Company sold these securities to realize these gains.
These gains were offset by other-than-temporary impairment charges of $1.3 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and equity security losses of $1.3 million primarily related to a conversion of a perpetual preferred stock to common stock on a financial institution holding and losses on an equity partnership of $0.5 million for the nine months ended September 30, 2009. The other-than-temporary impairment charge of $1.3 million during the three months and nine months ended September 30, 2009 relates to one corporate note that experienced credit issues and, due to the potential of selling this security in the near future, the entire impairment charge loss was recognized in earnings. Included in the remaining other-than-temporary impairment charge for the nine months ended September 30, 2009 are several securities totaling $0.7 million, including one fixed maturity investment previously held within the securities lending collateral portfolio, which experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely and credit only impairments of $0.5 million on two mortgage-backed securities which were written down to the present value of the expected cash flows. A non-credit charge of $3.0 million relating to these two mortgage-backed securities is included in other comprehensive income for the nine months ended September 30, 2009.
Net realized losses were $8.5 million and $10.8 million for the three and nine months ended September 30, 2008, respectively. The net realized losses for both the three and nine month period ended September 30, 2008 were primarily caused by an other-than-temporary impairment charge of $8.0 million, which consisted of a $5.8 million charge related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc., $1.6 million related to securities in the financial and real estate sector and

$0.6 million, primarily from an asset-backed security. The net realized losses for the nine months ended September 30, 2008 also includes other-than-temporary impairment charges of $2.5 million consisting of $1.6 million on several perpetual preferred stock holdings, $0.6 million on one fixed maturity holding and $0.3 million on two redeemable preferred stock holdings. These charges were due to credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely.
The following table summarizes the Company’s gross unrealized losses on fixed maturities, equity securities and securities lending collateral and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair Value				Fair Value
	Fair	Unrealized	as % of	Number of	Fair	Unrealized	as % of	Number of
	Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
	(Dollars in thousands)
September 30, 2009 (1):
Fixed maturities:
U.S. Government and government agency obligations	$11,241	$(21)	99.8%	7	$—	$—	—	—
State and local government obligations	2,430	(15)	99.4%	2	6,734	(1,482)	82.0%	6
Residential mortgage-backed securities	10,106	(35)	99.7%	6	8,520	(6,398)	57.1%	7
Commercial mortgage-backed securities	—	—	—	—	3,751	(815)	82.2%	2
Corporate obligations	5,780	(272)	95.5%	5	11,816	(1,930)	86.0%	9
Redeemable preferred stocks	1,962	(38)	98.1%	1	7,184	(1,244)	85.2%	21

Total fixed maturities	31,519	(381)	98.8%	21	38,005	(11,869)	76.2%	45
Equity securities:
Perpetual preferred stocks	—	—	—	—	220	(12)	94.8%	2
Common stocks	162	(5)	97.0%	2	—	—	—	—

Total equity securities	162	(5)	97.0%	2	220	(12)	94.8%	2

Total fixed maturities and equity securities	$31,681	$(386)	98.8%	23	$38,225	$(11,881)	76.3%	47

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$4,305	$(36)	99.2%	5	$2,985	$(14)	99.5%	1
State and local government obligations	24,990	(2,109)	92.2%	28	7,947	(296)	96.4%	7
Residential mortgage-backed securities	2,424	(16)	99.3%	2	680	(11)	98.4%	1
Corporate obligations	14,746	(513)	96.6%	21	16,124	(4,603)	77.8%	20
Redeemable preferred stocks	2,113	(12)	99.4%	2	8,170	(2,669)	75.4%	27

Total fixed maturities	48,578	(2,686)	94.8%	58	35,906	(7,593)	82.5%	56
Equity securities:
Perpetual preferred stocks	3,368	(2,625)	56.2%	4	1,485	(287)	83.8%	9
Common stocks	—	—	—	—	—	—	—	—

Total equity securities	3,368	(2,625)	56.2%	4	1,485	(287)	83.8%	9

Total fixed maturities and equity securities	$51,946	$(5,311)	90.7%	62	$37,391	$(7,880)	82.6%	65

Securities Lending:
Residential mortgage-backed securities	$—	$—	—	—	$15,070	$(8,038)	65.2%	7
Commercial mortgage-backed securities	—	—	—	—	3,531	(1,164)	75.2%	2
Corporate obligations	—	—	—	—	16,213	(786)	95.4%	5

Total securities lending	$—	$—	—	—	$34,814	$(9,988)	77.7%	14

(1)	As of September 30, 2009, the Company held no securities lending collateral, therefore no breakout is included.
The gross unrealized losses on the Company’s fixed maturities, equity securities and securities lending portfolios decreased from $23.2 million at December 31, 2008 to $12.3 million at September 30, 2009. The improvement in gross unrealized losses was primarily driven by the partial recovery from December 31, 2008 of the Company’s corporate obligations, redeemable preferred stocks and perpetual preferred stock holdings as investment markets recovered during the second and third quarter of 2009. The $12.3 million in gross unrealized losses at September 30, 2009 was primarily on residential mortgage-backed securities and corporate obligations that were transferred into the Company’s fixed maturities portfolio from the terminated securities lending portfolio and fixed maturity holdings in state and local governments and redeemable preferred stocks. The gross unrealized losses on common stocks and perpetual preferred stocks are minimal and are considered to be temporary. In the fourth quarter of 2008, the Company began treating its perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 77.3% of all fixed maturity securities with unrealized losses and 100% of all perpetual preferred stock securities with unrealized losses.
At September 30, 2009, gross unrealized losses on residential and commercial mortgage-backed securities were $7.2 million and represented 59.2% of the total gross unrealized loss on fixed maturities. There were nine securities with gross unrealized losses of $7.2 million that were in an unrealized loss position for 12 months or more. Three of these securities were rated investment grade and comprised $0.8 million of the gross unrealized losses. The remaining six securities were in an unrealized loss position of $6.4 million, including two securities, which previously had an other-than-temporary impairment credit charge and were in a gross unrealized loss position of $3.3 million. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At September 30, 2009, gross unrealized losses on all other fixed maturity securities primarily consisted of state and local government obligations, corporate obligations and redeemable preferred stock. The state and local government obligations, with gross unrealized losses of $1.5 million, had six holdings that were in an unrealized loss position for more than 12 months. Investment grade securities represented 88.4% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations, which are primarily in financial institutions, had gross unrealized losses totaling $2.2 million at September 30, 2009. The gross unrealized losses on corporate obligations consisted of five holdings that were in an unrealized loss position of $0.3 million for less than 12 months and nine holdings with gross unrealized losses of $1.9 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 78.3% of all corporate obligations with unrealized losses greater than 12 months. The redeemable preferred stocks, which are primarily in financial institutions, had gross unrealized losses totaling $1.3 million, with 21 holdings that were in an unrealized loss position of $1.2 million for more than 12 months. Investment grade securities represented 66.3% of all redeemable preferred stocks with unrealized losses greater than 12 months.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings based on many factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy. The following table is a progression of the amount related to credit losses on fixed maturity securities for which a portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars in thousands)	(Dollars in thousands)
Beginning balance	$534	$—
Additional credit impairment on:
Previously impaired securities	—	—
Securities without prior impairments	—	534
Reductions	—	—

Ending balance	$534	$534

5. Income Taxes
A reconciliation of the provision for federal income taxes for financial reporting purposes and the provision for federal income taxes calculated at the prevailing federal income tax rate of 35% is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Expected federal income tax expense (benefit) at statutory rate	$3,333	$(768)	$15,973	$6,374
Tax effect of tax exempt investment income	(420)	(339)	(1,287)	(1,006)
Change in valuation allowance on net capital losses	(1,792)	3,191	(2,397)	3,191
Other items, net	246	(51)	437	(60)

	$1,367	$2,033	$12,726	$8,499

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$9,735	$9,035
Unpaid losses and loss adjustment expenses	8,672	8,233
Assignments and assessments	1,099	945
Unrealized losses on investments	360	5,677
Realized losses on investments, primarily impairments	5,966	7,936
Other, net	1,806	873

	27,638	32,699
Valuation allowance	(5,149)	(7,616)

	22,489	25,083

Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,043)	(6,736)
Other, net	(2,713)	(23)

Total deferred tax liabilities	(9,756)	(6,759)

Net deferred income tax assets	$12,733	$18,324

Management has reviewed the recoverability of the deferred tax asset and believes that, with the exception of realized losses on investments, the amount will be recoverable against future earnings. The gross deferred tax assets have been reduced by a valuation allowance related to unrealized losses on equity investments for the year ended December 31, 2008 of $0.1 million. There was no such valuation allowance related to unrealized losses on equity investments for the nine months ended September 30, 2009. Additionally, gross deferred tax assets have been reduced by a valuation allowance related to net realized losses on investments of $5.1 million and $7.5 million for the nine months ended September 30, 2009 and year ended December 31, 2008, respectively, both primarily related to impairment charges.
6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2009, there were 825,567 of the Company’s common shares reserved for issuance under the LTIP and options for 647,050 shares were outstanding. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $0.3 million. Related income tax benefits were approximately $0.1 million for both the three months ended September 30, 2009 and 2008. For both the nine months ended September 30, 2009 and 2008, the Company recognized stock-based compensation expense of $1.0 million with related income tax benefits of $0.2 million, respectively.
7. Comprehensive Income
Comprehensive income or loss includes the Company’s net income or loss plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the third quarter of 2009 of $17.4 million and a comprehensive loss of $11.6 million for the third quarter of 2008.

8. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$8,156	$(4,228)	$32,911	$9,713

Weighted average shares outstanding during period	19,301	19,293	19,301	19,281
Additional shares issuable under employee common stock option plans using treasury stock method	83	—	59	94

Weighted average shares outstanding assuming exercise of stock options (1)	19,384	19,293	19,360	19,375

Net income (loss) per share:
Basic	$0.42	$(0.22)	$1.71	$0.50
Diluted	$0.42	$(0.22)	$1.70	$0.50

(1)	Since the Company reported a net loss for the third quarter 2008, the calculated diluted earnings per share was anti-dilutive; therefore, basic earnings (loss) per share was used.
For the three months ended September 30, 2009 and 2008, there were 498,050 and 691,050 respectively, outstanding options and restricted shares excluded from diluted earnings (loss) per share because they were anti-dilutive. For the nine months ended September 30, 2009 and 2008, there were 498,050 and 348,113, respectively, outstanding options and restricted shares excluded from diluted earnings (loss) per share because they were anti-dilutive.
9. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2009, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$588	$821	$2,624	$4,779
Assumed premiums earned	835	1,617	3,042	4,818
Assumed losses and loss adjustment expense incurred	931	1,347	3,215	3,763
Ceded premiums written	610	576	2,789	3,026
Ceded premiums earned	827	880	2,422	2,707
Ceded losses and loss adjustment expense recoveries	783	452	2,454	849
Payable to Great American as of period end	531	526	531	526
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
10. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Written	Earned	Written	Earned	Written	Earned	Written	Earned
	(Dollars in thousands)				(Dollars in thousands)
Direct	$67,423	$87,158	$75,487	$93,386	$274,044	$259,372	$304,508	$264,561
Assumed	2,145	2,191	1,964	2,748	5,702	6,103	7,739	7,934
Ceded	(10,584)	(18,524)	(15,036)	(21,076)	(59,875)	(55,548)	(72,674)	(57,974)

Net Premium	$58,984	$70,825	$62,415	$75,058	$219,871	$209,927	$239,573	$214,521

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2009 and 2008 were $11.3 million and $8.9 million, respectively, and were $37.5 million and $22.3 million for the nine months ended September 30, 2009 and 2008, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
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
On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. The current net exposure to the Company for this judgment approximates $7.2 million and, as required by the Court, the Company secured the judgment amount with a surety bond. However, the Company believes that it has a strong appellate case and strategy and is vigorously pursuing the appellate process. Additionally, during April 2009, the Association of California Insurance Companies, the California affiliate of the Property Casualty Insurers Association of America, filed an amicus curiae brief in support of the Company’s legal position. The Company believes the matter will be resolved in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2009, the Company had not established a case reserve for this claim but has and will continue to closely monitor this case with counsel. The Company has consistently established litigation expense reserves to account for the cost associated with the defense of the Company’s position, which it will continue to reserve for throughout the appeal process.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2009 and December 31, 2008, the liability for such assessments was $4.0 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.
12. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$36,695	$35,814	$105,680	$99,212
Transportation	14,300	19,162	46,074	56,882
Specialty Personal Lines	14,262	14,046	42,127	40,797
Hawaii and Alaska	3,837	4,467	11,671	13,393
Other	1,731	1,569	4,375	4,237

Total premiums earned	70,825	75,058	209,927	214,521
Net investment income	4,501	5,498	14,430	16,793
Net realized gains (losses) on investments	760	(8,457)	1,831	(10,768)
Other	879	605	2,627	2,199

Total revenues	$76,965	$72,704	$228,815	$222,745

13. Subsequent Events
In preparing these financial statements, the Company evaluated subsequent events through the time the financial statements were issued on November 4, 2009. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the Securities and Exchange Commission. In conjunction with applicable accounting standards, all material subsequent events have either been recognized in the financial statements or disclosed in the notes to the financial statements.
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
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:
•	general economic conditions, any weaknesses in the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
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
We have four property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 26 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, affiliated agencies and agent internet initiatives. We use our six agency and service subsidiaries to sell and service our insurance business.
As of September 30, 2009, Great American Insurance Company (“Great American”) owned 52.6% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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

Our September 30, 2009 and 2008 net income from operations, after-tax net realized gains (losses) from investments and net income (loss) were as follows:

	Three Months Ended September 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$5,869	$0.30	$4,460	$0.23
After-tax net realized gains (losses) from investments	2,287	0.12	(8,688)	(0.45)

Net income (loss)	$8,156	$0.42	$(4,228)	$(0.22)

	Nine Months Ended September 30,
	2009		2008
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$29,324	$1.51	$19,903	$1.03
After-tax net realized gains (losses) from investments	3,587	0.19	(10,190)	(0.53)

Net income	$32,911	$1.70	$9,713	$0.50

Our net income from operations for the three and nine months ended September 30, 2009 was $5.9 million ($0.30 per share diluted) and $29.3 million ($1.51 per share diluted), respectively, compared to $4.5 million ($0.23 per share diluted) and $19.9 million ($1.03 per share diluted) reported in the same periods in 2008. During the first nine months of 2008, we experienced an unusual number of large claims whereas in the first nine months of 2009, we experienced favorable large claims activity levels compared to 2008, thus contributing to the year to date increase in earnings from operations over the same period in 2008. The large claims in the first nine months of 2008 resulted in a 5.9% increase to the loss and LAE ratio, or an approximate $8.2 million decrease to net income from operations. A lower expense ratio of 24.6% for the three months ended September 30, 2009 as compared to 28.2% for the same period in 2008 was the primary factor relating to the $1.4 million increase in net income from operations for the quarter ended September 30, 2009. The decrease in the expense ratio relates to a decrease in net commission expense due to a change in our overall mix of business, as well as a one-time state guaranty fund charge recorded in the third quarter of 2008 which increased the expense ratio during that period by 1.7 percentage points.
We had after-tax net realized gains from investments of $2.3 million ($0.12 per share diluted) and $3.6 million ($0.19 per share diluted) for the third quarter and first nine months of 2009, respectively, compared to after-tax net realized losses from investments of $8.7 million ($0.45 per share diluted) and $10.2 million ($0.53 per share diluted) reported in the same periods in 2008. Included in the 2009 after-tax net realized gains for the third quarter and first nine months of 2009 are other-than-temporary impairment adjustments of $1.3 million and $2.5 million, respectively, compared to other-than-temporary impairment adjustments of $8.0 million and $10.5 million in the same periods in 2008. Despite recording these realized losses in accordance with other-than-temporary impairment accounting guidelines, we intend to maximize future potential recoveries related to these investments. The investment losses incurred in 2008 were a reflection of the unprecedented financial crisis that occurred compared to more typical investment markets being experienced in 2009.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$27,839	40.0%	$33,808	43.7%
Transportation	18,837	27.1%	20,972	27.1%
Specialty Personal Lines	14,692	21.1%	14,120	18.2%
Hawaii and Alaska	6,319	9.1%	6,996	9.0%
Other	1,881	2.7%	1,555	2.0%

Gross premiums written	$69,568	100.0%	$77,451	100.0%

	Nine Months Ended September 30,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$161,188	57.6%	$172,024	55.1%
Transportation	51,147	18.3%	71,735	23.0%
Specialty Personal Lines	48,210	17.2%	46,800	15.0%
Hawaii and Alaska	14,958	5.4%	17,727	5.7%
Other	4,243	1.5%	3,961	1.2%

Gross premiums written	$279,746	100.0%	$312,247	100.0%

Gross premiums written include both direct premium and assumed premium. During the third quarter of 2009, our gross premiums written decreased $7.9 million, or 10.2%, compared to the same period in 2008. This decrease is primarily attributable to our alternative risk transfer and transportation components which decreased by $6.0 million, or 17.7%, and $2.1 million, or 10.2%, respectively. The decline in gross premiums written in the alternative risk component was driven by lower renewal premium per policy due to fewer insured vehicles reflecting the current economic conditions, management’s decision to reduce lines of coverage written in one of our existing captive programs, as well as other risk selection decisions made during the first half of 2009. This decrease was partially offset by the addition of one new truck captive program during the third quarter of 2009. The decrease in our transportation component is a reflection of the current economic environment, characterized through decreased vehicle count and mileage-based exposures, as well as the continued competitive insurance market. We continue to maintain our disciplined underwriting approach, which is to price our products to achieve an underwriting profit even if we forgo volume in the short term as a result. While our gross premiums written may continue to be impacted by the reduction in these lines of coverage throughout 2009, management believes that such risk selection decisions will provide a benefit to our underwriting results.
For the first nine months of 2009, our gross premiums written decreased $32.5 million, or 10.4%, compared to the same period in 2008. This decrease is primarily attributable to our transportation, alternative risk transfer and Hawaii and Alaska components, which decreased by $20.6 million, $10.8 million and $2.8 million, respectively. The overall decrease in gross premiums written is primarily attributed to several factors including the effect that the current economic environment has had on our commercial customers, particularly through reductions in vehicle counts and mileage-based exposures, the effects of risk selection and pricing adequacy initiatives specific to a few of our products that we put in place in 2008 and the continued overly aggressive pricing from competition in the insurance marketplace. In spite of the obstacles posed by the current economic environment, we have maintained our disciplined underwriting approach and have continued to generate new business leads and add new programs and accounts to our existing book of business. This was demonstrated in our alternative risk transfer component, where we added five new captive programs during the first nine months of 2009, contributing approximately $16.8 million in gross premiums written. These gains in the alternative risk transfer component were offset by decreased exposures in two of our existing truck captives and one of our existing passenger transportation captives, despite nearly a 100% member retention at the common renewal dates, as well as the reduction in our lines of coverage relative to another existing captive product.
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

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants, or if there would be a return of premium to members as a result of better-than-expected losses. We record assessment premium and return of premium as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the third quarter of 2009 and 2008, we recorded a return of premium of $1.7 million and $2.8 million, respectively. For the first nine months of 2009 and 2008, we recorded a return of premium of $3.2 million and $5.3 million, respectively.
Our specialty personal lines component increased $1.4 million, or 3.0%, during the first nine months of 2009 compared to the same period in 2008 primarily due to additional policies in force in our commercial vehicle product from expanded marketing initiatives and product enhancements. The growth in our commercial vehicle product was offset by a decrease in our recreational vehicle product, as the economic downturn has created a decline in the demand for recreational vehicles.
Premiums Earned
Three months ended September 30, 2009 compared to September 30, 2008. The following table shows net premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$36,695	$35,814	$881	2.5%
Transportation	14,300	19,162	(4,862)	(25.4%)
Specialty Personal Lines	14,262	14,046	216	1.5%
Hawaii and Alaska	3,837	4,467	(630)	(14.1%)
Other	1,731	1,569	162	10.3%

Net premiums earned	$70,825	$75,058	$(4,233)	(5.6%)

Our net premiums earned decreased $4.2 million, or 5.6%, to $70.8 million during the three months ended September 30, 2009 compared to $75.0 million for the same period in 2008. This decrease is primarily attributable to the transportation and Hawaii and Alaska components which, compared to 2008, decreased $4.9 million and $0.6 million, respectively. Such decreases are primarily attributed to reductions in gross premiums written in these components during the fourth quarter of 2008 and the first nine months of 2009, which is directly related to the effect that the current economic environment has had on our customers and the effects of risk selection and pricing adequacy initiatives. The decreases in the transportation and Hawaii and Alaska components were partially offset by increases in our alternative risk transfer and specialty personal lines components. The alternative risk transfer component increased $0.9 million, or 2.5%, mainly due to new captive programs introduced in 2008 and throughout 2009, as well as new participants in our existing captive programs. This was partially offset by a decrease attributable to management’s decision in 2009 to reduce lines of coverage written in one of our existing captive programs. Our specialty personal lines component increased $0.2 million, or 1.5%, primarily due to an increase in our commercial vehicle product.

Nine months ended September 30, 2009 compared to September 30, 2008. The following table shows net premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended
	September 30,		Change
	2009	2008	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$105,680	$99,212	$6,468	6.5%
Transportation	46,074	56,882	(10,808)	(19.0%)
Specialty Personal Lines	42,127	40,797	1,330	3.3%
Hawaii and Alaska	11,671	13,393	(1,722)	(12.9%)
Other	4,375	4,237	138	3.3%

Net premiums earned	$209,927	$214,521	$(4,594)	(2.1%)

Our net premiums earned decreased $4.6 million, or 2.1%, to $209.9 million during the nine months ended September 30, 2009 compared to $214.5 million for the same period in 2008. This decrease is primarily attributable to the transportation and Hawaii and Alaska components, which decreased $10.8 million and $1.7 million, respectively, compared to 2008, due to reductions in gross premiums written in these components during the fourth quarter of 2008 and the first nine months of 2009. These reductions related to the effect that the current economic environment has had on our customers and the effects of risk selection and pricing adequacy initiatives undertaken in 2008. Partially offsetting these decreases were increases in our alternative risk transfer and specialty personal lines components. Our alternative risk transfer component increased $6.5 million, or 6.5%, mainly due to new captive programs introduced throughout 2009 and new participants in existing captive programs during 2008 and 2009. Our specialty personal lines component increased $1.3 million, or 3.3%, due to continued gross premiums written growth in our commercial vehicle product.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit. Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and nine months ended September 30, 2009, we experienced a modest single digit decrease in rate levels on our renewal business due to the continued soft market.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$69,568	$77,451	$279,746	$312,247
Ceded reinsurance	(10,584)	(15,036)	(59,875)	(72,674)

Net premiums written	58,984	62,415	219,871	239,573
Change in unearned premiums, net of ceded	11,841	12,643	(9,944)	(25,052)

Net premiums earned	$70,825	$75,058	$209,927	$214,521

Combined Ratios:
Loss and LAE ratio (1)	68.2%	69.3%	60.5%	67.2%
Underwriting expense ratio (2)	24.6%	28.2%	24.1%	25.3%

Combined ratio	92.8%	97.5%	84.6%	92.5%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended September 30, 2009 compared to September 30, 2008. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the third quarter of 2009 decreased 1.1 percentage points to 68.2% compared to 69.3% in the same period in 2008 primarily associated with greater large loss severity in 2008, which was partially offset by higher claims frequency in 2009. During the third quarter of 2008, we experienced large claims concentrated in our charter passenger transportation products which contributed approximately 4 percentage points to the loss ratio during that period, whereas we experienced no large claims in the third quarter of 2009. Offsetting this decrease was an increase in claim frequency related to higher vehicle usage particularly within our recreational vehicle and transportation products. We do not consider elevated severity and/or frequency in the third quarter of any year unusual based on the seasonality associated with the risks we insure. The loss and LAE ratio for the third quarter of 2009 includes a $0.3 million, or 0.5 percentage points, increase for unfavorable development of losses from prior years compared to favorable development of $0.3 million, or 0.4 percentage points, in the third quarter of 2008.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the third quarter of 2009 decreased 3.6 percentage points to 24.6% compared to 28.2% for the same period in 2008. This decrease is attributable to a one-time state guaranty fund charge which contributed 1.7 percentage points to our third quarter 2008 expense ratio and decreased commission expenses due to a change in our overall mix of business.
Nine months ended September 30, 2009 compared to September 30, 2008. The loss and LAE ratio for the nine months ended September 30, 2009 decreased 6.7 percentage points to 60.5% compared to 67.2% in the same period in 2008 primarily due to underwriting improvements that began in the last half of 2008 and have continued during 2009. In addition, we have experienced favorable large claims activity throughout the first nine months of 2009, in part attributable to lower vehicle use by our customers. This is in sharp contrast to the first nine months of 2008 when the results were adversely impacted by an unusual number of severe claims concentrated in our charter passenger transportation product which negatively impacted the loss ratio by approximately 5 percentage points. The loss and LAE ratio for the nine months ended September 30, 2009 includes a $0.2 million, or 0.1 percentage points, decrease for favorable development of losses from prior years compared to an increase for unfavorable development of losses of $0.8 million, or 0.4 percentage points, in the first nine months of 2008.
The underwriting expense ratio for the nine months ended September 30, 2009 decreased 1.2 percentage points to 24.1% compared to 25.3% for the same period in 2008. The decrease in our year-to-date 2009 expense ratio is primarily due to a change in our overall mix of business, as many of the new captive programs written in 2009 have lower commission rates compared to the programs where we had high premium growth in 2008.
Net Investment Income
2009 compared to 2008. For the three and nine month periods ended September 30, 2009, net investment income was $4.5 million and $14.4 million, respectively, compared to $5.5 million and $16.8 million in the same periods in 2008, reflecting lower yields on our cash, short-term and fixed income portfolios as well as a high allocation to tax exempt state and local government investments. Yields declined throughout 2008 and remained at those levels during the first nine months of 2009 for most investment categories in which we are active.
Net Realized Gains (Losses) on Investments
2009 compared to 2008. Net realized gains were $0.8 million for the third quarter of 2009 compared to net realized losses of $8.5 million for the third quarter of 2008. For the nine months ended September 30, 2009, net realized gains were $1.8 million compared to net realized losses of $10.8 million for the nine months ended September 30, 2008. The net realized gains for the third quarter of 2009 were primarily generated from net gains associated with an equity partnership investment of $1.0 million and $1.1 million of net realized gains associated with the sales of securities. Offsetting these gains was an other-than-temporary impairment charge of $1.3 million taken during the third quarter of 2009 related to a corporate note. For the nine months ended September 30, 2009, the net realized gains were primarily driven by the equity partnership investment which generated net gains of $3.1 million and net gains due to sales of securities of $2.2 million. These gains were offset by a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding, in addition to year-to-date other-than-temporary impairment charges of $2.5 million. The $2.5 million charge related to three corporate notes and two mortgage backed securities. In 2008, turmoil in the investment markets resulted in market declines in our portfolio, particularly in our financial and real estate related holdings. This had an adverse impact on our investment portfolio, as we recognized other-than-temporary impairment charges of $8.0 million and $10.5 million for the third quarter and first nine months of 2008, respectively.

These impairment charges related to several perpetual and redeemable preferred stock holdings, one fixed maturity investment with market values that were significantly below cost and securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc.
Commissions and Other Underwriting Expenses
2009 compared to 2008. During the third quarter of 2009, commissions and other underwriting expenses of $15.2 million decreased $3.3 million, or 18.0%, from $18.5 million in the comparable period in 2008. For the first nine months of 2009 and 2008, commissions and other underwriting expenses were $43.6 million and $46.7 million, respectively, decreasing $3.1 million, or 6.7%. Both the quarter and year-to-date decreases relate to a decrease in net commission expense due to a change in our overall mix of business. Additionally, in the third quarter of 2008 we recorded an approximate $1.3 million charge for a one-time state guaranty fund which also contributed to the overall decrease in our current year commissions and other underwriting expenses.
Expense on Amounts Withheld
2009 compared to 2008. We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. Expense on amounts withheld decreased $0.2 million, or 19.0%, to $0.8 million from $1.0 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, expense on amounts withheld decreased $0.7 million, or 20.9%, to $2.6 million from $3.3 million in the comparable period in 2008. Both the quarter and year to date decreases are primarily attributable to lower interest rate yields experienced during the first nine months of 2009 compared to 2008.
Income Taxes
2009 compared to 2008. The effective tax rate was 14.4% and (92.6%) for the three month period ended September 30, 2009 and 2008, respectively. The 2009 year-to-date effective tax rate decreased 18.8 percentage points to 27.9% compared to a 46.7% rate for the same period in 2008. The decrease in our 2009 effective tax rate was favorably impacted, primarily, from a decrease in our valuation allowance associated with capital losses. In the third quarter of 2008, the tax benefit relating to the pre-tax loss was decreased by the recording of a $3.2 million valuation allowance related to our realized losses, primarily impairment charges, which also increased the year-to-date 2008 effective tax rate by 17.5 percentage points. In the third quarter of 2009 available tax strategies, primarily associated with realized and unrealized gain positions in our investment portfolio, provided for a reduction to the valuation allowance thereby decreasing both our quarter and year-to-date effective tax rates by 18.8 percentage points and 5.3 percentage points, respectively.
Financial Condition
Investments and Securities Lending Collateral
During the second quarter of 2009, we terminated our securities lending program and transferred fixed maturities with a fair market value of $35.8 million, primarily residential mortgage-backed securities and corporate obligations, into our fixed maturities portfolio.
At September 30, 2009, our investment portfolio contained $523.7 million in fixed maturity securities and $28.0 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2009, we had pre-tax net unrealized gains of $2.7 million on fixed maturities and pre-tax net unrealized gains of $2.7 million on equity securities.
At September 30, 2009, 96.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at September 30, 2009 is shown in the following table. Approximately $2.9 million of fixed maturities and $12.3 million of equity securities had no unrealized gains or losses at September 30, 2009.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$451,295	$69,524
Amortized cost of securities	436,392	81,774
Gross unrealized gain or (loss)	$14,903	$(12,250)
Fair value as a % of amortized cost	103.4%	85.0%
Number of security positions held	357	66
Number individually exceeding $50,000 gain or (loss)	117	29
Concentration of gains or (losses) by type or industry:
US government and government agencies	$2,486	$(21)
State, municipalities and political subdivisions	8,129	(1,497)
Residential mortgage-backed securities	3,010	(6,433)
Commercial mortgage-backed securities	—	(815)
Banks, insurance and brokers	877	(2,925)
Industrial and other	401	(559)
Percentage rated investment grade (1)	99.4%	77.3%
Equity Securities:
Fair value of securities	$15,282	$382
Cost of securities	12,615	399
Gross unrealized gain or (loss)	$2,667	$(17)
Fair value as a % of cost	121.1%	95.7%
Number individually exceeding $50,000 gain or (loss)	8	—

(1)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2009, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Fixed Maturities Portfolio
	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
Maturity:
Due one year or less	4.1%	9.8%
Due after one year through five years	30.9%	25.4%
Due after five years through ten years	34.3%	9.4%
Due after ten years	7.6%	23.2%

	76.9%	67.8%
Mortgage-backed securities	23.1%	32.2%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At September 30, 2009
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (113 issues)	$168,744	$9,354	105.9%
More than one year (4 issues)	6,153	375	106.5%
Less than $50,000 (240 issues)	276,398	5,174	101.9%

	$451,295	$14,903

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (3 issues)	$2,135	$(501)	81.0%
More than one year (26 issues)	28,385	(11,324)	71.5%
Less than $50,000 (37 issues)	39,004	(425)	98.9%

	$69,524	$(12,250)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (8 issues)	$13,648	$2,396	121.3%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (18 issues)	1,634	271	119.9%

	$15,282	$2,667

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issue)	—	—	0.0%
Less than $50,000 (4 issues)	382	(17)	95.7%

	$382	$(17)

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
Premiums receivable increased $22.7 million, or 23.7%, and unearned premiums increased $14.4 million, or 9.2%, from December 31, 2008 to September 30, 2009. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct premiums written in the first six months of 2009 as compared to the last six months of 2008.
Prepaid reinsurance premiums increased $4.3 million, or 15.2%, and reinsurance balances payable increased $5.6 million, or 54.6%, from December 31, 2008 to September 30, 2009. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premium for the first six months of 2009 as compared to the last six months of 2008.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2009, cash flows from premiums and investment income have provided more than sufficient funds to meet these requirements, without requiring the sale of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased $19.4 million from $77.2 million at December 31, 2008 to $57.8 million at September 30, 2009. Net cash provided by operating activities was $42.3 million during the nine month period ended September 30, 2009, compared to $81.3 million during the comparable period in 2008. This decrease of $39.0 million is primarily attributable to a large amount of claims payments being made during the first nine months of 2009 and a reduction in our premiums written in the first nine months of 2009 compared to the same period in 2008.
Net cash used in investing activities was $11.1 million for the nine months ended September 30, 2009, as compared to $56.9 million during the same period in 2008. This $45.8 million decrease in cash used in investing activities was primarily related to a $70.6 million decrease in the purchase of fixed maturity investments in 2009, which was offset by a $62.6 million decrease in the proceeds from maturities and redemptions of investments and an increase of $38.3 million in the proceeds from the sale of fixed maturity securities. The decrease in both purchases and redemptions of fixed maturity investments in 2009, compared to the prior period was primarily due to a shift in asset allocation from callable U.S. government agency bonds into longer duration state and local government bonds and residential collateralized mortgage-backed securities. The increase in proceeds from the sale of fixed maturity securities was the result of taking advantage of improving market conditions to realize gains on portions of our fixed maturity portfolio.
We utilized net cash of $50.6 million and $2.7 million from financing activities for the nine months ended September 30, 2009 and 2008, respectively. The $47.9 million increase in net cash used in financing activities was primarily driven by the termination of our securities lending program in June 2009. During 2009 and prior to the program’s termination, approximately $22.1 million of investments within our securities lending collateral matured and were used to pay down a corresponding amount of our securities lending obligation. Upon the program’s termination, cash on hand and securities lending collateral were used to pay off the remaining $73.7 million securities lending obligation. Securities lending collateral that had an original cost of $46.5 million at the termination date were retained by us and are included in our fixed maturities portfolio through a non-cash transaction.
We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at September 30, 2009. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at September 30, 2009.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2009, we were in compliance with all financial covenants.
On May 23, 2008, we drew $15 million from our Credit Agreement to redeem in full our outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of September 30, 2009, the interest rate on this debt is equal to the six-month LIBOR (1.2% at May 26, 2009) plus 65 basis points, with interest payments due quarterly.

We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. Our ongoing corporate initiatives include actively evaluating potential acquisitions. At such time that we would execute an agreement to enter into an acquisition, such a transaction, depending upon the structure and size, could have an impact on our liquidity. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss, and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2009 and December 31, 2008, we had $417.8 million and $400.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. On an annual basis, actuaries from Great American, utilizing current period data, review the recorded reserves for NIIC, NIIC-HI and TCC. The actuaries provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2008 reflected point estimates that were within 2% of management’s recorded net reserves as of such date. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2009 and December 31, 2008.
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
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2009, we recorded $1.3 million and $2.5 million, respectively, in other-than-temporary impairments on investments that had all experienced credit issues. The $1.3 million in other-than-temporary impairment charges taken during the third quarter of 2009 relate to one corporate note in the financial services sector. Due to deteriorating business prospects and credit ratings on this investment, as well as the possibility that we may sell this security in the near future, the entire unrealized loss of $1.3 million is fully recognized as an impairment charge in earnings. In addition to the $1.3 million charge, the nine months ended September 30, 2009 was also impacted by other-than-temporary impairment charges on several fixed maturity investments of $0.7 million, which were fully recognized in earnings and on two non-agency mortgage backed securities. The other-than-temporary impairment charge on the two mortgage backed securities was separated into: a credit loss of $0.5 million which is recognized in earnings and a non-credit loss of $3.0 million, which is included in other comprehensive income. The credit loss of $0.5 million was the result of management’s analysis that indicated we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed securities.
For the three and nine months ended September 30, 2008, we recorded other-than-temporary impairment charges of $8.0 million and $10.5 million, respectively, as these charges were directly related to adverse market conditions that began in the last half of 2007 and continued into the first nine months of 2008. Of the $8.0 million other-than-temporary impairments taken during the third quarter of 2008, $5.8 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc., $1.6 million related to securities in the financial and real estate sector and $0.6 million related to an insurance sector and other corporate holding. Also impacting the nine months ended September 30, 2008 were $1.9 million in preferred stock securities in the financial sector and a fixed maturity holding of $0.6 million as these securities experienced credit issues that in our estimation made recovery of the cost of our investments unlikely. In all instances of calculating an other-than-temporary impairment loss we adjusted the cost or amortized cost of the investment down to its fair market value or expected discounted cash flows, where applicable. Due to inherent uncertainty in the market, it is not possible to accurately predict if or when a specific security will become impaired. As such, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2009, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 with the exception that we terminated our securities lending program during 2009 and therefore there is no longer an outstanding obligation related to such program.
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
As of September 30, 2009, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
None.

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

NATIONAL INTERSTATE CORPORATION
Date: November 4, 2009	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 4, 2009	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)