Form 10-K
period 2009-12-31
National Interstate CORP
filed 2010-03-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009

Commission File No. 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive
Richfield, Ohio 44286-9000
(330) 659-8900
(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Exchange on
Title of each class	Which registered

Common Shares, $0.01 par value	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100.2 million (based upon non-affiliate holdings of 6,600,144 shares and a market price of $15.18 at June 30, 2009).

As of March 1, 2010 there were 19,422,916 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2010 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

National Interstate Corporation

FORWARD-LOOKING STATEMENTS

This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:

•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	our ability to manage our growth strategy;

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.

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

For both years ended December 31, 2009 and 2008, Great American owned 52.6% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol NATL.

We have four property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six agency and service subsidiaries to sell and service our insurance business.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 19 of the 21 years we have been in business. For the year ended December 31, 2009, we had gross premiums written (direct and assumed) of $344.9 million and net income of $46.4 million.

We believe, based upon an informal survey of brokers specializing in transportation insurance, that we are the largest writer of insurance for the passenger transportation industry in the United States. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs primarily for transportation companies that we also refer to as alternative risk transfer (55.9% of 2009 gross premiums written), traditional property and casualty insurance for transportation companies (19.3%), specialty personal lines, consisting primarily of recreational and commercial vehicle coverage (17.8%) and transportation and general commercial insurance in Hawaii and Alaska (5.5%).

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

Product Management Organization.  We believe we have a competitive advantage in our major lines of business, in part, as a result of our product management focus. Each of our product lines is headed by a manager solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. For example, we are willing to design custom insurance programs, such as unique billing plans and deductibles, for our large transportation customers based on their needs. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. We know of only one other insurance company that uses this type of hybrid product management organization. We believe that most insurance companies rely upon organization structures aligned around functional specialties such as underwriting, actuarial, operations, marketing and claims. Under the traditional functional organization, the managers of each of these functions typically provide service and support to multiple insurance products. Our product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Our Products

We offer over 35 product lines in the specialty property and casualty insurance market, which we group into four general business components (transportation, alternative risk transfer, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.

The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2009		2008		2007
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
			(Dollars in thousands)

Alternative Risk Transfer	$192,953	55.9%	$206,342	54.3%	$167,717	48.5%
Transportation	66,537	19.3%	87,246	22.9%	90,984	26.3%
Specialty Personal Lines	61,523	17.8%	59,065	15.5%	55,169	15.9%
Hawaii and Alaska	18,576	5.5%	22,489	5.9%	25,126	7.3%
Other	5,288	1.5%	5,154	1.4%	7,010	2.0%

Gross premiums written	$344,877	100.0%	$380,296	100.0%	$346,006	100.0%

For 2009, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Premium Average

Alternative Risk Transfer	$5,800-$2,652,000	$69,300
Transportation	$24,200-$55,300	$35,500
Specialty Personal Lines	$900-$2,700	$1,100
Hawaii and Alaska	$2,000-$29,000	$3,700

Alternative Risk Transfer.  We underwrite, market and distribute primarily truck and passenger transportation alternative risk insurance products, also known as captives, as well as workers’ compensation coverage. Captives are insurance or reinsurance companies that are owned or “rented” by the participants in the captive insurance program. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured by the captive insurance program. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with a captive insurance program.

We support two forms of captive programs — member-owned and rented. In a member-owned captive, the participants form, capitalize and manage their own reinsurance company. In a rental captive, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental captive program pay a fee to the reinsurance company owner to use the reinsurance facility in their captive program; in other words, the participants “rent” it. In both member-owned and rented captives, we typically underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the captive insurance program. That captive insurance program serves the same purpose for the captive participants regardless of whether they own the reinsurance company or rent it.

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

All other loss, expense and profit margin components are substantially the same for our member-owned or rental captive insurance programs. The advantage of a member-owned captive program to the participants is the ability to change policy issuing companies and service providers without changing the makeup of their group. Rental captive participants are not obligated to capitalize their own reinsurer. They generally enjoy a slightly lower expense structure and their captive program expenses are fixed for the policy year regardless of the amount of expenses actually incurred to operate the reinsurer and facilitate participant meetings.

The premiums generated by each of the captive insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may share in the losses on a quota share or excess of loss basis. For a quota share program, the participation percentage ranges from 5% to 60% of losses up to $1 million. For excess of loss programs, the loss fund typically involves the first loss layer which, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every rental captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, TRAX U.S. Captive Insurance Programsm, for passenger transportation operators. Since 1996, we have established additional group captives for passenger and commercial transportation, including but not limited to, rental cars, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging operators, railroads and trucks. We expect to introduce additional transportation captives in 2010. As of December 31, 2009, we insured more than

380 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2009. We also have partnered with insureds and agents in captive programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary.

Transportation.  We believe that we are the largest writer of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2009. We also assume a majority of the net risk related to policies for transportation risks underwritten by us and issued by Great American, which accounted for approximately 1.0% of our gross premiums written for the year ended December 31, 2009. We do not have similar arrangements with any other companies.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Also included in the specialty personal lines component is the commercial vehicle product, which we began offering in 2006 in one state. This product, offered in three states as of December 31, 2009, provides coverage for companies with vehicles used by contractors, artisans and other small businesses. We currently insure vehicles ranging from private passenger autos to customized vans and dump trucks. Although this product is not material to our overall operations, it experienced strong premium growth in 2009, increasing $7.2 million over 2008. We expect to continue introducing this product in additional states, while leveraging current technology advances to enhance our existing distribution channels.

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

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2009		2008
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

California	$40,693	12.0%	$57,564	15.5%
Texas	39,156	11.6%	33,676	9.1%
New York	18,554	5.5%	20,340	5.4%
Hawaii	18,452	5.5%	22,574	6.1%
Florida	16,441	4.9%	24,849	6.7%
North Carolina	15,267	4.5%	18,015	4.9%
Massachusetts	15,119	4.5%	10,697	2.9%
Pennsylvania	14,848	4.4%	12,971	3.5%
All other states	159,442	47.1%	170,557	45.9%

Direct premiums written	$337,972	100.0%	$371,243	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2009		2008
		Percent of		Percent of
	Volume	Total	Volume	Total
	(Dollars in thousands)

Auto and other liability	$197,766	58.5%	$228,119	61.4%
Auto physical damage	72,375	21.4%	74,886	20.2%
Workers’ compensation	57,143	16.9%	49,634	13.4%
All other lines	10,688	3.2%	18,604	5.0%

Direct premiums written	$337,972	100.0%	$371,243	100.0%

Underwriting

We employ a pricing segmentation approach that makes extensive use of proprietary data and pricing methodologies. Our pricing strategy enables our product managers to manage rate structures by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach differs by product line and requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data, coupled with the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to respond more quickly than our competitors to adverse trends such as the continuing increase in auto liability loss severity and to obtain accurate pricing and risk selection for each individual account.

Risk selection and pricing decisions are discussed regularly by product line underwriters and product managers. We believe this groups input and deliberation on pricing and risk selection reaffirms our philosophy and underwriting culture and aids in avoiding unknown exposures. Underwriting files at both our regional and corporate offices are audited by senior management on a regular basis for compliance with our price and risk selection criteria. Product managers are responsible for the underwriting profitability resulting from these risk selection and pricing decisions and the incentive-based portion of their compensation is based, in part, on that profitability.

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2009, approximately 89% of our gross premiums written were generated by independent agents and brokers and approximately 11% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for less than 12% of our gross premiums written during 2009.

Reinsurance

We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of “A−” or better. If a reinsurer is not rated by A.M. Best or their rating falls below “A−”, our contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American for transportation and RV risks. We then pay Great American a service fee based on these premiums. Great American also participates in several of our commercial transportation reinsurance programs. Ceded premiums written with Great American were $3.1 million, $3.5 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. We also provide administrative services to Great American in connection with the public transportation risks that we underwrite on their policies.

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

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2009, our claims organization employed 85 people (24% of our employee group) and operated out of two regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. We do not delegate liability settlement authority to third party administrators. All large claim reserves are reviewed on a monthly basis by executive claims management and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2009, adjusters were able to initiate contact with approximately 94% of policyholder claimants within 8 hours of first notice of a loss and approximately 84% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. During 2009, our physical damage settlements in the continental United States averaged savings of approximately 11% and savings of 14% in Hawaii for the same period when compared to claimed damages.

Our captive programs have dedicated claims personnel and claims services tailored to each captive program. Each captive program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments and has dedicated staff resources. In the captive programs, 100% of customers completing our survey in 2009 rated us as timely in our claims handling and 98% for the same period rated their claims as thoroughly investigated.

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

We review loss reserve adequacy and claims adjustment effectiveness quarterly. We focus significant management attention on claims reserved above $100,000. Further, our reserves are certified by accredited actuaries from Great American to state regulators annually. Reserves are routinely adjusted as additional information becomes known. These adjustments are reflected in current year operations.

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 1999 through 2009. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2009,” shows the re-estimated liability as of December 31, 2009. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid
Losses And LAE:	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

As originally estimated	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419
As re-estimated at December 31, 2009	25,735	32,105	48,243	62,437	79,163	99,362	138,108	169,879	207,281	261,154
Liability re-estimated as of:
One year later	24,923	32,751	48,494	63,462	84,485	106,409	143,991	176,179	209,448	261,154
Two years later	26,252	33,473	47,479	64,687	83,862	103,416	142,929	173,860	207,281
Three years later	26,380	31,884	47,250	63,037	81,991	99,768	139,994	169,879
Four years later	25,531	31,488	46,400	62,564	79,673	99,487	138,108
Five years later	25,138	31,590	46,961	60,551	79,084	99,362
Six years later	24,989	31,757	46,880	61,268	79,163
Seven years later	25,364	31,410	47,361	62,437
Eight years later	25,372	31,505	48,243
Nine years later	25,471	32,105
Ten years later	25,735
Net cumulative (deficiency) redundancy	831	(1,813)	213	4,725	7,577	12,282	13,336	11,972	3,021	1,286
Net cumulative (deficiency) redundancy — %	3.1%	(6.0%)	0.4%	7.0%	8.7%	11.0%	8.8%	6.6%	1.4%	0.5%
Cumulative paid of:
One year later	10,307	14,924	18,048	22,792	29,616	37,049	51,901	63,314	67,673	91,615
Two years later	17,637	20,077	28,510	36,927	48,672	59,038	85,193	95,752	111,841
Three years later	20,157	24,313	35,718	48,660	61,001	76,617	101,340	119,984
Four years later	22,383	26,869	40,615	53,531	68,594	84,070	112,474
Five years later	23,413	28,591	43,474	57,697	71,904	89,821
Six years later	24,033	30,180	45,365	59,035	74,938
Seven years later	24,594	30,813	45,828	61,179
Eight years later	24,926	30,863	47,396
Nine years later	25,008	31,549
Ten years later	25,397

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$26,566	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419
Add reinsurance recoverables	11,396	12,416	22,395	35,048	41,986	59,387	71,763	84,115	91,786	137,561	140,841

Gross liability	$37,962	$42,708	$70,851	$102,210	$128,726	$171,031	$223,207	$265,966	$302,088	$400,001	$417,260

As re-estimated at December 31, 2009
Net liability shown above	$25,735	$32,105	$48,243	$62,437	$79,163	$99,362	$138,108	$169,879	$207,281	$261,154	N/A
Add reinsurance recoverables reestimated	6,927	13,039	34,029	47,314	50,303	57,385	63,625	70,572	69,191	122,981	N/A

Gross liability	$32,662	$45,144	$82,272	$109,751	$129,466	$156,747	$201,733	$240,451	$276,472	$384,135	N/A

Gross cumulative (deficiency) redundancy	$5,300	$(2,436)	$(11,421)	$(7,541)	$(740)	$14,284	$21,474	$25,515	$25,616	$15,866	N/A

Gross cumulative (deficiency) redundancy — %	14.0%	(5.7%)	(16.1%)	(7.4% )	(0.6%)	8.4%	9.6%	9.6%	8.5%	4.0%	N/A

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

The preceding table shows our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2009, our liability on a gross basis was $417.3 million and our asset for ceded reserves was $140.8 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments

General

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals in our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. Our Board of Directors has established investment guidelines and reviews the portfolio performance at least quarterly for compliance with its established guidelines.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2009	2008

Short term investments	0.1%	0.0%
Fixed maturities:
US Government and government agencies	35.6%	41.6%
State and local government obligations	26.0%	25.7%
Residential mortgage-backed securities	19.6%	16.2%
Commercial mortgage-backed securities	0.7%	0.0%
Corporate obligations	11.3%	8.6%
Redeemable preferred stock	1.9%	2.3%

Total fixed maturities	95.1%	94.4%

Equity securities:
Perpetual preferred stocks	0.2%	1.2%
Common stocks	4.6%	4.4%

Total equity securities	4.8%	5.6%

Total	100.0%	100.0%

During the second quarter of 2009, we terminated our securities lending program and transferred fixed maturities with a fair market value of $35.8 million, primarily residential mortgage-backed securities and corporate obligations, into our fixed maturities portfolio. At December 31, 2008, the distribution of holdings within the securities lending program was as follows: 50.0% in cash and cash equivalents, 22.0% in mortgage backed securities and 28.0% in corporate obligations.

The following table presents the yields of our investment portfolio for the dates given:

	Year Ended December 31,
	2009	2008	2007

Yield on short term investments:
Excluding realized gains and losses	1.0%	5.5%	4.9%
Including realized gains and losses	1.0%	5.5%	4.9%
Yield on fixed maturities:
Excluding realized gains and losses	3.7%	4.5%	4.8%
Including realized gains and losses	3.5%	3.4%	4.7%
Yield on equity securities:
Excluding realized gains and losses	2.3%	3.5%	4.6%
Including realized gains and losses	16.5%	(42.8%)	3.4%
Yield on all investments:
Excluding realized gains and losses	3.7%	4.4%	4.8%
Including realized gains and losses	4.1%	(0.3%)	4.6%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio to the Barclays Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our preferred stock portfolio against the Merrill Lynch Preferred Stock Index and all other equity investments against the Standard & Poor’s 500 Index. Both our performance and the indices include investment income, realized gains and losses and changes in unrealized gains and losses.

	Year Ended December 31,
	2009	2008	2007

Fixed maturities:
National Interstate Total Return on Fixed Maturities	7.1%	3.9%	6.9%
Barclays Intermediate Aggregate Index	6.5%	4.9%	7.0%
Equity securities:
National Interstate Total Return on Preferred Stock	33.8%	(27.2%)	(13.9%)
Merrill Lynch Preferred Stock Index	26.6%	(37.9%)	(11.7%)
National Interstate Total Return on all other Equity	30.8%	(29.6%)	4.3%
Standard & Poor’s 500 Index	26.5%	(37.0%)	5.5%

Fixed Maturity Investments

Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by Standard & Poor’s (“S&P”) Corporation or comparable rating as of December 31, 2009:

	Fixed Maturities
S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)

AAA, AA, A	$494,950	$501,578	88.5%
BBB	35,592	34,805	6.1%

Total Investment Grade	530,542	536,383	94.6%
BB	15,008	13,785	2.4%
B	6,973	7,050	1.3%
CCC	8,392	4,371	0.8%
CC, C, D	4,838	5,312	0.9%

Total Non-Investment Grade	35,211	30,518	5.4%

Total	$565,753	$566,901	100.0%

The maturity distribution of fixed maturity investments held as of December 31, 2009 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay certain obligations):

	December 31, 2009
	Fair Value	% of Total
	(Dollars in thousands)

One year or less	$29,578	5.2%
More than one year to five years	209,201	36.9%
More than five years to ten years	165,780	29.2%
More than ten years	41,694	7.4%

	446,253	78.7%
Mortgage-backed securities	120,648	21.3%

Total fixed maturities	$566,901	100.0%

The fixed income investment funds are generally invested in securities with short-term and intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2009, the weighted average modified duration (unadjusted for call provision) was approximately 4.1 years, the weighted average effective duration (adjusted for call provisions) was 3.3 years and the weighted average maturity was 4.8 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

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

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under statutory accounting principles, relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies doing business in their states, generally once every three to five years, although target financial, market conduct and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the NAIC. Our last financial examination for our domestic insurance subsidiaries was completed by the Ohio Department of Insurance, which coordinated the exam for Ohio, Pennsylvania and Hawaii, for the period ending December 31, 2005. No significant issues surfaced. In addition to financial examinations, we may be subject to market conduct examinations of our claims and underwriting practices. We are currently in various stages of market conduct examinations by the Departments of Insurance from California and Delaware. During 2009, we concluded a market conduct examination of our underwriting practices by the North Carolina Department of Insurance and in January of 2010, we concluded an examination of our claims handling practices by the Nevada Department of Insurance. Additionally, during 2009, we received notice that the Missouri Department of Insurance intends to conduct a market conduct examination. The findings of the North Carolina and Nevada insurance departments did not result in fines or penalties against us, but any adverse findings by other insurance departments could result in significant fines and penalties, negatively affecting our profitability.

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

Statutory Accounting Principle (“SAP”)

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

The maximum amount of dividends that our insurance companies can pay to us in 2010 without seeking regulatory approval is $33.1 million. NIIC paid no dividends in 2009 or 2008.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $1.7 million, $2.4 million and $2.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. Our estimated liability for anticipated assessments was $3.2 million and $3.6 million the years ended December 31, 2009 and 2008, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2009, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism and federal taxation and motor-carrier safety, do affect our insurance business. While we cannot predict whether the federal government will become significantly involved in insurance regulation in 2010 or later, if at all, we expect that the federal government’s reaction to the recent economic events that have transpired in the United States in the last two years, may include some type of federal oversight of the insurance industry, including possibly establishing a federal insurance charter and a Federal Insurance Office. We will continue to monitor all significant federal insurance legislation.

The Terrorism Risk Insurance Act (the “Act”)

The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Act requires commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. The “event trigger” under the Act provides that in the case of a certified act of terrorism occurring after March 31, 2006, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 billion. The federal government will pay 85% of covered terrorism losses in 2010 in excess of the event trigger.

We are continuing to take the steps necessary to comply with the Act, as well as the state regulations in implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). We do not anticipate terrorism losses to have a material impact on our results of operations.

To our knowledge and based on our internal review and control process for compliance, we believe we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees

At December 31, 2009, we employed 351 people.  None of our employees are covered by collective bargaining arrangements.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2009, 95.1% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 4.8% was invested in equity securities and 0.1% was invested in short-term investments. As of December 31, 2009, approximately 37.5% of our fixed maturity portfolio was invested in U.S. Government and government agency fixed income securities and approximately 94.6% of the fixed maturities were invested in fixed maturities rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation.

Investment returns are an important part of our overall profitability. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and we cannot predict how or to what extent the value of any underlying collateral might be affected. Accordingly, adverse fluctuations in the fixed income or equity markets could adversely impact our profitability, financial condition or cash flows.

Markets in the United States and around the world have been experiencing volatility since mid-2007. Initiatives taken by the U.S. and foreign governments have helped to stabilize the financial markets and restore liquidity to the banking system and credit markets. However, the financial system has not completely stabilized and market volatility could continue in the future if there is a prolonged recession or a worsening in key economic indicators. If market conditions deteriorate, our investment portfolio could be adversely impacted.

Historically, we have not had the need to sell our investments to generate liquidity. If we were forced to sell portfolio securities that have unrealized losses for liquidity purposes rather than holding them to maturity or recovery, we would recognize investment losses on those securities when that determination was made.

We may not have access to capital in the future due to an economic downturn.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our access to funds under our $50 million unsecured Credit Agreement (“Credit Agreement”) is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Financial markets in the U.S. experienced extreme volatility during the latter part of 2008 and early 2009, which was characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. Longer term volatility and continued disruptions in the capital and credit markets could adversely affect our access to the liquidity needed for our operations in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Further economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our Credit Agreement, could have a material adverse effect on our results of operations and financial condition.

Our ability to recognize future tax benefits on realized and unrealized investment losses is limited.

At December 31, 2009, we had gross deferred tax assets of $6.4 million related to investment securities. This gross deferred tax asset has been reduced by a valuation allowance on unrealized losses, primarily impairments on investments of $0.8 million. Future realization of the remaining deferred tax asset, as well as the ability to record tax benefits on future realized and unrealized capital losses, will depend on management’s assessment of available tax planning strategies such as realizing any appreciation in certain investment assets. If management believes realization of a deferred tax asset is not likely, an additional valuation allowance would be established by increasing income tax expense, or in the case of additional future unrealized losses, reducing accumulated other comprehensive income.

If we expand our operations too rapidly and do not manage that expansion effectively, our financial performance and stock price could be adversely affected.

We intend to grow by developing new products, expanding into new product lines and expanding our insurance distribution network. Continued growth could impose significant demands on our management, including the need to identify, recruit, maintain and integrate additional employees. Our historical growth rates may not accurately reflect our future growth rates or our growth potential. We may experience higher than anticipated indemnity losses arising from new and expanded insurance products. In addition, our systems, procedures and internal controls may not be adequate to support our operations as they expand.

In addition to these organic growth strategies, we regularly explore opportunities to acquire other companies or selected books of business. Upon the announcement of an acquisition, our stock price may fall depending on the size of the acquisition, the purchase price and the potential dilution to existing shareholders. It is also possible that an acquisition could dilute earnings per share.

If we grow through acquisitions, we could have difficulty in integrating an acquired company, which may cause us not to realize expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits from the acquisition. The integration could result in the loss of key employees, disruption of our business or the business of the acquired company, or otherwise harm our ability to retain customers and employees or achieve the anticipated benefits of the acquisition. Time and resources spent on integration may also impair our ability to grow our existing businesses. Also, the negative effect of any financial commitments required by regulatory authorities or rating agencies in acquisitions or business combinations may be greater than expected.

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

Approximately 75.2% of our gross premiums written for the year ended December 31, 2009 and 77.2% for the year ended December 31, 2008 were generated from transportation insurance policies, including captive programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have and could continue to negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, such as rainstorms, snowstorms, hail and ice storms, floods, hurricanes, tornadoes, earthquakes and tsunamis, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact our profitability.

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

We have continued to develop alternative risk transfer programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 55.9% of our gross premiums written for the year ended December 31, 2009 and 54.3% of our gross written premiums for the same period in 2008. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire captive program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 32.5% of our gross premiums written during the year ended December 31, 2009 and our top two independent agents/brokers accounted for an aggregate of 12.0% of our gross premiums written during the year ended December 31, 2009. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

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

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. The last financial examination of our domestic insurance subsidiaries was completed by the

Ohio Department of Insurance in 2006 for the period ending December 31, 2005, which the Ohio Department of Insurance coordinated with the Departments of Insurance from Pennsylvania and Hawaii. No significant issues surfaced. In addition to financial examinations, we may be subject to market conduct examinations of our claims and underwriting practices. We are currently in various stages of market conduct examinations by the Departments of Insurance from California and Delaware. During 2009, we concluded a market conduct examination of our underwriting practices by the North Carolina Department of Insurance and in January of 2010, we concluded an examination of our claims handling practices by the Nevada Department of Insurance. Additionally, during 2009, we received notice that the Missouri Department of Insurance intends to conduct a market conduct examination. The findings of the North Carolina and Nevada insurance departments did not result in fines or penalties against us, but any adverse findings by other insurance departments could result in significant fines and penalties, negatively affecting our profitability.

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

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Various scientists, environmentalists, international organization, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change.

We cannot predict the impact that changing climate conditions, if any, will have on us or our customers. However, it is possible that the legal, regulatory and social responses to climate change could have a negative effect on our results of operations or our financial condition.

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

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 20.2% and

21.6%, respectively, of our gross premiums written for the years ended December 31, 2009 and 2008. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and continue to increase our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2009, we had a total of $140.2 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

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

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. Although historically we had not entered into employment agreements with our executive management, in 2007 we entered into multi-year employment agreements with both our chairman, Mr. Spachman, and our president and chief executive officer, Mr. Michelson. Mr. Michelson is also party to an employee retention agreement with us. The employment agreements represented an important step in our succession planning process that began in 2005 and were designed to provide stability to our organization during that critical time. Since our formation in 1989, we had been highly dependent on Mr. Spachman, our founder and chairman. Mr. Spachman transitioned out of his role as chief executive officer during 2007, and worked with Mr. Michelson, other members of senior management and our Board of Directors (“The Board”) to ensure an orderly transition of leadership over the last two years. Mr. Spachman’s employment agreement terminated on December 31, 2009, but he remains our Chairman of the Board. A failure of Mr. Michelson’s employment and employee retention agreements to achieve their desired result, our loss of other senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

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

As of December 31, 2009, American Financial Group, Inc., through its wholly-owned subsidiary Great American, owns 52.6% of our outstanding common shares. The interests of American Financial Group, Inc. may differ from the interests of our other shareholders. American Financial Group, Inc.’s representatives hold four out of nine seats of the Board. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

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

Our Amended and Restated Articles of Incorporation and Code of Regulations, the corporate laws of Ohio and the insurance laws of various states contain provisions that could impede an attempt to replace or remove our management or Directors or prevent the sale of our Company that shareholders might consider to be in their best interests. These provisions include, among others:

•	a classified Board of Directors consisting of nine Directors divided into two classes;

•	the inability of our shareholders to remove a Director from the Board without “cause;”

•	requiring a vote of holders of 50% of the common shares to call a special meeting of the shareholders;

•	requiring a two-thirds vote to amend the shareholder protection provisions of our Code of Regulations and to amend the Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of our shares represented at a special meeting of shareholders;

•	excluding the voting power of interested shares to approve a “control share acquisition” under Ohio law; and

•	prohibiting a merger, consolidation, combination or majority share acquisition between us and an interested shareholder or an affiliate of an interested shareholder for a period of three years from the date on which the shareholder first became an interested shareholder, unless previously approved by our Board.

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

In 2006, we registered all of the common shares owned by Great American and Mr. Spachman, our chairman, pursuant to a registration statement on Form S-3. The original registration statement became effective in 2006 and was set to expire in April 2009. On March 31, 2009, we filed a new registration statement on Form S-3 to maintain the registration of these shares. As of December 31, 2009, Great American and Mr. Spachman own 10,200,000 and 1,894,000, respectively, of our issued and outstanding shares. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. This factor could result in price volatility and serve to depress the liquidity and market prices of our common shares.

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

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act relating to internal controls over financial reporting. We have committed, and will continue to expend, a significant amount of resources to monitor and address any internal control issues, which may occur in our business. Any failure to do so could adversely impact our operating results.

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2	Properties

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 142,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Honolulu, Hawaii; Mechanicsburg, Pennsylvania; and St. Thomas in the United States Virgin Islands. These leases account for approximately 15,300 square feet of office space. These leases expire within forty-three months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $25,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

Our insurance companies also have lawsuits pending in which the plaintiff seeks extra-contractual damages from us in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages, generally mirror similar lawsuits filed against other carriers in the industry. Although we are vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. We have established loss and LAE reserves for lawsuits as to which we have determined that a loss is both probable and estimable. In addition to these case reserves, we also establish reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, we believe that our reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on our financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by us for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on our financial condition, cash flows and results of operations.

On August 3, 2007, we were informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Superior Court”), had issued, on August 2, 2007, a special verdict adverse to our interests in a pending lawsuit against one of our insurance companies. The Superior Court entered a formal judgment on October 25, 2007 and we received notice of that formal judgment on November 5, 2007. This matter, which approximated a net exposure of $7.2 million, was vigorously pursued on appeal and on December 30, 2009, California’s Second Appellate District, Division Eight, reversed the Superior Court’s judgment and remanded the case to that lower court with instructions to enter judgment in our favor. This matter was resolved in a manner that did not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4	[Reserved]

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Please refer to “Forward-Looking Statements” following the Index in front of this Form 10-K.

Market Information

Our common shares are listed and traded on the Nasdaq Global Select Market under the symbol NATL. The information presented in the table below represents the high and low sales prices per share reported on the NASDAQ for the periods indicated.

	2009		2008
	High	Low	High	Low

First Quarter	$19.89	$12.95	$33.24	$21.00
Second Quarter	18.19	13.03	25.59	18.26
Third Quarter	21.20	14.51	24.98	16.13
Fourth Quarter	21.72	16.06	23.90	13.57

There were approximately 51 shareholders of record of our common shares at March 1, 2010.

Dividend Policy

The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.08 per share for 2010. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.07 and $0.06 per common share in 2009 and 2008, respectively.

The declaration and payment of dividends remains subject to the discretion of the Board, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our unsecured Credit Agreement, our failure to make payment obligations with respect to such agreement or our election to defer interest payments on the agreement.

We are a holding company without significant operations of our own. Our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2009) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Number of Securities
Available for
Future Issuance
	Number of Securities		Under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Equity Compensation Plans	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Approved by shareholders	647,050	$18.08	825,139
Not approved by shareholders	none	N/A	none

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares since the initial public offering measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative total returns compared to those of the Center for Research in Security Prices (“CSRP”) Total Return Index for NASDAQ and the CSRP Total Return Index for NASDAQ Insurance Stocks from the date of our initial public offering January 28, 2005 ($13.50) through December 31, 2009 ($16.96.)

Cumulative Total Return as of December 31, 2009
(Assumes a $100 investment at the close of trading on January 27, 2005)

Company/ Index	1/28/05	6/30/05	12/31/05	6/30/06	12/31/06	6/30/07	12/31/07	6/30/08	12/31/08	6/30/09	12/31/09

NATL Common Stock	$100	$147	$142	$202	$182	$196	$249	$139	$136	$117	$132
Nasdaq Insurance Stocks	100	108	117	121	132	138	132	113	123	105	128
Nasdaq Index	100	101	109	107	119	128	129	112	62	72	90

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Operating Data:
Gross premiums written(1)	$344,877	$380,296	$346,006	$305,504	$270,036

Net premiums written(2)	$275,046	$298,081	$272,142	$241,916	$211,106

Premiums earned	$279,079	$290,741	$257,561	$217,319	$194,397
Net investment income	19,324	22,501	22,141	17,579	12,527
Net realized gains (losses) on investments	2,561	(22,394)	(653)	1,193	278
Other income	3,488	2,868	4,137	2,387	1,974

Total revenues	304,452	293,716	283,186	238,478	209,176
Losses and loss adjustment expenses	169,755	188,131	149,501	129,491	117,449
Commissions and other underwriting expense	57,245	62,130	50,922	42,671	35,741
Other operating and general expenses	13,076	12,605	12,140	9,472	8,436
Expense on amounts withheld(3)	3,535	4,299	3,708	2,147	992
Interest expense	717	833	1,550	1,522	1,421

Total expenses	244,328	267,998	217,821	185,303	164,039

Income before income taxes	60,124	25,718	65,365	53,175	45,137
Provision for income taxes	13,675	15,058	21,763	17,475	14,857

Net income	$46,449	$10,660	$43,602	$35,700	$30,280

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	60.8%	64.7%	58.0%	59.6%	60.4%
Underwriting expense ratio(5)	24.0%	24.7%	22.9%	22.9%	21.7%

Combined ratio(6)	84.8%	89.4%	80.9%	82.5%	82.1%

Return on equity(7)	19.1%	5.0%	22.6%	22.8%	28.5%
Per Share Data:
Earnings per common share, basic	$2.41	$0.55	$2.27	$1.87	$1.62
Earnings per common share, assuming dilution	2.40	0.55	2.25	1.85	1.60
Book value per common share, basic (at year end)(8)	$14.06	$11.20	$11.08	$9.07	$7.32
Weighted average number of common shares outstanding, basic	19,301	19,285	19,193	19,136	18,737
Weighted average number of common shares outstanding, diluted	19,366	19,366	19,348	19,302	18,975
Common shares outstanding (at year end)	19,302	19,295	19,312	19,159	19,055
Cash dividends per common share	$0.28	$0.24	$0.20	$0.16	$0.08

	At December 31,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and investments	$614,974	$563,714	$492,916	$406,454	$320,220
Securities lending collateral	—	84,670	139,305	158,928	—
Reinsurance recoverables	149,949	150,791	98,091	90,070	77,834
Total assets	955,753	990,812	898,634	806,248	523,003
Unpaid losses and loss adjustment expenses	417,260	400,001	302,088	265,966	223,207
Long-term debt	15,000	15,000	15,464	15,464	16,297
Total shareholders’ equity	271,317	216,074	212,806	173,763	139,533

	At and for the Year Ended December 31,
	2009	2008	2007	2006	2005

Selected Statutory Data(9):
Policyholder surplus(10)	$238,390	$190,134	$182,302	$148,266	$122,825
Combined ratio(11)	85.8%	89.0%	78.3%	82.4%	77.1%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)	Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2009 and 2008 total unrestricted common shares were 19,302,000 and 19,295,000, respectively. There were no unvested restricted shares prior to 2007.

(9)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, NIIC-HI and TCC.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by us and our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer programs (55.9% of 2009 gross premiums written), property and casualty insurance for transportation companies (19.3%), specialty personal lines, primarily recreational vehicle and commercial vehicle coverage (17.8%) and transportation and general commercial insurance in Hawaii and Alaska (5.5%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

We write commercial insurance for various sizes of transportation fleets. Because of the amount of smaller fleets nationwide, we have more opportunities to write smaller risks than larger ones. When general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for us. During periods of economic downturn, smaller risks are more prone to failure due to a decrease in leisure travel and consolidation in the industry. An increase in the number of larger risks results in more prospective captive insurance customers. We typically do not believe that smaller fleets that generate annual premiums of less than $100,000 are large enough to retain the risks associated with participation in one of the captive programs we currently offer.

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

Industry and Trends

The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry experienced a continued soft market in 2009, resulting in an anticipated industry wide decrease in premiums written for the third consecutive year, which would mark the first time in A.M. Best’s recorded history that this has occurred. Despite the decline in premiums written, the industry’s underwriting results benefited from a quiet 2009 hurricane season and significant favorable development on prior-year loss reserves according to available industry data compiled by A.M Best through the first nine months of 2009. The industry faces several unfavorable trends in the coming year such as, but not limited to, prolonged recession-driven pricing instability, uncertainty in the federal and state regulatory environments and expense control.

Despite relatively flat pricing since 2004, improved risk selection and an overall improvement in the risk quality of our book of business have contributed to us attaining combined ratios better than our corporate objective of 96.0% or lower. Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. Though our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 83.9%. We believe the following factors contribute to our performance which is consistently above industry standards:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve and insure them directly or through our captive programs.

•	Our stable operating expenses which have historically been at or below the revenue growth rate.

During 2009, like most of the P/C insurance industry, we benefited from stabilization in the investment markets as we recorded net realized gains from investments, which included write-downs required by the other-than-temporary impairment accounting guidelines. We have historically maintained a high quality investment portfolio, focusing primarily on investment grade fixed income investments. Our 2009 purchases have been concentrated in U.S. Government and government agencies, state and local government obligations (“muni bonds”), agency backed collateralized mortgage obligations and corporate obligations. Although we cannot provide any assurances, at December 31, 2009, with over 90% of our investment portfolio comprised of investment grade fixed income, investment grade preferred stock and cash and cash equivalents, we believe we remain properly positioned as we head into 2010.

As noted above, the P/C insurance industry experienced few significant weather-related losses in 2009. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.

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

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them throughout 2009, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

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

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies have decreased slightly in 2009 compared to 2008.

There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our alternative risk transfer (captive) insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most captive programs, all members of the group share a common renewal date.

These common renewal dates are scheduled throughout the calendar year. Any new captive program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the captive program it has joined. Historically, most of our group captives had common renewal dates in the first six months of the year, but with the growth from new captive programs, we are now experiencing renewal dates throughout the calendar year. The alternative risk transfer component of our business grew to 55.9% of total gross premiums written during 2009 as compared to 54.3% in 2008.

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

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2009, our investment portfolio was positioned to benefit from stabilization in the investment markets. In 2009, we recorded a $2.6 million pre-tax net realized gain on investments as compared to the $22.4 million pre-tax net realized loss recorded in 2008. Included in the 2008 pre-tax net realized losses are impairment adjustments of $20.2 million.

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

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our alternative risk programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in the “Net investment income” line on our Consolidated Statements of Income.

Results of Operations

Overview

Our December 31, 2009, 2008 and 2007 net earnings from operations, net realized gains (losses) from investments and net income are as follows:

	Year Ended December 31,
	2009		2008		2007
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)

Net income from operations	$38,050	$1.96	$32,761	$1.69	$44,027	$2.27
Change in valuation allowance related to net capital losses	6,735	0.35	(7,545)	(0.39)	—	—
After-tax net realized gains (losses) from investments	1,664	0.09	(14,556)	(0.75)	(425)	(0.02)

Net income	$46,449	$2.40	$10,660	$0.55	$43,602	$2.25

Our net earnings from operations for 2009 were $38.1 million ($1.96 per share diluted) compared to $32.8 million ($1.69 per share diluted) in 2008, primarily driven by a lower loss and LAE ratio of 60.8%, as compared to 64.7% in 2008. During 2008, we experienced an unusual number of large claims, whereas in 2009, we experienced more favorable large claims activity levels. This improvement in our underwriting results is largely attributable to the risk selection and pricing adequacy initiatives that began during the third quarter of 2008 and continued into 2009. In addition to lower losses, we also maintained a relatively constant expense ratio of 24.0% for the year ended December 31, 2009 as compared to 24.7% for the year ended December 31, 2008.

In 2008, we established a valuation allowance on deferred tax assets related to net realized losses, primarily impairment charges, which increased income tax expense by $7.5 million. In 2009, income tax expense was positively impacted by a $6.7 million reduction in the deferred tax valuation allowance due to both available tax strategies and the future realizability of previously impaired securities.

We had after-tax net realized gains from investments of $1.7 million ($0.09 per share diluted) in 2009 compared to after-tax net realized losses from investments of $14.6 million ($0.75 per share diluted) in 2008. Included in the 2009 after-tax net realized gains are $2.7 million in net realized gains or losses associated with an equity partnership investment and $2.6 million related to sales of securities. Also included in the after-tax net realized gains are other-than-temporary impairment adjustments of $2.5 million and $13.1 million for the years ended December 31, 2009 and December 31, 2008, respectively.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$192,953	55.9%	$206,342	54.3%	$167,717	48.5%
Transportation	66,537	19.3%	87,246	22.9%	90,984	26.3%
Specialty Personal Lines	61,523	17.8%	59,065	15.5%	55,169	15.9%
Hawaii and Alaska	18,576	5.5%	22,489	5.9%	25,126	7.3%
Other	5,288	1.5%	5,154	1.4%	7,010	2.0%

Gross premiums written	$344,877	100.0%	$380,296	100.0%	$346,006	100.0%

Gross premiums written includes both direct premium and assumed premium. During 2009, our gross premiums written decreased $35.4 million, or 9.3%, compared to 2008. This decrease is primarily attributable to our transportation, alternative risk transfer and Hawaii and Alaska components, which decreased by $20.7 million, $13.4 million and $3.9 million, respectively. The decrease in gross premiums written in these components is due to several factors, including the impact that the current economic environment has had on our commercial customers, particularly through reductions in vehicle counts and mileage-based exposures, the effects of risk selection and pricing adequacy initiatives specific to a few of our products that we put in place in 2008 and the first half of 2009 and the continued overly aggressive pricing from competition in the insurance marketplace. In spite of the obstacles posed by the current economic environment, we have renewed nearly 100% of our captive members at the common renewal dates, maintained our disciplined underwriting approach and have continued to generate new business leads and add new programs and accounts to our existing book of business. This was demonstrated in our alternative risk transfer component, where we added seven new captive programs during 2009, contributing approximately $25.3 million in gross premiums written.

The captive programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to companies with similar risk profiles and to specified classes of business of our agent partners.

As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the years ended December 31, 2009, 2008 and 2007, we recorded return of premium of $4.5 million, $5.7 million and $1.9 million, respectively.

Our specialty personal lines component increased $2.5 million, or 4.2%, in 2009 compared to 2008, primarily due to additional policies in force in our commercial vehicle product from expanded marketing initiatives and product enhancements. The growth in our commercial vehicle product was offset by a decrease in our recreational vehicle product, as the economic downturn has created a decline in the demand for recreational vehicles.

Premiums Earned

2009 compared to 2008.  The following table shows premiums earned for the years ended December 31, 2009 and 2008 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2009	2008	Amount	Percent
		(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$141,525	$137,298	$4,227	3.1%
Transportation	60,344	75,495	(15,151)	(20.1%)
Specialty Personal Lines	56,385	54,862	1,523	2.8%
Hawaii and Alaska	15,272	17,591	(2,319)	(13.2%)
Other	5,553	5,495	58	1.1%

Total premiums earned	$279,079	$290,741	$(11,662)	(4.0%)

Our premiums earned decreased $11.6 million, or 4.0%, to $279.1 million during the year ended December 31, 2009 compared to $290.7 million for the year ended December 31, 2008. This decrease is primarily attributable to the transportation and Hawaii and Alaska components, which decreased 20.1% and 13.2%, respectively, during 2009 compared to the same period in 2008, due to reductions in gross premiums written in these components during 2009. These reductions related to the effect that the current economic environment has had on our customers and the effects of risk selection and pricing adequacy initiatives undertaken in 2008. Partially offsetting these decreases were increases in our alternative risk transfer and specialty personal lines components. Our alternative risk transfer component increased 3.1% in 2009 compared to 2008, mainly due to new captive programs introduced throughout 2009. Our specialty personal lines component increased 2.8% during 2009 compared to the same period in 2008, due to continued gross premiums written growth in our commercial vehicle product.

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

Our premiums earned increased $33.2 million, or 12.9%, to $290.7 million during the year ended December 31, 2008 compared to $257.5 million for the year ended December 31, 2007. Our alternative risk transfer component increased 28.0% during 2008 compared to the same period in 2007, primarily due to expanded insurance offerings in one of our larger captives, new participants in existing captive programs and the addition of new truck captive programs in 2008. Our specialty personal lines component increased 5.8% in 2008 compared to 2007, due to growth in our commercial vehicle product. The transportation component remained relatively constant in 2008 compared to 2007, as we experienced a slight decline in renewal rate increases due to the soft market. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $1.2 million, or 17.6%, to $5.5 million in 2008.

Underwriting and Loss Ratio Analysis

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. From 2000 through 2006, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. In 2009, 2008 and 2007, we experienced a slight decline in rate levels on renewal business due to the continued softening market.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Gross premiums written	$344,877	$380,296	$346,006
Ceded reinsurance	(69,831)	(82,215)	(73,864)

Net premiums written	275,046	298,081	272,142
Change in unearned premiums, net of ceded	4,033	(7,340)	(14,581)

Net premiums earned	$279,079	$290,741	$257,561

Combined Ratios:
Loss and LAE ratio(1)	60.8%	64.7%	58.0%
Underwriting expense ratio(2)	24.0%	24.7%	22.9%

Combined ratio	84.8%	89.4%	80.9%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2009 compared to 2008.  Losses and LAE decreased $18.4 million, or 9.8%, for 2009 compared to 2008. The loss and LAE ratio for the year ended December 31, 2009 was 60.8% compared to 64.7% for the year ended December 31, 2008. The decrease in the loss and LAE ratio in 2009 of 3.9 percentage points is primarily due to the greater loss severity experienced in 2008, partially offset by higher claims frequency in 2009. During the first three quarters of 2008, we experienced an unusual number of severe claims, primarily concentrated in our charter passenger transportation products. These claims contributed approximately 5.8 percentage points to the loss and LAE ratio during 2008, whereas we experienced significantly lower large claim activity throughout 2009, which reduced our loss and LAE ratio by 1.4 percentage points. The large claims levels experienced during 2009 are not considered to be unusual and are in line with our historical results. We attribute this improvement to the review of our underwriting standards that we began in the third quarter of 2008 and continued into 2009, as well as other risk selection and pricing adequacy initiatives and lower vehicle usage by our customers in 2009. Partially offsetting the decrease in severity was an increase in claim frequency related to higher vehicle usage particularly within our specialty personal lines component, primarily commercial vehicle, during 2009.

For the years ended December 31, 2009 and 2008, we had favorable development from prior years’ loss reserves of $1.3 million and $0.9 million, respectively. The favorable development for both years was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This development represents only 0.5% and 0.4% for 2009 and 2008, respectively, of the prior year reserves.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio was 24.0% and 24.7% for the years ended December 31, 2009 and 2008, respectively. The 0.7 percentage point decrease to our 2009 expense ratio is primarily due to a change in our overall mix of business, as many of the new captive programs written in 2009 have lower commission rates compared to the programs where we had high premium growth in 2008.

2008 compared to 2007.  Losses and LAE increased $38.6 million, or 25.8%, for 2008 compared to 2007. The loss and LAE ratio for the year ended December 31, 2008 was 64.7% compared to 58.0% for the year ended December 31, 2007. The increase in the loss and LAE ratio in 2008 of 6.7 percentage points is primarily due to an increase in large loss severity in our charter passenger transportation products that we experienced during the first three quarters of 2008. These large losses contributed approximately 5.8 percentage points to our 2008 loss and LAE ratio. During the third quarter of 2008, we began the process of reviewing most of our large fleet charter transportation book and our entire in-force small fleet book of charter transportation business to ensure that our high underwriting standards were in place and identified specific accounts that required action. We also implemented other initiatives, centered on risk selection and pricing adequacy relative to the entire charter transportation product.

For the years ended December 31, 2008 and 2007, we had favorable development from prior years’ loss reserves of $0.9 million and $5.7 million, respectively. The favorable development for both years was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This development represents 0.4% and 3.1% for 2008 and 2007, respectively, of the prior year reserves. The increase in the loss and LAE ratio from 2007 to 2008 also reflects the impact of modestly lower renewal rates that we experienced from the softening market.

The underwriting expense ratio was 24.7% and 22.9% for the years ended December 31, 2008 and 2007, respectively. The 1.8 percentage point increase to our 2008 expense ratio is primarily due to a change in our overall mix of business, including high premium growth in products that tend to have higher commission rates.

Net Investment Income

2009 compared to 2008.  Net investment income decreased $3.2 million, or 14.1%, to $19.3 million in 2009 compared to 2008, reflecting lower yields on our cash, short-term and fixed income portfolios due to a prolonged low interest rate environment and a focus on high quality investments during the financial crisis, as well as a high allocation to tax exempt state and local government investments. The decrease in yields, which we initially experienced in 2008, continued in 2009 and remained at lower levels, offsetting the portfolio growth that occurred during the year.

2008 compared to 2007.  Net investment income remained relatively constant at $22.5 million for 2008 compared to $22.1 million in 2007, reflecting portfolio growth that was offset by lower yields. Yields declined throughout 2008 for most investment categories in which we are active.

Net Realized Gains (Losses) on Investments

2009 compared to 2008.  In 2009, we had pre-tax net realized gains of $2.6 million compared to pre-tax net realized losses of $22.4 million for 2008. The pre-tax net realized gains for the year ended December 31, 2009 were primarily generated from net realized gains associated with an equity partnership investment of $4.2 million and realized gains associated with the sales of securities of $4.0 million. Offsetting these gains were other-than-temporary impairment charges recognized in earnings of $3.9 million and realized losses of $1.7 million on disposals, including a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding. The two largest components of the $3.9 million impairment charge were $1.8 million on three corporate notes and credit only impairments of $1.9 million related to four mortgage-backed securities. In 2008, turmoil in the investment markets resulted in market declines in our portfolio, particularly in our financial and real estate related holdings. This had an adverse impact on our investment portfolio in 2008, as we recognized other-than-temporary impairment charges on investments of $20.2 million for the year ended December 31, 2008. The two largest components of the $20.2 million impairment charge were write-offs of $7.0 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $8.7 million related to exchange traded funds.

2008 compared to 2007.  In 2008, we had pre-tax net realized losses of $22.4 million compared to $0.7 million for 2007. The turmoil in investment markets caused market declines in our investment portfolio during 2008, as we recognized other-than-temporary impairment charges on investments of $20.2 million. We recorded $1.0 million of impairment adjustments during 2007.

Other Income

2009 compared to 2008.  Other income increased $0.6 million, or 21.6%, to $3.5 million for 2009 compared to $2.9 million in 2008. This increase is primarily attributable to growth in the policy-based fee income generated by our personal lines component throughout 2009.

2008 compared to 2007.  Other income decreased $1.2 million, or 30.7%, to $2.9 million for 2008 compared to $4.1 million in 2007. This decrease is primarily attributable to a decline in rental income directly resulting from a lease termination agreement executed with a former tenant in the third quarter of 2007.

Commissions and Other Underwriting Expenses

2009 compared to 2008.  Commissions and other underwriting expenses for the year ended December 31, 2009 decreased $4.9 million, or 7.9%, to $57.2 million from $62.1 million in the comparable period in 2008. The decrease relates to a decline in net commission expense due to a change in our overall mix of business. Our various products have different commission rates; therefore, commission expense can vary based on the product mix written during the period. Additionally, our 2008 commissions and other underwriting expenses included an approximate $1.3 million charge for a one-time state guaranty fund.

2008 compared to 2007.  Commissions and other underwriting expenses for the year ended December 31, 2008 increased $11.2 million, or 22.0%, to $62.1 million from $50.9 million in the comparable period in 2007. The increases relate to an increase in net commission expense due to growth and a change in our business mix as well as a decrease in ceding commission. Our various products have different commission rates; therefore, commission expense can vary based on the product mix written during the period. During 2008, our premium growth was typically in products with higher commission rates. In addition to a change in our overall mix of business, we recorded an approximate $1.3 million charge for a one-time state guarantee fund in the third quarter of 2008, which was also a contributing factor to the increase in our commissions and other underwriting expenses.

Other Operating and General Expenses

2009 compared to 2008.  Other operating and general expenses increased $0.5 million, or 3.7%, to $13.1 million during the year ended December 31, 2009 compared to $12.6 million for the same period in 2008. The increase was primarily due to an increase in our employee wages over prior year.

2008 compared to 2007.  Other operating and general expenses increased $0.5 million, or 3.8%, to $12.6 million during the year ended December 31, 2008 compared to $12.1 million for the same period in 2007. This increase was primarily due to an increase in employee headcount that increased our employee wages over prior year.

Expense on Amounts Withheld

2009 compared to 2008.  We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2009, the expense on amounts withheld decreased $0.8 million over the same period in 2008. The decrease is primarily attributable to lower interest rate yields experienced during 2009 compared to 2008.

2008 compared to 2007.  For the year ended December 31, 2008, the expense on amounts withheld increased $0.6 million over the same period in 2007. The increase is directly attributable to the growth in our alternative risk transfer component.

Income Taxes

2009 compared to 2008.  The 2009 effective tax rate was 22.7%, decreasing 35.9% from a rate of 58.6% in 2008. The decrease in our 2009 effective tax rate was favorably impacted by a decrease in our valuation allowance related to net realized losses. In 2008, the provision for income taxes was negatively impacted by the recording of a $7.5 million valuation allowance related to our realized losses, primarily impairment charges, which increased the 2008 effective tax rate by 29.3 percentage points. In 2009, income tax expense was positively impacted by a $6.7 million reduction in the deferred tax valuation allowance due to both available tax strategies and the future realizability of previously impaired securities, thereby decreasing our effective tax rate by 11.2 percentage points.

2008 compared to 2007.  The 2008 effective tax rate was 58.6%, increasing 25.3% from a rate of 33.3% in 2007. The change in the effective tax rate was primarily due to a valuation allowance of $7.5 million that was recorded on our realized losses, primarily impairment charges which increased the 2008 effective tax rate 29.3 percentage points.

At December 31, 2008, we had gross deferred tax assets of $13.6 million related to investment securities. This gross deferred tax asset was reduced by a valuation allowance related to unrealized losses on equity investments of $0.1 million and a valuation allowance related to realized losses on investments of $7.5 million.

Financial Condition

Investments and Securities Lending Collateral

During the second quarter of 2009, we terminated our securities lending program and transferred fixed maturities with a fair market value of $35.8 million, primarily residential mortgage-backed securities and corporate obligations, into our fixed maturities portfolio.

At December 31, 2009, our investment portfolio contained $566.9 million in fixed maturity securities and $28.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2009, we had pretax net unrealized gains of $1.1 million on fixed maturities and $2.5 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

Fixed maturity investments are focused on securities with short and intermediate-term maturities. At December 31, 2009, the weighted average maturity of our fixed maturity investments was approximately 4.8 years. At December 31, 2009, 94.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities at December 31, 2009 were $116.7 million of residential mortgage-backed securities (“MBS”). We do not have a significant exposure to the subprime lending sector as 93.1% of our residential MBS are backed by US government agencies. MBS are subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities at December 31, 2009 were $155.0 million of state and local government obligations (“muni bonds”). Approximately 93.0% of our muni bonds are rated “A−” or better giving no effect to credit enhancement.

Summary information for securities with unrealized gains or losses at December 31, 2009 is shown in the following table. Approximately $0.2 million of fixed maturities and $13.5 million of equity securities had no unrealized gains or losses at December 31, 2009.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$368,831	$197,850
Amortized cost of securities	357,881	207,652
Gross unrealized gain or (loss)	$10,950	$(9,802)
Fair value as a % of amortized cost	103.1%	95.3%
Number of security positions held	369	168
Number individually exceeding $50,000 gain or (loss)	75	30
Concentration of gains or losses by type or industry:
US Government and government agencies	$1,736	$(349)
State, municipalities and political subdivisions	5,436	(1,612)
Residential mortgage-backed securities	2,224	(4,478)
Commercial mortgage-backed securities	—	(547)
Banks, insurance and brokers	891	(2,429)
Industrial and other	663	(387)
Percentage rated investment grade(1)	97.3%	89.7%
Equity Securities:
Fair value of securities	$15,037	$94
Cost of securities	12,558	103
Gross unrealized gain or (loss)	$2,479	$(9)
Fair value as a % of cost	119.7%	91.3%
Number individually exceeding $50,000 gain or (loss)	7	—

(1)	Investment grade of AAA to BBB- by Standard & Poor’s Corporation.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2009, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	5.3%	5.0%
After one year through five years	39.4%	32.2%
After five years through ten years	29.7%	28.5%
After ten years	5.8%	10.2%

	80.2%	75.9%
Mortgage-backed securities	19.8%	24.1%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2009
	Aggregate	Aggregate	Fair Value
	Fair	Unrealized	as % of
	Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (56 issues)	$84,043	$4,375	105.5%
More than one year (19 issues)	25,108	1,627	106.9%
Less than $50,000 (294 issues)	259,680	4,948	101.9%

	$368,831	$10,950

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (3 issues)	$9,749	$(316)	96.9%
More than one year (27 issues)	30,016	(8,373)	78.2%
Less than $50,000 (138 issues)	158,085	(1,113)	99.3%

	$197,850	$(9,802)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (7 issues)	$13,130	$2,283	121.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (18 issues)	1,907	196	111.5%

	$15,037	$2,479

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (1 issue)	94	(9)	91.3%

	$94	$(9)

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

Net realized gains (losses) on securities sold and charges for “other-than-temporary” impairment on securities held were as follows:

	Net Realized		Net Realized
	Gains (Losses)	Charges for	Gains (Losses)
	on Sales	Impairment	on Investments
	(Dollars in thousands)

Year ended:
2009	$6,449	$(3,888)	$2,561
2008	(2,230)	(20,164)	(22,394)
2007	321	(974)	(653)

Fair Value Measurements

Under fair value accounting, we must determine the appropriate level in the fair value hierarchy for each applicable measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair values for our investment portfolio are reviewed by company personnel using data from nationally recognized pricing services as well as non-binding broker quotes.

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

Effective April 1, 2009, we adopted revised accounting guidance on estimating the fair value of an asset or liability when there is no active market and on identifying transactions that are not orderly. This did not change the objective of fair value measurements. Adoption of this change in the accounting guidance did not have a material impact on our consolidated financial position or results of operations.

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $6.6 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which we believe reflects fair value, but are unable to verify inputs to the valuation methodology. We obtained one quote or price per instrument from its brokers and pricing services and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using information such as the market prices of similar investments.

Liquidity and Capital Resources

Capital Ratios.  The NAIC’s model law for RBC provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2009 and 2008, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

Sources of Funds.  The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums or an increase in claims paid or operating expenses, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments were $19.4 million at December 31, 2009, a $57.8 million decrease from December 31, 2008. For 2009, 2008 and 2007, we generated consolidated cash flow from operations of $51.3 million, $101.3 million and $93.2 million, respectively. The decrease of $50.0 million in cash flow from operations in 2009 from 2008 is primarily attributable to a large amount of claims payments made during 2009. Cash flow from operations increased $8.1 million in 2008 from 2007 due to an increase in our loss and LAE reserves stemming from an increase in large claim severity that we experienced during the first three quarters of 2008.

Net cash used in investing activities was $57.9 million, $63.3 million and $69.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. This $5.4 million decrease in cash used in investing activities in 2009, as compared to 2008, was primarily related to a $65.3 million increase in the proceeds from the sale of fixed maturity securities and an $11.2 million decrease in the purchase of fixed maturity investments in 2009, which were offset by a $68.6 million decrease in the proceeds from maturities and redemptions of investments. The decrease in both purchases and redemptions of fixed maturity investments in 2009, compared to the prior period was primarily due to a shift in asset allocation from callable U.S. government agency bonds into longer duration state and local government bonds, residential collateralized mortgage-backed securities and corporate obligations. The increase in proceeds from the sale of fixed maturity securities was the result of taking advantage of improving market conditions to realize gains on portions of our fixed maturity portfolio. The $5.8 million decrease in cash used in investing activities in 2008 compared to 2007 was primarily related to a $176.4 million increase in the proceeds from sales and maturities of investments and a decline of $42.1 million in the purchase of equity securities, which was partially offset by a $212.4 million increase in the purchase of fixed maturity investments in 2008. The increase in both purchases and redemptions of fixed maturities during 2008, compared to the prior period was directly influenced by market conditions. As interest rates declined throughout 2008, many of our high yielding U.S. government agency bonds were called and replaced with purchases of lower yielding agency bonds. Additionally, the decrease in the purchases of equity securities is directly related to the market turmoil experienced during 2008.

Net cash used in financing activities of $52.0 million, $3.9 million and $3.2 million, respectively, for the years ended December 31, 2009, 2008 and 2007. The $48.1 million increase in net cash used in financing activities was primarily driven by the termination of our securities lending program in June 2009. During 2009 and prior to the program’s termination, approximately $22.1 million of investments within our securities lending collateral matured and were used to pay down a corresponding amount of our securities lending obligation. Upon the program’s termination, cash on hand and securities lending collateral were used to pay off the remaining $73.7 million securities lending obligation. Securities lending collateral that had an original cost of $46.5 million at the termination date were retained by us and are included in our fixed maturities portfolio through a non-cash transaction. The increase in cash used from financing activities in 2008 from 2007 of $0.7 million is primarily attributable to a $0.8 million increase in dividends paid to shareholders.

We will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2009 is $33.1 million. Our insurance subsidiaries paid no dividends in 2009 or 2008.

Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. At December 31, 2009 there was $15 million drawn on this credit facility. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at December 31, 2009. Commitment fees on the average daily unused portion of the Credit Agreement also vary with our A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2009.

In 2008, we drew $15 million from its Credit Agreement to redeem in full its outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of December 31, 2009, the interest rate on this debt is equal to the six-month LIBOR (0.5% at November 27, 2009) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2009, we were in compliance with all financial covenants.

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

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2009:

	Payment Due by Period
		Within 1			More than
	Total	Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Gross unpaid losses and LAE(1)	$417,260	$170,404	$155,344	$59,066	$32,446
Long term debt obligations	15,000	—	15,000	—	—
Operating lease obligations	822	307	412	103	—

Total	$433,082	$170,711	$170,756	$59,169	$32,446

(1)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

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

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2009 and 2008, we had $417.3 million and $400.0 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2009 and 2008 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1% change would have on our 2009 net income is shown below:

Cumulative
Line of Business	Impact

Commercial Auto Liability	$2.0 million
Workers’ Compensation	$0.6 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2009, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $4.9 million.

5-yr. Average	Net Reserves	Effect on Net
Development (*)	December 31, 2009	Earnings

(1.8)%	$276.4 million	$4.9 million

(*)	Net of tax effect.

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

We recorded favorable development of $0.7 million in 2009 for this line of business as actual claim severity, driven by favorable negotiated settlements and jury awards, was lower than previously anticipated. We recorded unfavorable development of $1.3 million in 2008 as actual claim severity was significantly higher than previously anticipated and favorable development of $1.4 million in 2007 as actual claim severity was significantly lower than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

Workers’ Compensation.  In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation; and

•	timing of claims reporting.

A significant portion of our workers’ compensation business is written in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. However, recent judicial decisions are moderating the benefits of these reforms. We recorded unfavorable prior year loss development of $2.3 million in 2009. We recorded favorable prior year loss development of $0.5 million in 2008 and $3.0 million in 2007 due primarily to the impact of the legislation on medical claim costs being more favorable than previously anticipated.

Future costs depend on the implementation and interpretation of the reforms and judicial decisions throughout the workers’ compensation system over the next several years. Due to the long-tail nature of this business and the uncertainty surrounding recent judicial decisions, it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision.

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

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2009, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2009, we experienced favorable development of $1.3 million (0.5% of total net reserves) from claims incurred prior to 2008. In 2008, we experienced favorable development of $0.9 million (0.4% of total net reserves) from claims incurred prior to 2008. In 2007, we experienced favorable development of $5.7 million (3.1% of total net reserves) from claims incurred prior to 2007. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

	At December 31, 2009
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)

Commercial auto liability	$99,975	$142,699	$40,547	$283,221
Workers’ compensation	22,973	52,505	10,300	85,778
Auto physical damage	7,341	9,619	2,301	19,261
General liability	3,831	8,005	3,687	15,523
Inland marine	1,089	5,148	636	6,873
Private passenger	2,389	1,407	971	4,767
Commercial multiple peril	783	291	247	1,321
Other lines	76	376	64	516

	$138,457	$220,050	$58,753	$417,260

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

Other-Than-Temporary Impairment

Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

•	the length of time and the extent to which the market value has been below amortized cost;

•	whether the issuer is experiencing significant financial difficulties;

•	economic stability of an entire industry sector or subsection;

•	whether the issuer, series of issuers or industry has a catastrophic type of loss;

•	the extent to which the unrealized loss is credit-driven or a result of changes in market interest rates;

•	historical operating, balance sheet and cash flow data;

•	internally and externally generated financial models and forecasts;

•	our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value; and

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.

In April 2009, we adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 — “Investments.”

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2009, we recorded $7.0 million in total losses on securities with impairment charges, which consisted of $3.9 million in credit other-than-temporary impairments recognized in earnings and $3.1 million of non-credit impairments recognized in other comprehensive income. The other-than-temporary charges primarily consist of four residential mortgage-backed securities with total impairment charges of $5.0 million, consisting of $1.9 million in credit impairments recognized in earnings and $3.1 million in non-credit impairments. The impairment on these mortgage-backed securities was recorded as the full principal is not expected to be collected and these securities were written down to the present value of the expected cash flows. In addition, we recorded $1.8 million in other-than-temporary impairment on three corporate notes that had experienced credit issues that, in our estimation, made recovery of the cost of our investments unlikely. During the year ended December 31, 2008, we recorded $20.2 million in other-than-temporary impairments. Of the $20.2 million of other-than-temporary impairments taken during 2008, $7.0 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $8.7 million related to exchange traded funds. The other-than-temporary impairment charge on the exchange traded funds was based on the length of time and the extent to which the market value was below cost and the uncertainty in the equity markets related to any anticipated recovery period, which is unpredictable. The remaining other-than-temporary impairment charge of $4.5 million is related to investments that had experienced credit issues that in our estimation made recovery of the cost of our investments unlikely. We recorded a $1.0 million impairment for the year ended December 31, 2007. In all instances of calculating an other-than-temporary impairment loss we adjusted the cost or amortized cost of the investment down to its fair market value. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”

ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the potential economic loss arising from adverse changes in the fair value of financial instruments. Our exposures to market risk relate primarily to our investment portfolio, which is also exposed to interest rate risk and credit risk. We have not entered and do not plan to enter, into any derivative financial instruments for trading or speculative purposes.

During 2009, the financial markets began to stabilize from the significant disruptions and market declines that were experienced in 2008. As liquidity moved back into the financial markets, investors returned to more diversified credit holdings and the equity markets experienced a rally during the year from their March 2009 lows. As a result of these effects, we had a pre-tax unrealized gain of $1.1 million in our fixed maturities portfolio at December 31, 2009, which is inclusive of investments remaining from the securities lending program, which terminated in June 2009, compared to a pre-tax unrealized loss of $13.3 million at December 31, 2008. Our equity securities had a pre-tax unrealized gain of $2.5 million at December 31, 2009 compared to a pre-tax unrealized loss of $2.9 million at December 31, 2008.

The fair value of our fixed maturities portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturities portfolio is comprised of primarily fixed rate investments with primarily short-term and intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in a diverse allocation of fixed income securities to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.

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

	December 31, 2009		December 31, 2008
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$149,602	3.8%	$194,172	4.7%
2nd Subsequent calendar year	52,332	4.3%	64,532	5.0%
3rd Subsequent calendar year	48,983	4.4%	27,441	5.0%
4th Subsequent calendar year	49,124	4.4%	20,948	5.1%
5th Subsequent calendar year	77,296	4.2%	26,804	5.1%
Thereafter	183,325	4.3%	121,973	5.2%

Total	$560,662	4.2%	$455,870	4.9%

Fair value	$566,901		$459,237

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2009, approximately 4.8% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	55
Reports of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets:
December 31, 2009 and 2008	58
Consolidated Statements of Income:
Years ended December 31, 2009, 2008 and 2007	59
Consolidated Statements of Shareholders’ Equity:
Years ended December 31, 2009, 2008 and 2007	60
Consolidated Statements of Cash Flows:
Years ended December 31, 2009, 2008 and 2007	61
Notes to Consolidated Financial Statements	62

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited National Interstate Corporation and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk, that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of National Interstate Corporation and subsidiaries and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for recognizing other-than-temporary impairment charges for its debt securities in connection with the adoption of the revised Financial Accounting Standards Board’s other-than-temporary impairment model.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 8, 2010

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $565,753 and $462,562, respectively)	$566,901	$459,237
Equity securities available-for-sale, at fair value (cost — $26,203 and $30,143, respectively)	28,673	27,233
Short-term investments, at cost which approximates fair value	811	85

Total investments	596,385	486,555
Cash and cash equivalents	18,589	77,159
Securities lending collateral (cost — $0 and $94,655, respectively)	—	84,670
Accrued investment income	4,926	5,161
Premiums receivable, net of allowance for doubtful accounts of $963 and $587, respectively	98,679	95,610
Reinsurance recoverables on paid and unpaid losses	149,949	150,791
Prepaid reinsurance premiums	25,163	28,404
Deferred policy acquisition costs	17,833	19,245
Deferred federal income taxes	18,178	18,324
Property and equipment, net	21,747	20,406
Funds held by reinsurer	3,441	3,073
Prepaid expenses and other assets	863	1,414

Total assets	$955,753	$990,812

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$417,260	$400,001
Unearned premiums and service fees	149,509	156,598
Long-term debt	15,000	15,000
Amounts withheld or retained for account of others	51,359	48,357
Reinsurance balances payable	10,540	10,267
Securities lending obligation	—	95,828
Accounts payable and other liabilities	29,371	35,813
Commissions payable	8,164	9,274
Assessments and fees payable	3,233	3,600

Total liabilities	684,436	774,738
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,048 and 4,055 shares, respectively, in treasury	234	234
Additional paid-in capital	49,264	48,004
Retained earnings	225,195	184,187
Accumulated other comprehensive income (loss)	2,353	(10,613)
Treasury shares	(5,729)	(5,738)

Total shareholders’ equity	271,317	216,074

Total liabilities and shareholders’ equity	$955,753	$990,812

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Premiums earned	$279,079	$290,741	$257,561
Net investment income	19,324	22,501	22,141
Net realized gains (losses) on investments(*)	2,561	(22,394)	(653)
Other	3,488	2,868	4,137

Total revenues	304,452	293,716	283,186
Expenses:
Losses and loss adjustment expenses	169,755	188,131	149,501
Commissions and other underwriting expenses	57,245	62,130	50,922
Other operating and general expenses	13,076	12,605	12,140
Expense on amounts withheld	3,535	4,299	3,708
Interest expense	717	833	1,550

Total expenses	244,328	267,998	217,821

Income before income taxes	60,124	25,718	65,365
Provision for income taxes	13,675	15,058	21,763

Net income	$46,449	$10,660	$43,602

Net income per common share — basic	$2.41	$0.55	$2.27

Net income per common share — diluted	$2.40	$0.55	$2.25

Weighted average of common shares outstanding — basic	19,301	19,285	19,193

Weighted average of common shares outstanding — diluted	19,366	19,366	19,348

Cash dividends per common share	$0.28	$0.24	$0.20

(*) Consists of the following:

Realized gains (losses) before impairment losses	$6,448	$(2,230)	$321

Total losses on securities with impairment charges	(6,955)	(20,164)	(974)
Non-credit portion in other comprehensive income	3,068	—	—

Net impairment charges recognized in earnings	(3,887)	(20,164)	(974)

Net realized gains (losses) on investments	$2,561	$(22,394)	$(653)

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income	Treasury
	Stock	Capital	Earnings	(Loss)	Stock	Total
		(Dollars in thousands)

Balance at January 1, 2007	$234	$43,921	$138,450	$(2,915)	$(5,927)	$173,763
Net income			43,602			43,602
Unrealized depreciation of investment securities, no related tax benefit				(2,406)		(2,406)

Comprehensive income						41,196
Dividends on common stock			(3,862)			(3,862)
Issuance of 46,009 treasury shares upon exercise of options and stock award grants		392			64	456
Tax benefit realized from exercise of stock options		218				218
Stock compensation expense		1,035				1,035

Balance at December 31, 2007	234	45,566	178,190	(5,321)	(5,863)	212,806
Net income			10,660			10,660
Unrealized depreciation of investment securities, net of tax benefit of $4.0 million				(5,292)		(5,292)

Comprehensive income						5,368
Dividends on common stock			(4,663)			(4,663)
Issuance of 90,035 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		713			125	838
Tax benefit realized from exercise of stock options		396				396
Stock compensation expense		1,329				1,329

Balance at December 31, 2008	234	48,004	184,187	(10,613)	(5,738)	216,074
Net income			46,449			46,449
Unrealized appreciation of investment securities, net of tax expense of $6.9 million				12,966		12,966

Comprehensive income						59,415
Dividends on common stock			(5,441)			(5,441)
Issuance of 6,517 treasury shares from restricted stock issued, net of forfeitures		(49)			9	(40)
Stock compensation expense		1,309				1,309

Balance at December 31, 2009	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Operating activities
Net income	$46,449	$10,660	$43,602
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	2,713	1,673	382
Provision for depreciation and amortization	1,841	1,470	1,266
Net realized (gains) losses on investment securities	(2,561)	22,394	653
Deferred federal income taxes	(6,727)	(2,294)	(1,262)
Stock compensation expense	1,309	1,329	1,035
Decrease (increase) in deferred policy acquisition costs, net	1,412	(1,667)	(2,543)
Increase in reserves for losses and loss adjustment expenses	17,259	97,913	36,122
Increase in premiums receivable	(3,069)	(10,902)	(7,632)
(Decrease) increase in unearned premiums and service fees	(7,089)	11,302	17,573
Decrease (increase) in interest receivable and other assets	418	539	(2,210)
Decrease (increase) in prepaid reinsurance premiums	3,241	(4,079)	(3,053)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(7,919)	13,358	5,966
Increase in amounts withheld or retained for account of others	3,002	9,618	10,854
Decrease (increase) in reinsurance recoverable	842	(52,700)	(8,021)
Increase in reinsurance balances payable	273	2,671	440
Other	(45)	23	(3)

Net cash provided by operating activities	51,349	101,308	93,169

Investing activities
Purchases of fixed maturities	(401,140)	(412,313)	(199,918)
Purchases of equity securities	(4,772)	(3,386)	(45,460)
Proceeds from sale of fixed maturities	67,558	2,234	—
Proceeds from sale of equity securities	11,653	11,948	21,921
Proceeds from maturities and redemptions of investments	271,914	340,561	156,466
Capital expenditures	(3,137)	(2,369)	(2,087)

Net cash used in investing activities	(57,924)	(63,325)	(69,078)

Financing activities
Decrease in securities lending collateral	49,314	45,488	17,612
Decrease in securities lending obligation	(95,828)	(45,488)	(17,612)
Additional long-term borrowings	—	15,000	—
Reductions of long-term debt	—	(15,464)	—
Tax benefit realized from exercise of stock options	—	396	218
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(40)	838	456
Cash dividends paid on common shares	(5,441)	(4,663)	(3,862)

Net cash used in financing activities	(51,995)	(3,893)	(3,188)

Net (decrease) increase in cash and cash equivalents	(58,570)	34,090	20,903
Cash and cash equivalents at beginning of year	77,159	43,069	22,166

Cash and cash equivalents at end of year	$18,589	$77,159	$43,069

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

The Company has four property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six other agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, NIIC-HI and TCC. NIIC is licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the Company’s alternative risk transfer product. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its six agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 12.0% of the Company’s premiums are written in the state of California, and an additional 40.9%, collectively, in the states of Texas, New York, Hawaii, Florida, North Carolina, Massachusetts and Pennsylvania.

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

Net investment income is adjusted for amortization of premiums to the earliest of the call date or maturity date and accretion of discounts to maturity. Realized gains and losses credited or charged to income are determined by the specific identification method. Estimated fair values for investments are determined based on published market quotations or where not available, based on other observable market data, broker quotations or other independent sources. When a decline in fair market value is deemed to be other-than-temporary, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced. Interest income is recognized when earned and dividend income is recognized when declared.

In April 2009, the Company adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 — “Investments.”

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2009, 2008 and 2007 were $49.1 million, $54.3 million and $44.6 million, respectively. There were no premium deficiencies for the years ended December 31, 2009, 2008 and 2007.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from 3 to 5 years for computer equipment, 20 to 40 years for buildings and improvements and 5 to 7 years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $1.9 million, $1.5 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Unpaid Losses and Loss Adjustment Expenses (“LAE”)

The liabilities for unpaid losses and LAE are determined on the basis of estimates of policy claims reported and estimates of unreported claims based on historical and industry data. The estimates of policy claim amounts are continuously reviewed and any resulting adjustments are reflected in operations currently. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate. These liabilities are reported net of amounts recoverable from salvage and subrogation.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

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

Stock-Based Compensation

The Company grants stock options to officers under the Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 8, “Shareholders’ Equity and Stock-Based Compensation.” The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). The ASU amends Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires expanded disclosures around significant transfers between levels of the fair value hierarchy and valuation techniques and inputs used in estimates. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company will adopt the expanded disclosure required by ASU 2010-06 for the quarter ended March 31, 2010.

In June 2009, the FASB updated ASC 810, Consolidation, that amended the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (VIE) by requiring a qualitative analysis to determine if an enterprise’s variable interest results in a controlling financial interest. ASC 810 is effective for annual reporting periods beginning after November 15, 2009 and interim and annual periods thereafter. The Company will adopt ASC 810 on January 1, 2010 and such adoption will not have a material impact on financial condition, results of operations or liquidity.

3.	Securities Lending Program

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

In June 2009, the Company terminated its securities lending program. During 2009, and prior to the program’s termination, approximately $22.1 million of investments within the Company’s securities lending collateral matured and were used to pay down a corresponding amount of the Company’s securities lending obligation. Upon the program’s termination, the Company used cash on hand and securities lending collateral to pay the

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$73.7 million securities lending obligation. Securities lending collateral that had a fair value of $35.8 million and an unrealized loss of $9.1 million at the termination date were retained by the Company and are included in the Company’s fixed maturities portfolio. Other-than-temporary impairments of $1.6 million had previously been recorded on these fixed maturities.

During its participation in the program, the Company examined the securities lending collateral held for possible other-than-temporary declines in value. During 2009, and prior to termination of the program, the Company recorded a $0.4 million other-than-temporary impairment on one fixed maturity investment within the Company’s securities lending collateral portfolio, compared to $1.2 million recorded during the year ended December 31, 2008.

December 31, 2008
(Dollars in thousands)

Collateral obligation	$95,828
Pretax unrealized loss on fair value of collateral held	(9,985)
Other than temporary impairment charge	(1,173)
Fair value of collateral held	84,670
Fair value of securities lent plus accrued interest	94,265

4.	Fair Value Measurements

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Valuation techniques utilized by pricing services and values obtained from independent financial institutions are reviewed by company personnel who are familiar with the securities being priced and the markets in which they trade to ensure that the fair value determination is representative of an exit price, as defined by accounting standards.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $6.6 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using information such as the market prices of similar investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Fixed maturities:
U.S. government and government agency obligations	$—	$212,538	$—	$212,538
State and local government obligations	—	148,594	6,369	154,963
Residential mortgage-backed securities	—	114,329	2,384	116,713
Commercial mortgage-backed securities	—	3,935	—	3,935
Corporate obligations	—	61,582	5,842	67,424
Redeemable preferred stocks	8,297	678	2,353	11,328

Total fixed maturities	8,297	541,656	16,948	566,901
Equity securities:
Perpetual preferred stock	857	167	396	1,420
Common stock	14,270	12,983	—	27,253

Total equity securities	15,127	13,150	396	28,673
Short-term investments	—	811	—	811

Total investments	23,424	555,617	17,344	596,385

Cash and cash equivalents	18,589	—	—	18,589

Total investments and cash and cash equivalents	$42,013	$555,617	$17,344	$614,974

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Fixed maturities:
U.S. Government and government agency obligations	$—	$202,277	$—	$202,277
State and local government obligations	—	118,961	6,118	125,079
Residential mortgage-backed securities	—	78,568	—	78,568
Corporate obligations	—	37,719	4,295	42,014
Redeemable preferred stocks	8,312	581	2,406	11,299

Total fixed maturities	8,312	438,106	12,819	459,237
Equity securities:
Perpetual preferred stock	2,134	341	3,265	5,740
Common stock	12,433	9,060	—	21,493

Total equity securities	14,567	9,401	3,265	27,233
Short-term investments	—	85	—	85

Total investments	22,879	447,592	16,084	486,555

Cash and cash equivalents	77,159	—	—	77,159

Total investments and cash and cash equivalents	$100,038	$447,592	$16,084	$563,714

Securities lending:
Cash and cash equivalents	$41,968	$391	$—	$42,359
Residential mortgage-backed securities	—	12,518	2,552	15,070
Commercial mortgage-backed securities	—	3,531	—	3,531
Corporate obligations	—	21,216	2,494	23,710

Total securities lending	$41,968	$37,656	$5,046	$84,670

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2009:

	Year Ended December 31, 2009
		State and Local	Residential	Redeemable	Perpetual	Securities
	Corporate	Government	Mortgage-Backed	Preferred	Preferred	Lending
	Obligations	Obligations	Securities	Stock	Stock	Collateral
			(Dollars in thousands)

Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	65	—	(1,781)	—	(170)	(421)
Included in other comprehensive income	(18)	251	2,074	(53)	1,551	546
Purchases and (settlements)(1)	(640)	—	(453)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3(2)	2,140	—	2,544	—	—	(4,684)

Ending balance at December 31, 2009	$5,842	$6,369	$2,384	$2,353	$396	$—

The amount of total gains or (losses) for the year included in earnings attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$(1,781)	$—	$(170)	$(421)

(1)	These amounts are attributable to either purchases of securities or principal pay downs, conversions or maturities during the year ended December 31, 2009.

(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the year ended December 31, 2009.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2008:

	Year Ended December 31, 2008
		State and Local		Perpetual	Securities
	Corporate	Government	Redeemable	Preferred	Lending
	Obligations	Obligations	Preferred Stock	Stock	Collateral
	(Dollars in thousands)

Beginning balance at January 1, 2008	$1,388	$—	$2,592	$1,220	$4,675
Total gains or (losses):
Included in earnings	(64)	—	—	(565)	(1,143)
Included in other comprehensive income	46	(986)	(186)	(1,940)	321
Purchases, issuances and settlements(1)	—	(175)	—	—	(1,359)
Transfers into Level 3(2)	2,925	7,279	—	4,550	2,552

Ending balance at December 31, 2008	$4,295	$6,118	$2,406	$3,265	$5,046

The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(64)	$—	$—	$(565)	$(1,143)

(1)	The settlement is attributable to securities, which experienced either a principal pay down or a call on principal during the year ended December 31, 2008.

(2)	Transfers into Level 3 during the year ended December 31, 2008 are attributable to a change in the availability of market observable information for securities within the respective category.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Investments

The cost or amortized cost and fair value of investments in fixed maturities, preferred and common stocks and securities lending collateral are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2009(1):
Fixed maturities:
U.S. Government and government agency obligations	$211,151	$1,736	$(349)	$212,538
State and local government obligations	151,139	5,436	(1,612)	154,963
Residential mortgage-backed securities	118,967	2,224	(4,478)	116,713
Commercial mortgage-backed securities	4,482	—	(547)	3,935
Corporate obligations	67,588	1,465	(1,629)	67,424
Redeemable preferred stock	12,426	89	(1,187)	11,328

Total fixed maturities	565,753	10,950	(9,802)	566,901
Equity securities:
Perpetual preferred stocks	1,320	109	(9)	1,420
Common stocks	24,883	2,370	—	27,253

Total equity securities	26,203	2,479	(9)	28,673
Short-term investments	811	—	—	811

Total investments	$592,767	$13,429	$(9,811)	$596,385

December 31, 2008:
Fixed maturities:
U.S. Government and government agency obligations	$199,207	$3,120	$(50)	$202,277
State and local government obligations	125,312	2,172	(2,405)	125,079
Residential mortgage-backed securities	77,170	1,425	(27)	78,568
Corporate obligations	46,942	188	(5,116)	42,014
Redeemable preferred stock	13,931	49	(2,681)	11,299

Total fixed maturities	462,562	6,954	(10,279)	459,237
Equity securities:
Perpetual preferred stocks	8,650	2	(2,912)	5,740
Common stocks	21,493	—	—	21,493

Total equity securities	30,143	2	(2,912)	27,233
Short-term investments	85	—	—	85

Total investments	$492,790	$6,956	$(13,191)	$486,555

Securities lending:
Cash and cash equivalents	$42,359	$—	$—	$42,359
Residential mortgage-backed securities	23,108	—	(8,038)	15,070
Commercial mortgage-backed securities	4,695	—	(1,164)	3,531
Corporate obligations	24,493	3	(786)	23,710

Total securities lending	$94,655	$3	$(9,988)	$84,670

(1)	As of December 31, 2009, the Company held no securities lending collateral, therefore no breakout is included.

The amortized cost and fair value of fixed maturities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.6 years in the Company’s investment portfolio.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due in one year or less	$28,990	$29,578
Due after one year through five years	206,704	209,201
Due after five years through ten years	162,816	165,780
Due after ten years	43,794	41,694

	442,304	446,253
Mortgage-backed securities	123,449	120,648

Total	$565,753	$566,901

Gains and losses on the sale of these investments, including other-than-temporary impairment charges, were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Fixed maturity gains	$2,870	$463	$184
Fixed maturity losses	(3,803)	(4,197)	(449)
Equity security gains	5,841	694	1,066
Equity security losses	(1,924)	(18,181)	(1,454)
Securities lending fixed maturity losses	(423)	(1,173)	—

Net realized gains (losses) on investments	$2,561	$(22,394)	$(653)

Pre-tax net realized gains on investments of $2.6 million during 2009 were primarily generated from gains on an equity partnership of $4.7 million, realized gains from the sales of equity securities of $1.1 million and realized gains from the sales or calls of fixed maturity securities of $2.9 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and the Company sold these securities to realize gains. These gains were offset by realized losses of $0.5 million from the sales of fixed maturity securities and $1.7 million on equity securities, primarily from a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding and a $0.5 million loss on an equity partnership. Gross gains were also offset by other-than-temporary impairment charges of $3.7 million on fixed maturity securities, including securities lending, and $0.2 million on equity securities. The other-than-temporary impairment charge on fixed maturities primarily consists of $1.8 million on three corporate notes that experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely and credit only impairments of $1.9 million on four mortgage-backed securities. The mortgage-backed securities were written down to the present value of the expected cash flows and a non-credit charge of $3.1 million relating to these mortgage-backed securities is included in other comprehensive income for the year ended December 31, 2009. Pre-tax net realized losses on investments of $22.4 million during 2008 include a $20.2 million other-than-temporary impairment charge to income during 2008 primarily due to market declines. The Company recorded a $3.0 million other-than-temporary impairment charge on fixed maturities in 2008 primarily on securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. The Company recorded a $16.0 million other-than-temporary impairment charge on equity securities in 2008 related primarily to market turmoil which had its greatest impact to the Company in holdings within the financial and real estate sector. In 2007, there was a $1.0 million other-than-temporary impairment charge to income due to declines in fair market value of equity securities primarily related to preferred stocks in the financial and real estate sectors.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s gross unrealized losses on fixed maturities, equity securities and securities lending collateral and length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
	Fair	Unrealized	Value as	Number of	Fair	Unrealized	Value as	Number of
	Value	Losses	% of Cost	Holdings	Value	Losses	% of Cost	Holdings
	(Dollars in thousands)

December 31, 2009(1):
Fixed maturities:
U.S. Government and government agency obligations	$84,971	$(349)	99.6%	46	$—	$—	—	—
State and local government obligations	14,279	(122)	99.2%	13	6,725	(1,490)	81.9%	6
Residential mortgage-backed securities	35,434	(210)	99.4%	20	8,426	(4,268)	66.4%	7
Commercial mortgage-backed securities	—	—	—	—	3,934	(547)	87.8%	2
Corporate obligations	23,189	(459)	98.1%	45	12,150	(1,170)	91.2%	9
Redeemable preferred stocks	—	—	—	—	8,742	(1,187)	88.0%	20

Total fixed maturities	157,873	(1,140)	99.3%	124	39,977	(8,662)	82.2%	44
Equity securities:
Perpetual preferred stocks	—	—	—	—	94	(9)	91.3%	1

Total equity securities	—	—	—	—	94	(9)	91.3%	1

Total fixed maturities and equity securities	$157,873	$(1,140)	99.3%	124	$40,071	$(8,671)	82.2%	45

December 31, 2008:
Fixed maturities:
U.S. Government and government
agency obligations	$4,305	$(36)	99.1%	5	$2,985	$(14)	99.5%	1
State and local government obligations	24,990	(2,109)	92.2%	28	7,947	(296)	96.4%	7
Residential mortgage-backed securities	2,424	(16)	99.3%	2	680	(11)	98.4%	1
Corporate obligations	14,746	(513)	96.6%	21	16,124	(4,603)	77.8%	20
Redeemable preferred stocks	2,113	(12)	99.4%	2	8,170	(2,669)	75.4%	27

Total fixed maturities	48,578	(2,686)	94.8%	58	35,906	(7,593)	82.5%	56
Equity securities:
Perpetual preferred stocks	3,368	(2,625)	56.2%	4	1,485	(287)	83.8%	9

Total equity securities	3,368	(2,625)	56.2%	4	1,485	(287)	83.8%	9

Total fixed maturities and equity securities	$51,946	$(5,311)	90.7%	62	$37,391	$(7,880)	82.6%	65

Securities lending:
Residential mortgage-backed securities	$—	$—	—	—	$15,070	$(8,038)	65.2%	7
Commercial mortgage-backed securities	—	—	—	—	3,531	(1,164)	75.2%	2
Corporate obligations	—	—	—	—	16,213	(786)	95.4%	5

Total securities lending	$—	$—	—	—	$34,814	$(9,988)	77.7%	14

(1)	As of December 31, 2009, the Company held no securities lending collateral, therefore no breakout is included.

The gross unrealized losses on the Company’s fixed maturities, equity securities and securities lending portfolios decreased from $23.2 million at December 31, 2008 to $9.8 million at December 31, 2009. The improvement in gross unrealized losses was driven by the partial recovery from December 31, 2008 of the Company’s portfolio as investment markets stabilized during 2009. The $9.8 million in gross unrealized losses at

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009 was primarily on residential and commercial mortgage-backed securities that were transferred into the Company’s fixed maturities portfolio from the terminated securities lending portfolio and fixed maturity holdings in state and local governments, corporate obligations and redeemable preferred stocks. The gross unrealized losses on perpetual preferred stocks are minimal and are considered to be temporary. In the fourth quarter of 2008, the Company began treating its investment-grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 89.7% of all fixed maturity securities with unrealized losses as well as the one perpetual preferred stock security with an unrealized loss.

At December 31, 2009, gross unrealized losses on residential and commercial mortgage-backed securities were $5.0 million and represented 51.3% of the total gross unrealized loss on fixed maturities. There were nine securities with gross unrealized losses of $4.8 million that were in an unrealized loss position for 12 months or more. Three of these securities were rated investment grade and comprised $0.5 million of the gross unrealized losses. The remaining six securities were in an unrealized loss position of $4.3 million, including four securities, which previously had a credit-only other-than-temporary impairment charge and were in a gross unrealized loss position of $3.1 million. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At December 31, 2009, gross unrealized losses on all other fixed maturity securities primarily consisted of state and local government obligations, corporate obligations and redeemable preferred stock. The state and local government obligations, with gross unrealized losses of $1.6 million, had six holdings that were in an unrealized loss position for more than 12 months. Investment grade securities represented 88.1% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations, which are primarily in financial institutions, had gross unrealized losses totaling $1.6 million at December 31, 2009. The gross unrealized losses on corporate obligations consisted of 45 holdings that were in an unrealized loss position of $0.4 million for less than 12 months and nine holdings with gross unrealized losses of $1.2 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 77.4% of all corporate obligations with unrealized losses greater than 12 months. The redeemable preferred stocks, which are primarily in financial institutions, had gross unrealized losses totaling $1.2 million, with 20 holdings that were in an unrealized loss position for more than 12 months. Investment grade securities represented 12 of the 20 holdings of redeemable preferred stocks with unrealized losses greater than 12 months.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income (in thousands).

Beginning balance at January 1, 2009	$—
Additional credit impairment on:
Previously impaired securities	—
Securities without prior impairments	1,910
Reductions	—

Ending balance at December 31, 2009	$1,910

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Investment income:
Fixed maturities	$18,730	$19,545	$17,275
Equity securities	627	1,313	1,490
Short-term investments and cash equivalents	85	1,755	3,478

Total investment income	19,442	22,613	22,243
Investment expense	(118)	(112)	(102)

Net investment income	$19,324	$22,501	$22,141

At December 31, 2009 and 2008, the carrying value of all deposits with state insurance departments was $36.0 million and $32.9 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

6.	Long-term Debt

Long-term debt outstanding was $15.0 million at December 31, 2009 and December 31, 2008.

In 2008, the Company drew $15 million from its unsecured Credit Agreement (the “Credit Agreement”) to redeem in full its outstanding junior subordinated debentures, replacing higher variable rate debt of LIBOR plus 420 basis points with lower variable rate debt. As of December 31, 2009, the interest rate on this debt is equal to the six-month LIBOR (0.5% at November 27, 2009) plus 65 basis points, with interest payments due quarterly.

The Company has a $50 million unsecured Credit Agreement, which includes a sublimit of $10 million for letters of credit, which expires on December 19, 2012. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at December 31, 2009. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2009.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2009, we were in compliance with all financial covenants.

Interest paid on long-term debt during the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.9 million and $1.5 million, respectively. The aggregate principal amount payable on debt outstanding at December 31, 2009 is due in 2012.

7.	Income Taxes

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Current federal income tax provision	$18,729	$17,392	$22,993
Current state income tax provision	1,683	45	41
Deferred federal income tax benefit	(6,737)	(2,379)	(1,271)

	$13,675	$15,058	$21,763

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Federal income tax expense at statutory rate	$21,043	$9,001	$22,878
Effect of:
Tax-exempt investment income	(1,697)	(1,387)	(949)
Change in valuation allowance on net capital losses	(6,735)	7,545	—
State income taxes	1,094	29	26
Other items, net	(30)	(130)	(192)

	$13,675	$15,058	$21,763

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Deferred Tax Assets:
Unearned premiums	$8,750	$9,035
Unpaid losses and LAE expenses	8,742	8,233
Assignments and assessments	817	945
Unrealized losses on investments	—	5,677
Realized losses on investments, primarily impairments	6,436	7,936
Accrued compensation	2,218	1,394
Other, net	1,398	750

	28,361	33,970
Valuation allowance	(810)	(7,616)

	27,551	26,354
Deferred Tax Liabilities:
Deferred policy acquisition costs	(6,241)	(6,736)
Unrealized gains on investments	(1,266)	—
Other, net	(1,866)	(1,294)

Total deferred tax liabilities	(9,373)	(8,030)

Net deferred income tax assets	$18,178	$18,324

Federal income taxes paid, net of refunds, for 2009, 2008 and 2007 were $20.1 million, $17.9 million and $22.0 million. At December 31, 2009 and 2008, income taxes payable were $0.3 million and $1.6 million, respectively.

Management has reviewed the recoverability of the deferred tax asset and believes that, with the exception of certain realized losses on investments, the amount will be recoverable against future earnings. The gross deferred tax assets were reduced by a valuation allowance related to net realized losses on investments of $0.8 million and $7.5 million for the years ended December 31, 2009 and 2008, respectively, primarily related to impairment charges. The gross deferred tax assets were reduced by a valuation allowance on unrealized losses on equity investments for the year ended December 31, 2008 of $0.1 million.

In 2009, the Company reassessed all of its state tax positions and recorded an additional $1.7 million in state income tax expense related to earnings in 2009 and prior years.

The Company had no liability recorded for unrecognized tax benefits at December 31, 2009 and 2008. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2006.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2009, there were 825,139 of the Company’s common shares reserved for issuance under the LTIP and options for 647,050 shares were outstanding. There were no restricted stock awards or stock bonuses granted in 2008 or 2009. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

The Company recognized stock-based compensation expense of $1.3 million for both the years ended December 31, 2009 and 2008. For the year ended December 31, 2007 the Company recognized stock-based compensation expense of $1.2 million. Both the 2009 and 2008 expenses include $0.5 million for restricted stock awards and the 2007 expense includes $0.4 million for a stock bonus and restricted stock awards. Related income tax benefits were approximately $0.3 million for both 2009 and 2008 and $0.2 million for 2007. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2009
	Total Options Outstanding
		Weighted	Weighted	Weighted Average
		Average	Average Fair	Remaining
	Shares	Exercise Price	Value	Contractual Term

Options outstanding, beginning of year	607,050	$17.80	$7.18
Forfeited	(40,000)	23.53	7.00
Exercised	—	—	—
Granted	80,000	22.95	3.02

Options outstanding, end of year	647,050	$18.08	$6.68	5.5 years

Options exercisable, end of year	313,850	$15.19	$6.77	5.1 years

	Year Ended December 31, 2009
	Total Nonvested Shares
		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested shares at the beginning of year	99,000	$31.10
Granted	—	—
Vested	(7,500)	25.46
Forfeited	—	—

Nonvested shares at the end of year	91,500	$31.56

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of calculating expected term for all grants made in 2009, 2008 and 2007. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.6%	3.1%	4.6%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	31.9%	26.4%	28.1%
Dividend yield	1.8%	1.0%	0.8%
Weighted average fair value of options granted during year	$3.02	$7.20	$8.78

At December 31, 2009, the options outstanding had no aggregate intrinsic value. At December 31, 2008 and 2007, the aggregate intrinsic value of options outstanding was $42 thousand and $10.7 million, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2009, 2008 and 2007 was $0.6 million, $0.7 million and $3.0 million, respectively. There were no options exercised in 2009. The intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $1.4 million and $0.7 million, respectively. The total fair value of shares vested was $0.9 million during the year ended December 31, 2009 and $0.7 million for both the years ended December 31, 2008 and 2007.

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2009:

	Stock Option	Nonvested
	Awards	Shares
	(Dollars in thousands)

2010	$621	$292
2011	94	292
2012	94	292
2013	43	292
2014 and thereafter	23	875

Total remaining compensation expense	$875	$2,043

9.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.4 million, $0.3 million and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted income per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income	$46,449	$10,660	$43,602

Weighted average shares outstanding during year	19,301	19,285	19,193
Additional shares issuable under employee common stock option plans using treasury stock method	65	81	155

Weighted average shares outstanding assuming exercise of stock option	19,366	19,366	19,348

Net income per share:
Basic	$2.41	$0.55	$2.27
Diluted	2.40	0.55	2.25

For the year ended December 31, 2009 and 2008, there were 498,050 and 358,315 respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive. There were no outstanding options excluded from dilutive earnings because they were anti-dilutive in 2007.

11.	Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2009, Great American owned 52.6% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premiums through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balances and activity with Great American:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Assumed premiums written	$3,151	$5,374	$6,165
Assumed premiums earned	3,850	6,249	5,583
Assumed losses and loss adjustment expense incurred	4,137	5,305	5,483
Ceded premiums written	3,100	3,478	3,957
Ceded premiums earned	3,199	3,567	4,031
Ceded losses and loss adjustment expense recoveries	3,109	1,530	3,304
Payable to Great American as of year end	258	386	538
Service fee expense	60	96	112

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

12.	Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Direct premiums written	$337,972	$371,243	$334,664
Reinsurance assumed	6,905	9,053	11,342
Reinsurance ceded	(69,831)	(82,215)	(73,864)

Net written premiums	$275,046	$298,081	$272,142

Direct premiums earned	$344,451	$358,696	$316,787
Reinsurance assumed	7,699	10,196	11,588
Reinsurance ceded	(73,071)	(78,151)	(70,814)

Net earned premiums	$279,079	$290,741	$257,561

Reinsurance recoverables	$149,949	$150,791	$98,091

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the year ended December 31, 2009 were $46.3 million and $38.1 million in both 2008 and 2007. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unpaid Losses and LAE

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,
	2009	2008	2007
	(Dollars in thousands)

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$262,440	$210,302	$181,851
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	171,041	188,985	155,173
Prior years	(1,286)	(854)	(5,672)

	169,755	188,131	149,501
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	64,161	68,320	57,735
Prior years	91,615	67,673	63,315

	155,776	135,993	121,050
Reserve for losses and LAE, net of related reinsurance recoverables, end of year	276,419	262,440	210,302
Reinsurance recoverables on unpaid losses and LAE, at end of year	140,841	137,561	91,786

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$417,260	$400,001	$302,088

The foregoing reconciliation shows decreases of $1.3 million, $0.9 million and $5.7 million in the years ended December 31, 2009, 2008 and 2007, respectively, representing favorable development in claims incurred in years prior to 2009, 2008 and 2007, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported (“IBNR”) losses for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007 balances related to alternative risk transfer programs were as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Investment income on amounts withheld related to alternative risk transfer programs	$3,535	$4,299	$3,708
Investment expense on amounts withheld related to alternative risk transfer programs	3,535	4,299	3,708
Investment balance related to alternative risk transfer programs	128,934	124,076	89,823

15.	Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, NIIC-HI and TCC were as follows:

	At and for the Year
	Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

NIIC statutory capital and surplus	$238,390	$190,134	$182,302
NIIC statutory net income	33,158	7,611	37,745
NIIC-HI statutory capital and surplus	11,295	10,397	9,614
NIIC-HI statutory net income	899	839	811
TCC statutory capital and surplus	15,977	14,707	14,119
TCC statutory net income	1,115	366	483

The statutory capital and surplus of NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $33.1 million. NIIC-HI’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.1 million. TCC’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $1.1 million.

NIIC did not pay dividends to the Company in 2009 or 2008. Dividends of $4.0 million were paid to the Company in 2007. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5.0 million and each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2009 NIIC, NIIC-HI and TCC exceeded the minimum RBC levels.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These lawsuits, which are in various stages, generally mirror similar lawsuits filed against other carriers in the industry. Although the Company is vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. The Company has established loss and LAE reserves for lawsuits as to which the Company has determined that a loss is both probable and estimable. In addition to these case reserves, the Company also establishes reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, the Company believes that reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on the Company’s financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.

On August 3, 2007, the Company was informed that the jury in a case pending in the Superior Court of the State of California for the County of Los Angeles (the “Supreme Court”), had issued, on August 2, 2007, a special verdict adverse to the Company’s interests in a pending lawsuit against one of the Company’s insurance companies. The Superior Court entered a formal judgment on October 25, 2007 and the Company received notice of that formal judgment on November 5, 2007. This matter, which approximated a net exposure of $7.2 million, was vigorously pursued on appeal and on December 30, 2009, California’s Second Appellate District, Division Eight, reversed the Superior Court’s judgment and remanded the case to that lower court with instructions to enter judgment in the Company’s favor. This matter was resolved in a manner that did not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. For the years ended December 31, 2009 and 2008, the liability for such assessments was $3.2 million and $3.6 million, respectively, and will be paid over several years as assessed by the various state funds.

17.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages its property and casualty insurance segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Revenue:
Premiums earned:
Alternative Risk Transfer	$141,525	$137,298	$107,303
Transportation	60,344	75,495	74,112
Specialty Personal Lines	56,385	54,862	51,852
Hawaii and Alaska	15,272	17,591	17,625
Other	5,553	5,495	6,669

Total premiums earned	279,079	290,741	257,561
Net investment income	19,324	22,501	22,141
Net realized gains (losses) on investments	2,561	(22,394)	(653)
Other	3,488	2,868	4,137

Total revenues	$304,452	$293,716	$283,186

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2009 and 2008:

	1st	2nd	3rd	4th	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	(Dollars in thousands)

2009
Revenues	$75,260	$76,590	$76,965	$75,637	$304,452
Net income	12,646	12,109	8,156	13,538	46,449
Net income per share — basic(1)	0.66	0.63	0.42	0.70	2.41
Net income per share — diluted(1)	0.65	0.63	0.42	0.70	2.40
2008
Revenues	$73,744	$76,297	$72,704	$70,971	$293,716
Net income (loss)	9,571	4,370	(4,228)	947	10,660
Net income (loss) per share — basic(1)	0.50	0.23	(0.22)	0.05	0.55
Net income (loss) per share — diluted(1)	0.49	0.23	(0.22)	0.05	0.55

(1)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

19.	Subsequent Events

Events or transactions occurring subsequent to December 31, 2009, and prior to the filing date of this Form 10-K, have been evaluated for potential recognition or disclosure herein. No items were identified in this period subsequent to the financial statement date that required adjustment or disclosure.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Please refer to “Forward-Looking Statements” following the Index in the front of this Form 10-K.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 55 and 56, respectively, are incorporated herein by reference.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer (“Code of Ethics and Conduct”) is available free of charge in the Corporate Governance Section of our investor relations website (http://invest.natl.com). We also intend to disclose any future amendments to, and any waivers from (though none are anticipated), the Code of Ethics and Conduct by posting such information to the Corporate Governance section of our website.

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Elect Four Directors,” “Management,” “Committee Descriptions, Reports and Meetings” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “2009 Director Compensation” in our Proxy Statement.

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.

ITEM 13	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Matters to be Considered — Proposal No. 1 Elect Four Directors” and “Committee Descriptions, Reports and Meetings” in our Proxy Statement.

ITEM 14	Principal Accountant Fees and Services

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

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

		Page/Filing
Schedule	Description	Basis

Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	88
Schedule III	Supplementary Insurance Information	91
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	92
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended through March 16, 2009*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and Alan R. Spachman, as amended as of January 1, 2008*	(5),(8)
10.8	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.9	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.11	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.12	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007	(7)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule
	13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Five “Investments”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Reinsurance”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007

(7)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007

(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009

(10)	This exhibit is incorporated by reference to our Proxy statement filed March 24, 2009

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Investment in subsidiaries	$278,425	$216,933
Investments:
Fixed maturities available-for-sale, at fair value (cost of $6,105 and $11,629, respectively)	5,897	9,906
Equities available-for-sale, at fair value (cost of $23 and $200, respectively)	35	200

Total investments	5,932	10,106
Receivable from subsidiary	4,227	2,076
Cash	95	3,458
Securities lending collateral	—	4,682
Property and equipment — net	2,476	2,023
Other assets	487	397

Total assets	$291,642	$239,675

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Long-term debt	$15,000	$15,000
Securities lending obligation	—	4,682
Other liabilities	5,325	3,919

Total liabilities	20,325	23,601
Shareholders’ equity
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,048 and 4,055 shares, respectively in treasury	234	234
Additional paid-in capital	49,264	48,004
Retained earnings	225,195	184,187
Accumulated other comprehensive income (loss)	2,353	(10,613)
Treasury shares	(5,729)	(5,738)

Total shareholders’ equity	271,317	216,074

Total liabilities and shareholders’ equity	$291,642	$239,675

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
Fees from subsidiaries	$14,759	$13,189	$12,055
Net investment income	347	733	965
Realized (losses) gains on investments	(1,132)	(1,006)	1

Total revenues	13,974	12,916	13,021
Expenses:
General and administrative expenses	16,359	14,854	13,660
Interest expense	353	833	1,550

Total expenses	16,712	15,687	15,210

Loss before income taxes and equity in undistributed income of subsidiaries	(2,738)	(2,771)	(2,189)
Income tax benefit	(958)	(969)	(729)

Loss before equity in undistributed income of subsidiaries	(1,780)	(1,802)	(1,460)
Equity in undistributed income of subsidiaries, net of tax	48,229	12,462	45,062

Net income	$46,449	$10,660	$43,602

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net income	$46,449	$10,660	$43,602
Adjustments to reconcile net income to cash used in operating activities	(47,838)	(9,191)	(46,807)

Net cash (used in) provided by operating activities	(1,389)	1,469	(3,205)
Investing Activities
Distributions from subsidiaries	—	—	4,000
Purchases of investments	(1,534)	(6,454)	(1,662)
Proceeds from sale or maturity of investments	6,036	13,133	4,580
Purchases of property and equipment	(995)	(861)	(834)

Net cash provided by investing activities	3,507	5,818	6,084
Financing Activities
Additional long-term borrowings	—	15,000	—
Repayment of long-term debt	—	(15,464)	—
Decrease (increase) in securities lending collateral	4,682	5,866	(10,548)
(Decrease) increase in securities lending obligation	(4,682)	(5,866)	10,548
Issuance of common shares from treasury upon
exercise of stock options or stock award grants	(40)	838	456
Cash dividends paid on common shares	(5,441)	(4,663)	(3,862)
Tax benefit realized from exercise of stock option	—	396	218

Net cash used in financing activities	(5,481)	(3,893)	(3,188)
Net (decrease) increase in cash	(3,363)	3,394	(309)
Cash at beginning of year	3,458	64	373

Cash at end of year	$95	$3,458	$64

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

							Amortization
							of Deferred
	Deferred	Liability for			Net		Policy	Other	Net
	Policy	Unpaid Losses	Unearned	Earned	Investment	Losses and	Acquisition	Underwriting	Premiums
	Acquisition Costs	and LAE	Premiums	Premiums	Income	LAE	Costs	Expenses	Written
					(In thousands)

Year ended December 31, 2009	$17,833	$417,260	$149,509	$279,079	$19,324	$169,755	$49,113	$8,132	$275,046
Year ended December 31, 2008	19,245	400,001	156,598	290,741	22,501	188,131	54,293	7,837	298,081
Year ended December 31, 2007	17,578	302,088	145,296	257,561	22,141	149,501	44,607	6,315	272,142

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(1)	Period
			(In thousands)

Year ended December 31, 2009
Premiums in course of collection	$587	$555	$—	$179	$963
Year ended December 31, 2008
Premiums in course of collection	462	354	—	229	587
Year ended December 31, 2007
Premiums in course of collection	522	338	—	398	462

(1)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
Name:     David W. Michelson

Title:	President and Chief Executive Officer

Signed: March 8, 2010

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated1

Signature	Title	Date

/s/ DAVID W. MICHELSON David W. Michelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2010

/s/ JULIE A. MCGRAW Julie A. McGraw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2010

/s/ ALAN R. SPACHMAN* Alan R. Spachman	Chairman of the Board	March 8, 2010

/s/ JOSEPH E. CONSOLINO* Joseph E. Consolino	Director	March 8, 2010

/s/ THEODORE H. ELLIOTT, JR. * Theodore H. Elliott, Jr.	Director	March 8, 2010

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 8, 2010

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 8, 2010

/s/ JAMES C. KENNEDY* James C. Kennedy	Director	March 8, 2010

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 8, 2010

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact

1 Due to circumstances beyond his control, one of our directors, Mr. Schiavone, was unable to participate in the signing of this report.