Form 10-Q
period 2010-03-31
National Interstate CORP
filed 2010-05-07
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
The number of shares outstanding of the registrant’s sole class of common shares as of May 4, 2010 was 19,431,840.

National Interstate Corporation

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $580,707 and $565,753, respectively)	$585,860	$566,901
Equity securities available-for-sale, at fair value (amortized cost — $26,265 and $26,203, respectively)	29,851	28,673
Short-term investments, at cost which approximates fair value	810	811

Total investments	616,521	596,385
Cash and cash equivalents	23,988	18,589
Accrued investment income	5,478	4,926
Premiums receivable, net of allowance for doubtful accounts of $1,097 and $963, respectively	114,580	98,679
Reinsurance recoverable on paid and unpaid losses	151,617	149,949
Prepaid reinsurance premiums	32,443	25,163
Deferred policy acquisition costs	20,223	17,833
Deferred federal income taxes	16,674	18,178
Property and equipment, net	21,745	21,747
Funds held by reinsurer	2,709	3,441
Prepaid expenses and other assets	1,337	863

Total assets	$1,007,315	$955,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Unpaid losses and loss adjustment expenses	$426,882	$417,260
Unearned premiums and service fees	168,086	149,509
Long-term debt	15,000	15,000
Amounts withheld or retained for accounts of others	51,685	51,359
Reinsurance balances payable	17,796	10,540
Accounts payable and other liabilities	31,022	29,371
Commissions payable	8,972	8,164
Assessments and fees payable	3,383	3,233

Total liabilities	722,826	684,436
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,007 and 4,048 shares, respectively, in treasury	234	234
Additional paid-in capital	50,022	49,264
Retained earnings	234,224	225,195
Accumulated other comprehensive income	5,681	2,353
Treasury shares	(5,672)	(5,729)

Total shareholders’ equity	284,489	271,317

Total liabilities and shareholders’ equity	$1,007,315	$955,753

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenues:
Premiums earned	$70,181	$69,439
Net investment income	4,959	5,010
Net realized gains on investments (*)	882	23
Other	818	788

Total revenues	76,840	75,260
Expenses:
Losses and loss adjustment expenses	43,104	39,326
Commissions and other underwriting expenses	14,836	13,019
Other operating and general expenses	3,626	3,292
Expense on amounts withheld	809	867
Interest expense	12	120

Total expenses	62,387	56,624

Income before income taxes	14,453	18,636
Provision for income taxes	3,867	5,990

Net income	$10,586	$12,646

Net income per share — basic	$0.55	$0.66

Net income per share — diluted	$0.55	$0.65

Weighted average of common shares outstanding — basic	19,328	19,300

Weighted average of common shares outstanding — diluted	19,409	19,353

Cash dividends per common share	$0.08	$0.07

(*) Consists of the following:

Net realized gains before impairment losses	$882	$630

Total losses on securities with impairment charges	—	(607)
Non-credit portion in other comprehensive income	—	—

Net impairment charges recognized in earnings	—	(607)

Net realized gains on investments	$882	$23

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

		Additional		Accumulated Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			10,586			10,586
Unrealized appreciation of investment securities, net of tax expense of $1.8 million				3,328		3,328

Comprehensive income						13,914
Dividends on common stock			(1,557)			(1,557)
Issuance of 41,217 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		380			57	437
Tax shortfall realized from exercise of stock options		(50)				(50)
Stock compensation expense		428				428

Balance at March 31, 2010	$234	$50,022	$234,224	$5,681	$(5,672)	$284,489

Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			12,646			12,646
Unrealized depreciation of investment securities, net of tax benefit of $0.8 million				(2,755)		(2,755)

Comprehensive income						9,891
Dividends on common stock			(1,360)			(1,360)
Issuance of 5,152 treasury shares from vesting of restricted stock, net of forfeitures		(70)			7	(63)
Stock compensation expense		365				365

Balance at March 31, 2009	$234	$48,299	$195,473	$(13,368)	$(5,731)	$224,907

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$10,586	$12,646
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	841	555
Provision for depreciation and amortization	550	453
Net realized gains on investment securities	(882)	(23)
Deferred federal income taxes	(288)	15
Stock compensation expense	428	365
Increase in deferred policy acquisition costs, net	(2,390)	(2,935)
Increase (decrease) in reserves for losses and loss adjustment expenses	9,622	(833)
Increase in premiums receivable	(15,901)	(31,931)
Increase in unearned premiums and service fees	18,577	29,046
(Increase) decrease in interest receivable and other assets	(294)	674
Increase in prepaid reinsurance premiums	(7,280)	(9,946)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	2,609	266
Increase in amounts withheld or retained for accounts of others	326	3,049
(Increase) decrease in reinsurance recoverable	(1,668)	2,373
Increase in reinsurance balances payable	7,256	10,993
Other	(47)	—

Net cash provided by operating activities	22,045	14,767

Investing activities
Purchases of fixed maturities	(132,722)	(125,372)
Purchases of equity securities	—	(86)
Proceeds from sale of fixed maturities	9,033	18,010
Proceeds from sale of equity securities	111	320
Proceeds from maturities and redemptions of investments	108,603	89,825
Capital expenditures	(551)	(1,096)

Net cash used in investing activities	(15,526)	(18,399)

Financing activities
Decrease in securities lending collateral	—	16,231
Decrease in securities lending obligation	—	(16,231)
Issuance of common shares from treasury upon exercise of stock options or stock award grants	437	(63)
Cash dividends paid on common shares	(1,557)	(1,360)

Net cash used in financing activities	(1,120)	(1,423)

Net increase (decrease) in cash and cash equivalents	5,399	(5,055)
Cash and cash equivalents at beginning of period	18,589	77,159

Cash and cash equivalents at end of period	$23,988	$72,104

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
2. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires expanded disclosures around significant transfers between levels of the fair value hierarchy and valuation techniques and inputs used in fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the expanded disclosures required by ASU 2010-06 for the quarter ended March 31, 2010.
In June 2009, the FASB updated ASC 810, Consolidation, which amended the guidance for determining whether an enterprise is the primary beneficiary of a variable interest entity (“VIE”) by requiring a qualitative analysis to determine if an enterprise’s variable interest results in a controlling financial interest. ASC 810 is effective for annual reporting periods beginning after November 15, 2009 and interim and annual periods thereafter. The Company adopted ASC 810 on January 1, 2010 and such adoption did not have a material impact on financial condition, results of operations or liquidity.
3. Fair Value Measurements
The Company must determine the appropriate level in the fair value hierarchy for each applicable measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair values for the Company’s investment portfolio are reviewed by company personnel using data from nationally recognized pricing services as well as non-binding broker quotes on a limited basis.
Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including, delinquency rates, estimated defaults and losses, and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and values obtained from brokers and independent financial institutions are reviewed by company personnel who are familiar with the securities being priced and the markets in which they trade to ensure that the fair value determination is representative of an exit price, as defined by accounting standards.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $4.9 million of securities, which are valued based upon a non-binding broker quote and validated by management by observable market data. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2010:

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$213,265	$—	$213,265
State and local government obligations	—	153,863	6,387	160,250
Residential mortgage-backed securities	—	117,428	2,367	119,795
Commercial mortgage-backed securities	—	3,439	—	3,439
Corporate obligations	—	71,525	5,840	77,365
Redeemable preferred stocks	8,921	457	2,368	11,746

Total fixed maturities	8,921	559,977	16,962	585,860
Equity securities:
Perpetual preferred stock	890	151	396	1,437
Common stock	15,298	13,116	—	28,414

Total equity securities	16,188	13,267	396	29,851
Short-term investments	—	810	—	810

Total investments	25,109	574,054	17,358	616,521
Cash and cash equivalents	23,988	—	—	23,988

Total investments and cash and cash equivalents	$49,097	$574,054	$17,358	$640,509

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

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the period:

	Three Months Ended March 31, 2010
		State and Local	Residential
	Corporate	Government	Mortgage-Backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	Securities	Preferred Stock	Stock
			(Dollars in thousands)
Beginning balance at January 1, 2010	$5,842	$6,369	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	113	18	147	15	—
Purchases, issuances, sales and settlements:
Sales (1)	(115)	—	(164)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at March 31, 2010	$5,840	$6,387	$2,367	$2,368	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

(1)	These amounts are attributable to either maturities or principal pay downs.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three month period ended March 31, 2009:

	Three Months Ended March 31, 2009
		State and
		Local	Redeemable	Perpetual	Securities
	Corporate	Government	Preferred	Preferred	Lending
	Obligations	Obligations	Stock	Stock	Collateral
			(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	—	—	—	(170)	(421)
Included in other comprehensive income	35	195	(126)	(998)	150
Purchases, issuances, sales and settlements (1)	(500)	—	—	56	(257)
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at March 31, 2009	$3,830	$6,313	$2,280	$2,153	$4,518

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$(170)	$(421)

(1)	These amounts are attributable to either purchases of securities, principal pay downs or maturities.
4. Investments
Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge recorded in earnings is required to reduce the amortized cost of that security to fair value.

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
March 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$211,321	$2,181	$(237)	$213,265
State and local government obligations	156,354	5,543	(1,647)	160,250
Residential mortgage-backed securities	120,929	2,751	(3,885)	119,795
Commercial mortgage-backed securities	3,720	—	(281)	3,439
Corporate obligations	75,957	2,278	(870)	77,365
Redeemable preferred stock	12,426	100	(780)	11,746

Total fixed maturities	580,707	12,853	(7,700)	585,860
Equity securities:
Perpetual preferred stocks	1,320	118	(1)	1,437
Common stocks	24,945	3,469	—	28,414

Total equity securities	26,265	3,587	(1)	29,851
Short-term investments	810	—	—	810

Total investments	$607,782	$16,440	$(7,701)	$616,521

December 31, 2009:
Fixed Maturities:
U.S. Government and government agency obligations	$211,151	$1,736	$(349)	$212,538
State and local government obligations	151,139	5,436	(1,612)	154,963
Residential mortgage-backed securities	118,967	2,224	(4,478)	116,713
Commercial mortgage-backed securities	4,482	—	(547)	3,935
Corporate obligations	67,588	1,465	(1,629)	67,424
Redeemable preferred stock	12,426	89	(1,187)	11,328

Total fixed maturities	565,753	10,950	(9,802)	566,901
Equity securities:
Perpetual preferred stocks	1,320	109	(9)	1,420
Common stocks	24,883	2,370	—	27,253

Total equity securities	26,203	2,479	(9)	28,673
Short-term investments	811	—	—	811

Total investments	$592,767	$13,429	$(9,811)	$596,385

The amortized cost and fair value of fixed maturities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,132	$22,836
Due after one year through five years	210,142	214,319
Due after five years through ten years	176,874	180,270
Due after ten years	46,910	45,201

	456,058	462,626
Mortgage-backed securities	124,649	123,234

Total	$580,707	$585,860

Gains and losses on the sale of investments, including other-than-temporary impairments charges, were as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Fixed maturity gains	$459	$745
Fixed maturity losses	—	(392)
Equity security gains	423	859
Equity security losses	—	(766)
Securities lending fixed maturity losses	—	(423)

Net realized gains on investments	$882	$23

Pre-tax net realized gains on investments of $0.9 million for the three months ended March 31, 2010 were generated from gains associated with an equity partnership of $0.4 million and realized gains from the sales or calls of fixed maturity securities of $0.5 million, which were primarily from residential mortgage-backed securities. The gains on equity and fixed maturity securities were due to positioning of the portfolio to take advantage of favorable market conditions that increased the value of these securities over book value. There were no impairment charges taken during the three months ended March 31, 2010. Pre-tax net realized gains were $23 thousand for the three months ended March 31, 2009 as gains associated with an equity partnership of $0.9 million and realized gains from the sales or calls of fixed maturity securities of $0.7 million were offset by realized losses of $1.0 million and other-than-temporary impairment charges of $0.6 million. These realized losses were primarily comprised of a $0.6 million loss on equity securities, primarily associated with an equity partnership and a $0.4 million loss on the sale of fixed maturities. The turmoil in the investment markets, which began in 2008 and continued into 2009, resulted in market declines in the portfolio, particularly in the financial and real estate related holdings. For the three months ended March 31, 2009, the Company recorded $0.6 million in other-than-temporary impairment charges, comprised primarily of a $0.2 million charge on an equity preferred stock holding and a $0.4 million charge on a fixed maturity security. Both of these securities experienced credit issues, which in the Company’s estimation made full recovery of the cost of these investments unlikely.
The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair Value	Number			Fair Value	Number
	Fair	Unrealized	as % of	of	Fair	Unrealized	as % of	of
	Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
				(Dollars in thousands)
March 31, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$46,620	$(237)	99.5%	28	$—	$—	—	—
State and local government obligations	16,244	(175)	98.9%	12	6,743	(1,472)	82.1%	6
Residential mortgage-backed securities	13,057	(118)	99.1%	6	7,768	(3,767)	67.3%	7
Commercial mortgage-backed securities	—	—	—	—	3,439	(281)	92.4%	1
Corporate obligations	10,634	(104)	99.0%	24	8,234	(766)	91.5%	6
Redeemable preferred stocks	—	—	—	—	8,899	(780)	91.9%	19

Total fixed maturities	86,555	(634)	99.3%	70	35,083	(7,066)	83.2%	39
Equity securities:
Perpetual preferred stocks	—	—	—	—	102	(1)	99.0%	1

Total equity securities	—	—	—	—	102	(1)	99.0%	1

Total fixed maturities and equity securities	$86,555	$(634)	99.3%	70	$35,185	$(7,067)	83.3%	40

December 31, 2009:
Fixed maturities:
U.S. Government and government agency obligations	$84,971	$(349)	99.6%	46	$—	$—	—	—
State and local government obligations	14,279	(122)	99.2%	13	6,725	(1,490)	81.9%	6
Residential mortgage-backed securities	35,434	(210)	99.4%	20	8,426	(4,268)	66.4%	7
Commercial mortgage-backed securities	—	—	—	—	3,934	(547)	87.8%	2
Corporate obligations	23,189	(459)	98.1%	45	12,150	(1,170)	91.2%	9
Redeemable preferred stocks	—	—	—	—	8,742	(1,187)	88.0%	20

Total fixed maturities	157,873	(1,140)	99.3%	124	39,977	(8,662)	82.2%	44
Equity securities:
Perpetual preferred stocks	—	—	—	—	94	(9)	91.3%	1

Total equity securities	—	—	—	—	94	(9)	91.3%	1

Total fixed maturities and equity securities	$157,873	$(1,140)	99.3%	124	$40,071	$(8,671)	82.2%	45

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $9.8 million at December 31, 2009 to $7.7 million at March 31, 2010. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2009. The $7.7 million in gross unrealized losses at March 31, 2010 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations, corporate obligations and redeemable preferred stocks. The gross unrealized losses on perpetual preferred stocks are minimal and are considered to be temporary. The Company treats its investment-grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 87.2% of all fixed maturity securities with unrealized losses as well as the one perpetual preferred stock security with an unrealized loss.
At March 31, 2010, gross unrealized losses on residential mortgage-backed securities were $3.9 million and represented 50.5% of the total gross unrealized losses on fixed maturities. There were seven securities with gross unrealized losses of $3.8 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had a credit-only other-than-temporary impairment charge and were in a gross unrealized loss position of $2.7 million at March 31, 2010. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management currently believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At March 31, 2010, the state and local government obligations, with gross unrealized losses of $1.6 million, had 12 holdings that were in an unrealized loss position of $0.2 million for less than 12 months and six holdings that were in an unrealized loss position of $1.4 million for more than 12 months. Investment grade securities represented 88.1% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $0.9 million at March 31, 2010. The gross unrealized losses on corporate obligations consisted of 24 holdings that were in an unrealized loss position of $0.1 million for less than 12 months and six holdings with gross unrealized losses of $0.8 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 88.6% of all corporate obligations with unrealized losses greater than 12 months. The redeemable preferred stocks, which are primarily in financial institutions, had gross unrealized losses totaling $0.8 million, with 19 holdings that were in an unrealized loss position for more than 12 months. Investment grade securities represented 12 of the 19 holdings of redeemable preferred stocks with unrealized losses greater than 12 months.
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

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Beginning balance	$1,910	$—
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions	—	—

Ending balance	$1,910	$—

5. Income Taxes
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Federal income tax expense at statutory rate	$5,059	$6,523
Effect of:
Tax-exempt investment income	(374)	(406)
Change in valuation allowance on net capital losses	(810)	(124)
Other items, net	(8)	(3)

	$3,867	$5,990

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$9,582	$8,750
Unpaid losses and loss adjustment expenses	8,925	8,742
Assignments and assessments	623	817
Realized losses on investments, primarily impairments	6,436	6,436
Accrued compensation	1,392	2,218
Other, net	1,477	1,398

	28,435	28,361
Valuation allowance	—	(810)

	28,435	27,551
Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,078)	(6,241)
Unrealized gains on investments	(3,059)	(1,266)
Other, net	(1,624)	(1,866)

Total deferred tax liabilities	(11,761)	(9,373)

Net deferred income tax assets	$16,674	$18,178

Management has reviewed the recoverability of the deferred tax asset and believes that the amount will be recoverable against future earnings. The gross deferred tax assets were reduced by a valuation allowance related to net realized losses on investments of $0.8 million for December 31, 2009, primarily related to impairment charges. There was no such valuation allowance related to net realized losses on investments at March 31, 2010.
6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2010, there were 786,922 of the Company’s common shares reserved for issuance under the LTIP and options for 634,050 shares were outstanding. In March 2010, the Company granted a restricted share award and a stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2010 and 2009, the Company recognized stock-based compensation expense of $0.4 million and related income tax benefits of approximately $0.1 million. In the first quarter of 2010, the Company also recognized compensation expense related to a stock bonus award of approximately $0.1 million.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Net income	$10,586	$12,646

Weighted average shares outstanding during period	19,328	19,300
Additional shares issuable under employee common stock option plans using treasury stock method	81	53

Weighted average shares outstanding assuming exercise of stock options	19,409	19,353

Net income per share:
Basic	$0.55	$0.66
Diluted	$0.55	$0.65
For the quarters ended March 31, 2010 and 2009, there were 522,550 and 465,550 respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2010, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Assumed premiums written	$1,046	$1,178
Assumed premiums earned	772	1,223
Assumed losses and loss adjustment expense incurred	105	1,167
Ceded premiums written	688	1,341
Ceded premiums earned	680	804
Ceded losses and loss adjustment expense recoveries	267	1,225
Payable to Great American as of period end	583	1,138
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
9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Direct premiums written	$104,126	$115,579
Reinsurance assumed	1,678	1,839
Reinsurance ceded	(24,350)	(28,945)

Net premiums written	$81,454	$88,473

Direct premiums earned	$85,718	$86,371
Reinsurance assumed	1,533	2,067
Reinsurance ceded	(17,070)	(18,999)

Total premiums earned	$70,181	$69,439

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2010 and 2009 were $9.1 million and $16.3 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
10. Commitments and Contingencies
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2010 and December 31, 2009, the liability for such assessments was $3.4 million and $3.2 million, respectively, and will be paid over several years as assessed by the various state funds.
11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$37,370	$34,062
Transportation	14,199	16,125
Specialty Personal Lines	14,146	13,790
Hawaii and Alaska	3,319	4,015
Other	1,147	1,447

Total premiums earned	70,181	69,439
Net investment income	4,959	5,010
Net realized gains on investments	882	23
Other	818	788

Total revenues	$76,840	$75,260

12. Subsequent Events
On April 26, 2010, the Company’s principal insurance subsidiary, NIIC, and the Company itself entered into a definitive agreement (the “Agreement”) with UniGroup, Inc. (“UniGroup”) in which NIIC will acquire all of the issued and outstanding capital stock of Vanliner Group, Inc. (“Vanliner”) and the Company will acquire certain information technology assets.
Under the Agreement, which has been approved by the Boards of Directors of all involved parties, the purchase price, estimated to be between $125-135 million, will be the tangible book value of Vanliner at the date of closing, subject to certain adjustments, in addition to a fixed price of $2.95 million for the information technology assets. The Agreement includes a five-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Vanliner wrote approximately $104 million of gross moving and storage premiums in 2009.
Through the acquisition of Vanliner, NIIC will acquire Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. VIC, headquartered in Fenton, Missouri, is licensed in all 50 states and the District of Columbia.

The acquisition of Vanliner is expected to close in the second quarter of 2010, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:
•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	our ability to manage our growth strategy, including the execution and integration of the pending acquisition of Vanliner Group, Inc. (“Vanliner”);

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.
General
We underwrite and sell traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.
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
On April 26, 2010, we and our principal insurance subsidiary, NIIC, entered into a definitive agreement (the “Agreement”) with UniGroup, Inc. (“UniGroup”) in which NIIC will acquire all of the issued and outstanding capital stock of Vanliner and we will acquire certain information technology assets.
Under the Agreement, which has been approved by the Boards of Directors of all involved parties, the purchase price, estimated to be between $125-135 million, will be the tangible book value of Vanliner at the date of closing, subject to certain adjustments, in addition to a fixed price of $2.95 million for the information technology assets. The Agreement includes a five-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup.
Through the acquisition of Vanliner, NIIC will acquire Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. VIC, headquartered in Fenton, Missouri, is licensed in all 50 states and the District of Columbia. The acquisition of Vanliner is expected to close in the second quarter of 2010, subject to the receipt of regulatory approvals and the satisfaction of other customary closing conditions.
While we have incurred some costs associated with the pending transaction that are reflected in our results of operations, the acquisition of Vanliner will not be reflected in our financial statements until consummation.
As of March 31, 2010, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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
Our March 31, 2010 and 2009 net income from operations, change in valuation allowance related to net capital losses, after-tax net realized gains from investments and net income were as follows:

	Three Months Ended March 31,
	2010		2009
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$9,202	$0.48	$12,507	$0.64
Change in valuation allowance related to net capital losses	810	0.04	124	0.01
After-tax net realized gains from investments	574	0.03	15	—

Net income	$10,586	$0.55	$12,646	$0.65

Our net income from operations for the first quarter of 2010 was $9.2 million ($0.48 per share diluted) compared to $12.5 million ($0.64 per share diluted) in 2009, primarily driven by a higher loss and LAE ratio as compared to the first quarter of 2009. The first quarter 2010 loss and LAE ratio of 61.4% is in line with management’s expectations and is more comparable with our historical first quarter results than the lower first quarter 2009 loss and LAE ratio of 56.6%. There were no significant claims severity or frequency trends experienced during the three months ended March 31, 2010. In addition to the increased loss and LAE ratio, our underwriting expense ratio increased 2.7 percentage points to 25.1% in the first quarter of 2010 compared to 22.4% in the first quarter of 2009. This increase is primarily due to a change in various underwriting expenses driven by the mix of business written during the period. Our niche products have varying commissions and other underwriting costs associated with them and as such, the mix of business written in a particular quarter can create fluctuations in underwriting expenses. Accordingly, the increase in commissions and other underwriting expenses experienced during the first quarter of 2010 are not considered to be indicative of an overall trend. Also contributing to the increase in the first quarter of 2010 as compared to the first quarter of 2009 are professional fees and other costs associated with ongoing product development initiatives and the pending acquisition of Vanliner.

Income tax expense was positively impacted by reductions of $0.8 million ($0.04 per share diluted) and $0.1 million ($0.01 per share diluted) in the valuation allowance on deferred tax assets related to net realized losses on investments, primarily impairment charges, for the three months ended March 31, 2010 and 2009, respectively. These reductions to the deferred tax valuation allowance were due to both available tax strategies and the future realizability of previously impaired securities.
We had after-tax net realized gains from investments of $0.6 million ($0.03 per share diluted) in the first quarter of 2010 compared to $15 thousand in the first quarter of 2009. Included in the after-tax net realized gains for the first quarter of 2010 are $0.3 million in net realized gains associated with an equity partnership investment and $0.3 million related to sales or calls of fixed maturity securities, primarily residential mortgage-backed securities. There were no other-than-temporary impairment charges recorded during the quarter ended March 31, 2010 as compared to impairment adjustments of $0.6 million recorded during the quarter ended March 31, 2009. The other-than-temporary impairment adjustments in the first quarter of 2009 were offset by net realized gains on sales of securities of $0.6 million.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$65,945	62.3%	$79,377	67.6%
Transportation	18,052	17.1%	16,196	13.8%
Specialty Personal Lines	16,889	16.0%	16,117	13.7%
Hawaii and Alaska	4,001	3.8%	4,561	3.9%
Other	917	0.8%	1,167	1.0%

Gross premiums written	$105,804	100.0%	$117,418	100.0%

Gross premiums written includes both direct and assumed premium. During the first quarter of 2010, our gross premiums written decreased $11.6 million, or 9.9%, compared to the same period in 2009. This decrease is primarily attributable to our alternative risk transfer component, which decreased by $13.4 million, or 16.9%, and was primarily due to a change in the common renewal date for one of our existing captive programs. After renewing for $11.1 million in the first quarter of 2009, one of our largest captive programs requested that their common renewal date be changed from the first quarter to the third quarter of each year to align with the beginning of their fiscal year. As a result of accommodating this change, the premium associated with the renewal of this program will not be reflected in our gross premiums written until the third quarter of 2010. Also contributing to the decrease was management’s decision to reduce lines of coverage written in one of our other captive programs beginning in the second quarter of 2009. Offsetting these decreases were a number of products within our alternative risk transfer component which grew by a total of $5.1 million in the first quarter of 2010, as compared to the first quarter of 2009. These increases were driven by a combination of adding new members to captive programs introduced in 2009, increased vehicle count and mileage-based exposures and near 100% member retention in the group captive programs renewing during the first quarter of 2010. The overall decrease in the alternative risk transfer component was partially offset by a $1.9 million, or 11.5%, increase in our transportation component during the first quarter of 2010 compared to the same period in 2009. The increase in our transportation component is primarily the result of our marketing efforts, including the geographic expansion of our paratransit product and the appointment of additional production sources. These actions lead to increased business submissions and therefore premium growth, particularly in our traditional trucking products. We have placed additional emphasis on seeking out and quoting the very best transportation accounts, all the while continuing to emphasize and maintain our disciplined underwriting approach.
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
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2010 and 2009, we recorded a $0.9 million premium assessment and a $1.9 million return of premium, respectively.

Our specialty personal lines component increased $0.8 million, or 4.8%, during the first quarter of 2010 compared to the same period in 2009, primarily due to the continued growth in the number of policies in force in our commercial vehicle product. Commercial vehicles’ growth is directly attributable to an increase in the number of quoting agents, the introduction of the product into two additional states, expanded marketing initiatives and product technology enhancements. The growth in our commercial vehicle product was partially offset by a decrease in our recreational vehicle product, which has seen an increase in competitor activity as decreased discretionary spending has created a decline in the demand for recreational vehicles.
Premiums Earned
2010 compared to 2009. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$37,370	$34,062	$3,308	9.7%
Transportation	14,199	16,125	(1,926)	(11.9%)
Specialty Personal Lines	14,146	13,790	356	2.6%
Hawaii and Alaska	3,319	4,015	(696)	(17.3%)
Other	1,147	1,447	(300)	(20.7%)

Total premiums earned	$70,181	$69,439	$742	1.1%

Our premiums earned increased $0.8 million, or 1.1%, to $70.2 million during the three months ended March 31, 2010 compared to $69.4 million for the same period in 2009. This increase is primarily attributable to the alternative risk transfer component, which grew $3.3 million, or 9.7%, over 2009 mainly due to the new captive programs introduced throughout 2009. Our specialty personal lines component increased $0.4 million, or 2.6%, due to growth in our commercial vehicle product experienced throughout 2009 that has continued into the first quarter of 2010. These increases were partially offset by decreases in the transportation and Hawaii and Alaska components of $1.9 million and $0.7 million, respectively, resulting from reductions in gross premiums written in these components during 2009. The reductions in gross written premiums were attributable to the 2008-2009 economic downturn, as well as the effects of management’s risk selection and pricing adequacy initiatives which were enacted beginning in late 2008. Our Other component, which is comprised primarily of premium from assigned risk plans from states in which our insurance company subsidiaries operate and over which we have no control, decreased $0.3 million, or 20.7%, during the first quarter of 2010 compared to the same period in 2009.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the losses and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three months ended March 31, 2010, we experienced a modest single digit decrease in rate levels on our renewal business due to the continued soft market.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Gross premiums written	$105,804	$117,418
Ceded reinsurance	(24,350)	(28,945)

Net premiums written	81,454	88,473
Change in unearned premiums, net of ceded	(11,273)	(19,034)

Total premiums earned	$70,181	$69,439

Combined Ratios:
Loss and LAE ratio (1)	61.4%	56.6%
Underwriting expense ratio (2)	25.1%	22.4%

Combined ratio	86.5%	79.0%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2010 compared to 2009. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the first quarter of 2010 increased 4.8 percentage points to 61.4% compared to 56.6% in the same period in 2009. The first quarter 2010 loss and LAE ratio is in line with management’s expectations and is more comparable with our historical results than the lower loss and LAE ratio experienced during the first quarter 2009. There were no significant claims severity or frequency trends experienced during the three months ended March 31, 2010. For the first quarter of 2010, we had favorable development from prior years’ loss reserves of $1.7 million, or 2.4 percentage points, compared to unfavorable development of $0.8 million, or 1.2 percentage points, in the first quarter of 2009. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the first quarter of 2010 increased 2.7 percentage points to 25.1% compared to 22.4% for the same period in 2009. This increase is primarily due to a change in various underwriting expenses driven by the mix of business written during the period. Our niche products have varying commissions and other underwriting costs associated with them and as such, the mix of business written in a particular quarter can create fluctuations in underwriting expenses. Accordingly, the increase in commissions and other underwriting expenses experienced during the first quarter of 2010 are not considered to be indicative of an overall trend. Also contributing to the increase in the first quarter of 2010 as compared to the first quarter of 2009 are professional fees and other costs associated with ongoing product development initiatives and the pending acquisition of Vanliner.
Net Investment Income
2010 compared to 2009. Net investment income remained flat at $5.0 million for both the three months ended March 31, 2010 and 2009, as we continued to experience the effect of the low interest rate environment that was present throughout 2009. As higher yielding investments have matured, the proceeds have been reinvested in the lower yielding securities available in the market.
Net Realized Gains on Investments
2010 compared to 2009. Pre-tax net realized gains on investments were $0.9 million for the first quarter of 2010 compared to $23 thousand for the first quarter of 2009. The pre-tax net realized gains for the first quarter of 2010 were generated from gains associated with an equity partnership of $0.4 million and realized gains from the sales or calls of fixed maturity securities of $0.5 million, which were primarily from residential mortgage-backed securities. There were no impairment charges taken during the quarter ended March 31, 2010. In the first quarter of 2009, the continued turmoil in the investment markets resulted in market declines in our portfolio, particularly in our financial and real estate related holdings. This had an adverse impact on our investment portfolio, as net realized gains from sales of $0.6 million were offset by an other-than-temporary impairment charge of $0.6 million related primarily to a preferred stock holding and one fixed maturity investment with market values that were significantly below cost.
Commissions and Other Underwriting Expenses
2010 compared to 2009. During the first quarter of 2010, commissions and other underwriting expenses of $14.8 million increased $1.8 million, or 14.0%, from $13.0 million in the comparable period in 2009. This increase is primarily due to a change in various underwriting expenses driven by the mix of business written during the period. Our niche products have varying commissions and other underwriting costs associated with them and as such, the mix of business written in a particular quarter can create fluctuations in underwriting expenses. Accordingly, the increase in commissions and other underwriting expenses experienced during the first quarter of 2010 are not considered to be indicative of an overall trend. Also contributing to the increase in the first quarter of 2010 as compared to the first quarter of 2009 are consulting fees and other costs associated with ongoing product development initiatives.

Other Operating and General Expenses
2010 compared to 2009. During the first quarter of 2010, other operating and general expenses of $3.6 million increased $0.3 million, or 10.1%, from $3.3 million in the comparable period in 2009. This increase is primarily related to legal fees and other costs incurred primarily as a result of the pending acquisition of Vanliner.
Income Taxes
2010 compared to 2009. The effective tax rate of 26.8% for the three month period ended March 31, 2010, decreased 5.3 percentage points, from 32.1%, as compared to the same period in 2009. The first quarter 2010 income tax expense was favorably impacted by a decrease in our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities, thereby decreasing our effective tax rate.
Financial Condition
Investments
At March 31, 2010, our investment portfolio contained $585.9 million in fixed maturity securities and $29.9 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2010, we had pre-tax net unrealized gains of $5.2 million on fixed maturities and pre-tax net unrealized gains of $3.6 million on equity securities.
At March 31, 2010, 94.8% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at March 31, 2010 is shown in the following table. Approximately $4.7 million of fixed maturities and $13.1 million of equity securities had no unrealized gains or losses at March 31, 2010.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$459,532	$121,638
Amortized cost of securities	446,679	129,338
Gross unrealized gain or (loss)	$12,853	$(7,700)
Fair value as a % of amortized cost	102.9%	94.0%
Number of security positions held	456	109
Number individually exceeding $50,000 gain or (loss)	85	22
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$2,181	$(237)
State, municipalities and political subdivisions	5,543	(1,647)
Residential mortgage-backed securities	2,751	(3,885)
Commercial mortgage-backed securities	—	(281)
Banks, insurance and brokers	1,257	(1,413)
Industrial and other	1,121	(237)
Percent rated investment grade (1)	96.8%	87.2%
Equity Securities:
Fair value of securities	$16,633	$102
Cost of securities	13,046	103
Gross unrealized gain or (loss)	$3,587	$(1)
Fair value as a % of cost	127.5%	99.0%
Number individually exceeding $50,000 gain or (loss)	9	—

(1)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2010, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	4.4%	2.0%
After one year through five years	38.9%	25.9%
After five years through ten years	30.2%	33.9%
After ten years	5.0%	18.3%

	78.5%	80.1%
Mortgage-backed securities	21.5%	19.9%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At March 31, 2010
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
	Fair Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (61 issues)	$101,035	$4,898	105.1%
More than one year (24 issues)	30,775	2,089	107.3%
Less than $50,000 (371 issues)	327,722	5,866	101.8%

	$459,532	$12,853

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$5,202	$(99)	98.1%
More than one year (21 issues)	24,514	(6,848)	78.2%
Less than $50,000 (87 issues)	91,922	(753)	99.2%

	$121,638	$(7,700)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (9 issues)	$14,582	$3,433	130.8%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (20 issues)	2,051	154	108.1%

	$16,633	$3,587

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (2 issues)	102	(1)	99.0%

	$102	$(1)

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

Premiums receivable increased $15.9 million, or 16.1%, and unearned premiums increased $18.6 million, or 12.4%, from December 31, 2009 to March 31, 2010. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct premiums written in the first quarter of 2010 as compared to the fourth quarter of 2009.
Prepaid reinsurance premiums increased $7.3 million, or 28.9%, and reinsurance balances payable increased $7.3 million, or 68.8%, from December 31, 2009 to March 31, 2010. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premium for the first quarter of 2010 as compared to the fourth quarter of 2009.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2010, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $5.4 million from $19.4 million at December 31, 2009 to $24.8 million at March 31, 2010. We generated net cash from operations of $22.0 million for the three months ended March 31, 2010, compared to $14.7 million during the comparable period in 2009. This increase of $7.3 million is primarily attributable to a decrease in claim payments in the first quarter of 2010 compared to the same period in 2009.
Net cash used in investing activities was $15.5 million and $18.4 million for the three months ended March 31, 2010 and 2009, respectively. This $2.9 million decrease in cash used in investing activities was primarily related to an $18.8 million increase in the proceeds from maturities and redemptions of investments, which was offset by a $9.0 million decrease in the proceeds from the sale of fixed maturity securities and a $7.4 million increase in the purchases of fixed maturity investments in 2010. The increase in maturities and redemptions of fixed maturity investments in the first quarter of 2010 was due to an increase in scheduled maturities as compared to the first quarter of 2009. The decrease in the proceeds from the sale of fixed maturities in the first quarter of 2010, compared to the same period in 2009, is a result of taking advantage of the improving market conditions in the first quarter of 2009 to realize gains on portions of our fixed maturity portfolio. The increase in purchases of fixed maturity investments was primarily due to our increased utilization of cash and cash equivalents to invest in a combination of state and local government bonds, residential mortgage-backed agency securities and corporate obligations.
Net cash used in financing activities was $1.1 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
On April 26, 2010, we announced that NIIC entered into a definitive agreement to acquire Vanliner in an all cash transaction estimated to be valued between $125 million and $135 million. We plan to finance this acquisition primarily with cash, a portion of which may be generated through the sale of portfolio securities. We do not believe that such sales of portfolio securities would result in significant realized losses on disposal. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our line of credit.
We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. At March 31, 2010 there was $15 million drawn on this credit facility. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at March 31, 2010. As of March 31, 2010, the interest rate on this debt is equal to the six-month LIBOR (0.5% at November 27, 2009) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2010, we were in compliance with all financial covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements, inclusive of the pending acquisition of Vanliner, for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of other-than-temporary impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2010 and December 31, 2009, we had $426.9 million and $417.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2009 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2010 and December 31, 2009.
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
Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 – “Investments.”
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no impairment charges taken during the quarter ended March 31, 2010. During the quarter ended March 31, 2009, we recorded $0.6 million in other-than-temporary impairments. The other-than-temporary impairment charges were comprised primarily of a $0.2 million charge on an equity preferred stock holding and a $0.4 million charge on a fixed maturity security as both of these securities experienced credit issues, which in our estimation made full recovery of the cost of these investments unlikely. In all instances of calculating an other-than-temporary impairment loss we adjusted the cost or amortized cost of the investment down to its fair market value. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first quarter of 2010, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009. However, as noted in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” on April 26, 2010, we announced the execution of a definitive agreement to purchase Vanliner. See the aforementioned section for further discussion of this pending acquisition.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2010, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, Note 16 to the Consolidated Financial Statements included therein and Note 10 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. [RESERVED]
ITEM 5. Other Information
None.
ITEM 6. Exhibits
3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

10.1	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: May 7, 2010	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 7, 2010	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)