Form 10-Q
period 2010-06-30
National Interstate CORP
filed 2010-08-04
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of July 30, 2010 was 19,432,218.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1.  Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $470,339 and $565,753, respectively)	$479,381	$566,901
Equity securities available-for-sale, at fair value (amortized cost — $26,086 and $26,203, respectively)	27,394	28,673
Short-term investments, at cost which approximates fair value	765	811

Total investments	507,540	596,385
Cash and cash equivalents	42,826	18,589
Accrued investment income	4,187	4,926
Deposit in advance of acquisition	128,059	—
Premiums receivable, net of allowance for doubtful accounts of $1,020 and $963, respectively	139,994	98,679
Reinsurance recoverable on paid and unpaid losses	145,030	149,949
Prepaid reinsurance premiums	39,488	25,163
Deferred policy acquisition costs	22,502	17,833
Deferred federal income taxes	17,344	18,178
Property and equipment, net	21,773	21,747
Funds held by reinsurer	3,248	3,441
Prepaid expenses and other assets	814	863

Total assets	$1,072,805	$955,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$423,118	$417,260
Unearned premiums and service fees	191,922	149,509
Long-term debt	45,000	15,000
Amounts withheld or retained for accounts of others	52,006	51,359
Reinsurance balances payable	22,326	10,540
Accounts payable and other liabilities	33,973	29,371
Commissions payable	9,486	8,164
Assessments and fees payable	3,314	3,233

Total liabilities	781,145	684,436
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 4,007 and 4,048 shares, respectively, in treasury	234	234
Additional paid-in capital	50,086	49,264
Retained earnings	240,284	225,195
Accumulated other comprehensive income	6,728	2,353
Treasury shares	(5,672)	(5,729)

Total shareholders’ equity	291,660	271,317

Total liabilities and shareholders’ equity	$1,072,805	$955,753

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Premiums earned	$69,233	$69,663	$139,414	$139,102
Net investment income	5,012	4,919	9,971	9,929
Net realized gains on investments (*)	1,669	1,048	2,551	1,071
Other	976	960	1,794	1,748

Total revenues	76,890	76,590	153,730	151,850
Expenses:
Losses and loss adjustment expenses	46,032	39,440	89,136	78,766
Commissions and other underwriting expenses	14,735	15,357	29,571	28,376
Other operating and general expenses	3,996	3,203	7,622	6,495
Expense on amounts withheld	926	900	1,735	1,767
Interest expense	92	212	104	332

Total expenses	65,781	59,112	128,168	115,736

Income before income taxes	11,109	17,478	25,562	36,114
Provision for income taxes	3,491	5,369	7,358	11,359

Net income	$7,618	$12,109	$18,204	$24,755

Net income per share — basic	$0.39	$0.63	$0.94	$1.28

Net income per share — diluted	$0.39	$0.63	$0.94	$1.28

Weighted average of common shares outstanding — basic	19,343	19,301	19,336	19,301

Weighted average of common shares outstanding - diluted	19,456	19,359	19,424	19,351

Cash dividends per common share	$0.08	$0.07	$0.16	$0.14

(*)	Consists of the following:

Net realized gains before impairment losses	$1,770	$1,674	$2,652	$2,304

Total losses on securities with impairment charges	—	(3,640)	—	(4,247)
Non-credit portion in other comprehensive income	(101)	3,014	(101)	3,014

Net impairment charges recognized in earnings	(101)	(626)	(101)	(1,233)

Net realized gains on investments	$1,669	$1,048	$2,551	$1,071

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			18,204			18,204
Unrealized appreciation of investment securities, net of tax of $2.4 million				4,375		4,375

Comprehensive income						22,579
Dividends on common stock			(3,115)			(3,115)
Issuance of 41,579 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		387			57	444
Tax shortfall realized from exercise of stock options		(50)				(50)
Stock compensation expense		485				485

Balance at June 30, 2010	$234	$50,086	$240,284	$6,728	$(5,672)	$291,660

Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			24,755			24,755
Unrealized appreciation of investment securities, net of tax of $2.5 million				4,813		4,813

Comprehensive income						29,568
Dividends on common stock			(2,720)			(2,720)
Issuance of 5,595 treasury shares from restricted stock issued, net of forfeitures		(63)			8	(55)
Stock compensation expense		680				680

Balance at June 30, 2009	$234	$48,621	$206,222	$(5,800)	$(5,730)	$243,547

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income	$18,204	$24,755
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,368	1,280
Provision for depreciation and amortization	1,112	922
Net realized gains on investment securities	(2,551)	(1,071)
Deferred federal income taxes	(1,522)	152
Stock compensation expense	485	680
Increase in deferred policy acquisition costs, net	(4,669)	(2,881)
Increase in reserves for losses and loss adjustment expenses	5,858	4,985
Increase in premiums receivable	(41,315)	(43,838)
Increase in unearned premiums and service fees	42,413	34,046
Decrease in interest receivable and other assets	981	254
Increase in prepaid reinsurance premiums	(14,325)	(12,048)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	6,005	(6,184)
Increase in amounts withheld or retained for accounts of others	647	2,961
Decrease in reinsurance recoverable	4,919	2,948
Increase in reinsurance balances payable	11,786	10,978
Other	(58)	—

Net cash provided by operating activities	29,338	17,939

Investing activities
Purchases of fixed maturities	(191,247)	(204,681)
Purchases of equity securities	—	(4,392)
Proceeds from sale of fixed maturities	70,911	37,029
Proceeds from sale of equity securities	156	6,189
Proceeds from maturities and redemptions of investments	216,940	179,154
Deposit in advance of acquisition	(128,059)	—
Capital expenditures	(1,131)	(1,819)

Net cash (used in) provided by investing activities	(32,430)	11,480

Financing activities
Decrease in securities lending collateral	—	49,313
Decrease in securities lending obligation	—	(95,828)
Additional long-term borrowings	30,000	—
Issuance of common shares from treasury upon exercise of stock options or stock award grants	444	(55)
Cash dividends paid on common shares	(3,115)	(2,720)

Net cash provided by (used in) financing activities	27,329	(49,290)

Net increase (decrease) in cash and cash equivalents	24,237	(19,871)
Cash and cash equivalents at beginning of period	18,589	77,159

Cash and cash equivalents at end of period	$42,826	$57,288

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
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
2. Subsequent Events — Acquisition of Vanliner Group, Inc.
Effective July 1, 2010, the Company’s principal insurance subsidiary, NIIC, and the Company itself completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and the Company acquired certain information technology assets. The purchase price of $128.1 million, paid in cash from funds on hand and available under the Company’s credit facility, represents Vanliner’s estimated tangible book value at closing, as well as $2.95 million in information technology assets acquired by the Company. The purchase price may be adjusted based on Vanliner’s final closing balance sheet, deliverable to the Company within 60 days subsequent to the closing date, and certain financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable balance sheet developments inure to UniGroup.
Through the acquisition of Vanliner, NIIC acquired Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. This industry was the Company’s primary strategic objective associated with the acquisition. VIC, headquartered in Fenton, Missouri, is licensed in all 50 states and the District of Columbia. VIC wrote approximately $104 million of gross moving and storage premiums in 2009, representing approximately 58% of its total business.
The Company has taken certain actions and incurred certain costs associated with the transaction prior to the acquisition date, totaling $0.9 million, which are reflected in the Company’s financial statements. However, the assets acquired and liabilities assumed and the results of Vanliner’s operations are not reflected in the Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2010 as the closing date of the acquisition and effective control of Vanliner was consummated on July 1, 2010. The acquisition will be accounted for under the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations. The acquisition method of accounting requires, among other things, that all assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.
The terms of the Purchase Agreement provide for a 60 day period following the closing date during which UniGroup will finalize Vanliner’s closing balance sheet, which will include the effects of certain transactions required by the Purchase Agreement. Due to this provision of the Purchase Agreement, Vanliner’s final closing balance sheet and the associated financial data are not available as of the date of this filing. As a result, it is impracticable for the Company to provide the amounts to be recognized as of the acquisition date for major classes of assets acquired and liabilities assumed, as well as the pro forma revenues and earnings of the combined entity for either the three or six months ended June 30, 2010. This information will be included in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2010.

3. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures. ASU 2010-06 requires expanded disclosures around significant transfers between levels of the fair value hierarchy and valuation techniques and inputs used in fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the expanded disclosures required by ASU 2010-06 beginning in 2010.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $4.8 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2010:

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$159,872	$—	$159,872
State and local government obligations	—	126,155	3,964	130,119
Residential mortgage-backed securities	—	98,535	2,067	100,602
Commercial mortgage-backed securities	—	3,433	—	3,433
Corporate obligations	—	68,108	5,561	73,669
Redeemable preferred stocks	8,832	447	2,407	11,686

Total fixed maturities	8,832	456,550	13,999	479,381
Equity securities:
Perpetual preferred stock	827	105	396	1,328
Common stock	13,129	12,937	—	26,066

Total equity securities	13,956	13,042	396	27,394
Short-term investments	—	765	—	765

Total investments	22,788	470,357	14,395	507,540
Cash and cash equivalents	42,826	—	—	42,826

Total investments and cash and cash equivalents	$65,614	$470,357	$14,395	$550,366

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

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2010. The following tables’ present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010
		State and	Residential
		Local	Mortgage-	Redeemable	Perpetual
	Corporate	Government	Backed	Preferred	Preferred
	Obligations	Obligations	Securities	Stock	Stock
	(Dollars in thousands)
Beginning balance at April 1, 2010	$5,840	$6,387	$2,367	$2,368	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(101)	577	54	39	—
Purchases, issuances, sales and settlements:
Sales (1)	(178)	(3,000)	(354)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at June 30, 2010	$5,561	$3,964	$2,067	$2,407	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

(1)	These amounts are attributable to either principal pay downs or calls during the three months ended June 30, 2010.

	Six Months Ended June 30, 2010
		State and	Residential
		Local	Mortgage-	Redeemable	Perpetual
	Corporate	Government	Backed	Preferred	Preferred
	Obligations	Obligations	Securities	Stock	Stock
	(Dollars in thousands)
Beginning balance at January 1, 2010	$5,842	$6,369	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	12	595	201	54	—
Purchases, issuances, sales and settlements:
Sales (1)	(293)	(3,000)	(518)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at June 30, 2010	$5,561	$3,964	$2,067	$2,407	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

(1)	These amounts are attributable to either principal pay downs or calls during the six months ended June 30, 2010.

The following tables’ present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009
		State and	Residential
		Local	mortgage-	Redeemable	Perpetual	Securities
	Corporate	Government	backed	Preferred	Preferred	Lending
	Obligations	Obligations	securities	Stock	Stock	Collateral
			(Dollars in thousands)
Beginning balance at April 1, 2009	$3,830	$6,313	$—	$2,280	$2,153	$4,518
Total gains or (losses):
Included in earnings	—	—	(497)	—	—	—
Included in other comprehensive income	(145)	25	700	19	2,549	396
Purchases, issuances, sales and settlements (1)	—	—	(42)	—	(4,306)	(230)
Transfers in and/or (out) of Level 3 (2)	2,140	—	2,544	—	—	(4,684)

Ending balance at June 30, 2009	$5,825	$6,338	$2,705	$2,299	$396	$—

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(497)	$—	$—	$—

(1)	These amounts are attributable to either purchases of securities, principal pay downs, conversions or maturities during the three months ended June 30, 2009.

(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the three months ended June 30, 2009.

	Six Months Ended June 30, 2009
		State and	Residential
		Local	mortgage-	Redeemable	Perpetual	Securities
	Corporate	Government	backed	Preferred	Preferred	Lending
	Obligations	Obligations	securities	Stock	Stock	Collateral
	(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	—	—	(497)	—	(170)	(421)
Included in other comprehensive income	(110)	220	700	(107)	1,551	546
Purchases, issuances, sales and settlements (1)	(500)	—	(42)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3 (2)	2,140	—	2,544	—	—	(4,684)

Ending balance at June 30, 2009	$5,825	$6,338	$2,705	$2,299	$396	$—

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$(497)	$—	$(170)	$(421)

(1)	These amounts are attributable to either purchases of securities, principal pay downs, conversions or maturities during the six months ended June 30, 2009.
(2)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the six months ended June 30, 2009.
5. Investments
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
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
June 30, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$156,454	$3,438	$(20)	$159,872
State and local government obligations	124,978	6,094	(953)	130,119
Residential mortgage-backed securities	100,718	3,620	(3,736)	100,602
Commercial mortgage-backed securities	3,720	—	(287)	3,433
Corporate obligations	72,043	2,624	(998)	73,669
Redeemable preferred stock	12,426	106	(846)	11,686

Total fixed maturities	470,339	15,882	(6,840)	479,381
Equity securities:
Perpetual preferred stocks	1,320	60	(52)	1,328
Common stocks	24,766	1,317	(17)	26,066

Total equity securities	26,086	1,377	(69)	27,394
Short-term investments	765	—	—	765

Total investments	$497,190	$17,259	$(6,909)	$507,540

December 31, 2009:
Fixed Maturities:
U.S. Government and government agency obligations	$211,151	$1,736	$(349)	$212,538
State and local government obligations	151,139	5,436	(1,612)	154,963
Residential mortgage-backed securities	118,967	2,224	(4,478)	116,713
Commercial mortgage-backed securities	4,482	—	(547)	3,935
Corporate obligations	67,588	1,465	(1,629)	67,424
Redeemable preferred stock	12,426	89	(1,187)	11,328

Total fixed maturities	565,753	10,950	(9,802)	566,901
Equity securities:
Perpetual preferred stocks	1,320	109	(9)	1,420
Common stocks	24,883	2,370	—	27,253

Total equity securities	26,203	2,479	(9)	28,673
Short-term investments	811	—	—	811

Total investments	$592,767	$13,429	$(9,811)	$596,385

The amortized cost and fair value of fixed maturities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.1 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized
	Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$12,957	$13,319
Due after one year through five years	159,882	164,356
Due after five years through ten years	164,070	169,935
Due after ten years	28,992	27,736

	365,901	375,346
Mortgage-backed securities	104,438	104,035

Total	$470,339	$479,381

Gains and losses on the sale of investments, including other-than-temporary impairments charges, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$1,949	$817	$2,408	$1,562
Fixed maturity losses	(102)	(641)	(102)	(1,032)
Equity security gains	121	2,022	544	2,880
Equity security losses	(299)	(1,150)	(299)	(1,916)
Securities lending fixed maturity losses	—	—	—	(423)

Net realized gains on investments	$1,669	$1,048	$2,551	$1,071

Pre-tax net realized gains were $1.7 million and $2.6 million for the three and six months ended June 30, 2010, respectively. The net realized gains for both the three and six month periods ended June 30, 2010 were primarily generated from net realized gains associated with the sales of securities of $2.0 million and $2.5 million, respectively, and gains associated with an equity partnership investment of $0.1 million and $0.5 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and the Company sold these securities in order to generate funds for the July 1, 2010 purchase of Vanliner. Partially offsetting these gains were losses associated with an equity partnership of $0.3 million and an other-than-temporary impairment charge of $0.1 million for both the three and six months ended June 30, 2010. The $0.1 million other-than-temporary impairment charge was recorded on a mortgage-backed security, for which a previous impairment charge had been recorded. The other-than temporary impairment charge on this security was separated into: a credit loss of $0.1 million, which is recognized in earnings, and a reduction in the non-credit loss of $0.1 million, which was previously included in other comprehensive income. The credit loss of $0.1 million was the result of management’s analysis that we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed security and that the recovery of expected principal will take longer than previously expected.
Pre-tax net realized gains were $1.0 million and $1.1 million for the three and six months ended June 30, 2009, respectively. The net realized gains for both the three and six month period ended June 30, 2009 were primarily generated from gains on an equity partnership of $1.8 million and $2.2 million, respectively, and realized gains from sales or calls of fixed maturity securities of $0.8 million and $1.6 million, respectively. These gains were partially offset by realized losses for both the three and six months ended June 30, 2009 of approximately $1.0 million on the conversion of a perpetual preferred stock to common stock on a financial institution holding and realized losses on sales of fixed maturities of $0.4 million for the six months ended June 30, 2009. Also offsetting these gains were other-than-temporary impairment charges of $0.6 million and $1.2 million for the three and six months ended June 30, 2009, respectively. The other-than-temporary impairment charge of $0.6 million primarily consisted of a $0.5 million charge on two mortgage-backed securities. Included in the other-than-temporary impairment charge of $1.2 million for the six months ended June 30, 2009 was a $0.4 million charge on one fixed maturity investment previously held within the securities lending collateral portfolio. These securities experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely. The credit charge on the mortgage-backed securities of $0.5 million was written down to the present value of the expected cash flows and a non-credit charge of $3.0 million was included in other comprehensive income.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
			Value	Number			Value	Number
		Unrealized	as % of	of	Fair	Unrealized	as % of	of
	Fair Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
				(Dollars in thousands)
June 30, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$8,122	$(20)	99.8%	5	$—	$—	—	—
State and local government obligations	5,645	(65)	98.9%	4	4,326	(888)	83.0%	5
Residential mortgage-backed securities	2,587	(12)	99.5%	3	6,809	(3,724)	64.6%	6
Commercial mortgage-backed securities	—	—	—	—	3,433	(287)	92.3%	1
Corporate obligations	9,389	(155)	98.4%	56	6,156	(843)	88.0%	5
Redeemable preferred stocks	249	(1)	99.6%	1	8,833	(845)	91.3%	19

Total fixed maturities	25,992	(253)	99.0%	69	29,557	(6,587)	81.8%	36
Equity securities:
Perpetual preferred stocks	611	(51)	92.3%	4	102	(1)	99.0%	1
Common stocks	595	(17)	97.2%	2	—	—	—	—

Total equity securities	1,206	(68)	94.7%	6	102	(1)	99.0%	1

Total fixed maturities and equity securities	$27,198	$(321)	98.8%	75	$29,659	$(6,588)	81.8%	37

December 31, 2009:
Fixed maturities:
U.S. Government and government agency obligations	$84,971	$(349)	99.6%	46	$—	$—	—	—
State and local government obligations	14,279	(122)	99.2%	13	6,725	(1,490)	81.9%	6
Residential mortgage-backed securities	35,434	(210)	99.4%	20	8,426	(4,268)	66.4%	7
Commercial mortgage-backed securities	—	—	—	—	3,934	(547)	87.8%	2
Corporate obligations	23,189	(459)	98.1%	45	12,150	(1,170)	91.2%	9
Redeemable preferred stocks	—	—	—	—	8,742	(1,187)	88.0%	20

Total fixed maturities	157,873	(1,140)	99.3%	124	39,977	(8,662)	82.2%	44
Equity securities:
Perpetual preferred stocks	—	—	—	—	94	(9)	91.3%	1

Total equity securities	—	—	—	—	94	(9)	91.3%	1

Total fixed maturities and equity securities	$157,873	$(1,140)	99.3%	124	$40,071	$(8,671)	82.2%	45

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $9.8 million at December 31, 2009 to $6.9 million at June 30, 2010. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2009. The $6.9 million in gross unrealized losses at June 30, 2010 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations, corporate obligations and redeemable preferred stocks. The gross unrealized losses on perpetual preferred stocks and common stocks are minimal and are considered to be temporary. The Company treats its investment grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 65.4% of all fixed maturity securities with unrealized losses as well as 96.2% of perpetual preferred securities with unrealized losses.
At June 30, 2010, gross unrealized losses on residential mortgage-backed securities were $3.7 million and represented 54.6% of the total gross unrealized losses on fixed maturities. There were six securities with gross unrealized losses of $3.7 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $2.6 million at June 30, 2010. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management currently believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At June 30, 2010, the state and local government obligations, with gross unrealized losses of $1.0 million, had four holdings that were in an unrealized loss position of $0.1 million for less than 12 months and five holdings that were in an unrealized loss position of $0.9 million for more than 12 months. Investment grade securities represented 82.0% of all state and local government obligations with unrealized losses greater than 12 months. Corporate obligations had gross unrealized losses totaling $1.0 million at June 30, 2010. The gross unrealized losses on corporate obligations consisted of 56 holdings that were in an unrealized loss position of $0.2 million for less than 12 months and five holdings with gross unrealized losses of $0.8 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 85.4% of all corporate obligations with unrealized losses greater than 12 months. The redeemable preferred stocks, which are primarily in financial institutions, had gross unrealized losses totaling $0.8 million, with 19 holdings that were in an unrealized loss position for more than 12 months. Investment grade securities represented 12 of the 19 holdings of redeemable preferred stocks with unrealized losses greater than 12 months.
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
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$1,910	$—	$1,910	$—
Additional credit impairments on:
Previously impaired securities	101	—	101	—
Securities without prior impairments	—	534	—	534
Reductions	(37)	—	(37)	—

Ending balance	$1,974	$534	$1,974	$534

6. Long-term Debt
At June 30, 2010 and December 31, 2009, long-term debt outstanding was $45.0 million and $15.0 million, respectively.
The Company has a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at June 30, 2010. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at June 30, 2010.
On June 24, 2010, the Company drew $30 million from this credit facility to help fund the purchase of Vanliner. As of June 30, 2010, the interest rate under this Credit Agreement is equal to the six-month LIBOR (0.75% at June 30, 2010) plus 65 basis points, with interest payments due quarterly.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2010, the Company was in compliance with all financial covenants.

7. Income Taxes
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$3,888	$6,117	$8,947	$12,640
Effect of:
Tax-exempt investment income	(377)	(460)	(751)	(867)
Change in valuation allowance on net capital losses	—	(481)	(810)	(605)
Other items, net	(20)	193	(28)	191

	$3,491	$5,369	$7,358	$11,359

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$10,716	$8,750
Unpaid losses and loss adjustment expenses	9,048	8,742
Assignments and assessments	721	817
Realized losses on investments, primarily impairments	6,309	6,436
Accrued compensation	2,084	2,218
Other, net	1,224	1,398

	30,102	28,361
Valuation allowance	—	(810)

	30,102	27,551
Deferred Tax Liabilities:
Deferred policy acquisition costs	(7,876)	(6,241)
Unrealized gains on investments	(3,622)	(1,266)
Other, net	(1,260)	(1,866)

Total deferred tax liabilities	(12,758)	(9,373)

Net deferred income tax assets	$17,344	$18,178

Management has reviewed the recoverability of the deferred tax asset and believes that the amount will be recoverable against future earnings. The gross deferred tax assets were reduced by a valuation allowance related to net realized losses on investments of $0.8 million for December 31, 2009, primarily related to impairment charges. There was no such valuation allowance related to net realized losses on investments subsequent to March 31, 2010.
8. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2010, there were 786,560 of the Company’s common shares reserved for issuance under the LTIP and options for 654,050 shares were outstanding. In March 2010, the Company granted a restricted share award and a stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended June 30, 2010, the Company recognized stock-based compensation expense, inclusive of options forfeited during the quarter, of $57 thousand with related income tax benefits of approximately $48 thousand, as compared to stock-based compensation expense of $0.3 million and related income tax benefits of approximately $0.1 million for the same period in 2009. For the six months ended June 30, 2010 and 2009, the Company recognized stock-based compensation expense, inclusive of options forfeited, of $0.5 million and $0.7 million, respectively, with related income tax benefits of approximately $0.1 million. In the first six months of 2010, the Company also recognized compensation expense related to a stock bonus award of approximately $0.1 million.

9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$7,618	$12,109	$18,204	$24,755

Weighted average shares outstanding during period	19,343	19,301	19,336	19,301
Additional shares issuable under employee common stock option plans using treasury stock method	113	58	88	50

Weighted average shares outstanding assuming exercise of stock options	19,456	19,359	19,424	19,351

Net income per share:
Basic	$0.39	$0.63	$0.94	$1.28
Diluted	$0.39	$0.63	$0.94	$1.28
For the three months ended June 30, 2010 and 2009, there were 344,113 and 498,050, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2010 and 2009, there were 438,550 and 498,050, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
10. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2010, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$1,241	$858	$2,287	$2,036
Assumed premiums earned	799	984	1,571	2,207
Assumed losses and loss adjustment expense incurred	544	1,117	649	2,284
Ceded premiums written	694	838	1,383	2,179
Ceded premiums earned	623	791	1,303	1,595
Ceded losses and loss adjustment expense recoveries	1,434	446	1,701	1,671
Payable to Great American as of period end	540	688	540	688
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

11. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$108,239	$91,042	$212,365	$206,621
Reinsurance assumed	2,487	1,718	4,165	3,557
Reinsurance ceded	(24,799)	(20,346)	(49,149)	(49,291)

Net premiums written	$85,927	$72,414	$167,381	$160,887

Direct premiums earned	$85,103	$85,843	$170,821	$172,214
Reinsurance assumed	1,884	1,846	3,417	3,912
Reinsurance ceded	(17,754)	(18,026)	(34,824)	(37,024)

Total premiums earned	$69,233	$69,663	$139,414	$139,102

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2010 and 2009 were $15.9 million and $9.9 million, respectively, and were $25.0 million and $26.2 million for the six months ended June 30, 2010 and 2009, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
12. Commitments and Contingencies
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2010 and December 31, 2009, the liability for such assessments was $3.3 million and $3.2 million, respectively, and will be paid over several years as assessed by the various state funds.

13. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$35,003	$34,923	$72,373	$68,985
Transportation	14,984	15,649	29,183	31,774
Specialty Personal Lines	14,538	14,075	28,684	27,865
Hawaii and Alaska	3,361	3,819	6,680	7,834
Other	1,347	1,197	2,494	2,644

Total premiums earned	69,233	69,663	139,414	139,102
Net investment income	5,012	4,919	9,971	9,929
Net realized gains on investments	1,669	1,048	2,551	1,071
Other	976	960	1,794	1,748

Total revenues	$76,890	$76,590	$153,730	$151,850

14. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the three months ended June 30, 2010 and 2009 of $8.7 million and $19.7 million, respectively. Total comprehensive income for the six months ended June 30, 2010 and 2009 was $22.6 million and $29.6 million, respectively.
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
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:
•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	our ability to manage our growth strategy, including the integration of Vanliner Group, Inc. (“Vanliner”);

•	customer response to new products and marketing initiatives;

•	tax law changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.
General
We underwrite and sell traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Effective July 1, 2010, with the acquisition of Vanliner Insurance Company, we also now underwrite and sell insurance products for moving and storage transportation companies.
Effective July 1, 2010, we have five active property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and seven other agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC, are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 24 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. We anticipate that HIL will also provide reinsurance for VIC during the latter part of 2010 under our new ownership. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our seven agency and service subsidiaries to sell and service our insurance business.
As stated above, effective July 1, 2010, we and our principal insurance subsidiary, NIIC, completed the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. The purchase price of $128.1 million, paid in cash from funds on hand and available under our credit facility, represents Vanliner’s estimated tangible book value at closing, as well as $2.95 million for the information technology assets. The purchase price may be adjusted based on Vanliner’s final closing balance sheet, deliverable to us within 60 days subsequent to the closing date, and certain financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable balance sheet developments inure to UniGroup.
Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. This industry was our primary strategic objective associated with the acquisition. VIC wrote approximately $104 million of gross moving and storage premiums in 2009, representing approximately 58% of its total business.
We have taken certain actions and incurred certain costs associated with the transaction prior to the acquisition date that are reflected in our financial statements. However, the assets acquired and liabilities assumed and the results of Vanliner’s operations are not reflected in our Consolidated Financial Statements as of and for the three and six months ended June 30, 2010, as the closing date and effective control of Vanliner was consummated on July 1, 2010.
As of June 30, 2010, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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
Our June 30, 2010 and 2009 net income from operations, change in valuation allowance related to net capital losses, after-tax net realized gains from investments and net income were as follows:

	Three Months Ended June 30,
	2010		2009
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$6,534	$0.33	$10,948	$0.57
Change in valuation allowance related to net capital losses	—	—	481	0.02
After-tax net realized gains from investments	1,084	0.06	680	0.04

Net income	$7,618	$0.39	$12,109	$0.63

	Six Months Ended June 30,
	2010		2009
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$15,736	$0.81	$23,455	$1.21
Change in valuation allowance related to net capital losses	810	0.04	605	0.03
After-tax net realized gains from investments	1,658	0.09	695	0.04

Net income	$18,204	$0.94	$24,755	$1.28

Our net income from operations for the three and six months ended June 30, 2010 was $6.5 million ($0.33 per share diluted) and $15.7 million ($0.81 per share diluted), respectively, compared to $10.9 million ($0.57 per share diluted) and $23.5 million ($1.21 per share diluted) for the same periods in 2009. The loss and LAE ratios for the second quarter and first half of 2010 were 66.5% and 63.9%, respectively, which are several percentage points higher than our historical ratios. In contrast, the favorable claims activity levels experienced throughout the first half of 2009 resulted in loss and LAE ratios of 56.6% for both the second quarter and first six months of 2009, both of which were several percentage points better than our historical ratios. It is not unusual for our business to experience quarterly loss and LAE fluctuations given our niche orientation and policy loss limits for certain commercial coverages. While we have initiated underwriting and pricing actions for products in our specialty personal lines component, the elevated loss and LAE ratio for the six months ended June 30, 2010 is consistent with our expectations and appears to be primarily due to the timing of claims activity. The underwriting expense ratios of 25.6% and 25.4% for the second quarter and first six months of 2010, respectively, were in line with management’s expectations. Included in the increase for the first half of 2010 are costs associated with the Vanliner acquisition which contributed 0.6 percentage points to the underwriting expense ratio.
During the second quarter of 2009, income tax expense was positively impacted by a reduction of $0.5 million ($0.02 per share diluted) in the valuation allowance on deferred tax assets related to net realized losses on investments, primarily impairment charges. Valuation allowance reductions of $0.8 million ($0.04 per share diluted) and $0.6 million ($0.03 per share diluted) were recorded for the six months ended June 30, 2010 and 2009, respectively. All reductions to the deferred tax valuation allowance were due to both available tax strategies and the future realizability of previously impaired securities. Subsequent to March 31, 2010, we no longer have a valuation allowance against any deferred tax assets.
We had after-tax net realized gains from investments of $1.1 million ($0.06 per share diluted) and $1.7 million ($0.09 per share diluted) for the second quarter and first six months of 2010, respectively, compared to $0.7 million ($0.04 per share diluted) reported for both comparative periods in 2009. Included in the after-tax net realized gains for the second quarter and first six months of 2010 are net realized gains associated with security sales to generate funds for the Vanliner acquisition of $1.3 million and $1.6 million, respectively. Partially offsetting these gains were other-than-temporary impairment charges of $0.1 million for both the quarter and six months ended June 30, 2010. Net realized gains from the sales of securities of $1.2 million and $1.4 million for the three and six months ended June 30, 2009, respectively, were partially offset by other-than-temporary impairment adjustments of $0.6 million and $1.2 million, respectively.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$68,217	61.6%	$53,972	58.2%
Transportation	19,038	17.2%	16,114	17.4%
Specialty Personal Lines	17,784	16.1%	17,401	18.7%
Hawaii and Alaska	4,175	3.8%	4,078	4.4%
Other	1,512	1.3%	1,195	1.3%

Gross premiums written	$110,726	100.0%	$92,760	100.0%

	Six Months Ended June 30,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$134,162	62.0%	$133,349	63.4%
Transportation	37,090	17.1%	32,310	15.4%
Specialty Personal Lines	34,673	16.0%	33,518	16.0%
Hawaii and Alaska	8,176	3.8%	8,639	4.1%
Other	2,429	1.1%	2,362	1.1%

Gross premiums written	$216,530	100.0%	$210,178	100.0%

Gross premiums written includes both direct and assumed premium. During the second quarter of 2010, our gross premiums written increased $18.0 million, or 19.4%, compared to the same period in 2009. This increase is primarily attributable to our alternative risk transfer component, which increased by $14.2 million, or 26.4%. The growth in this component is primarily due to the addition of two new customers to our large account captive product in the second quarter of 2010 totaling approximately $7.1 million, as well as the combination of adding new members to captive programs introduced in 2009, increased vehicle count and mileage-based exposures and near 100% member retention in the group captive programs which renewed during the period. Our transportation component increased $2.9 million, or 18.1%, with the growth primarily concentrated in our traditional trucking and passenger transportation products. The growth in these products is mainly attributable to the addition of new customers and improved retention rates with existing customers as compared to the second quarter of 2009.
During the first six months of 2010, our gross premiums written increased $6.4 million, or 3.0%, compared to the same period in 2009. This increase is primarily attributable to our transportation component, which increased $4.8 million, or 14.8%, and is primarily the result of our continued focus on marketing efforts, including the appointment of additional production sources. These actions have lead to increased business submissions and therefore premium growth. We have placed additional emphasis on seeking out and quoting the very best truck and passenger transportation accounts, all the while continuing to emphasize and maintain our disciplined underwriting approach. Also contributing to the increase in gross premiums written is our specialty personal lines component, which increased $1.2 million, or 3.4%, during the first six months of 2010 compared to the same period in 2009, primarily due to the continued growth in our commercial vehicle product, as we introduced the product into four additional states, bringing the total number of states to seven. Commercial vehicles’ growth slowed in the second quarter of 2010 reflecting the underwriting and pricing actions that were initiated during the fourth quarter of 2009. The growth in our commercial vehicle product was partially offset by a decrease in our recreational vehicle product, which has seen an increase in competitor activity as decreased discretionary spending has created a decline in the demand for recreational vehicles.
Our alternative risk transfer component increased $0.8 million, or 0.6%, during the first six months of 2010 compared to the same period in 2009, primarily due to the addition of two new customers to our large account captive products and growth in existing programs, totaling approximately $21.3 million. The growth in the alternative risk transfer component was partially offset by a change in the common renewal date for one of our existing captive programs. After renewing for $11.1 million in the first quarter of 2009, one of our largest captive customers requested that their common renewal date be changed from the first quarter to the third quarter of each year to align with the beginning of their fiscal year. As a result of accommodating this change, the premium associated with the renewal of this customer will not be reflected in our gross premiums written until the third quarter of 2010. Exclusive of this change in the product’s renewal date, our total gross premiums written for the 2010 six month period would have been $227.6 million, an 8.3% increase over 2009. Also contributing to the decrease was management’s decision to reduce lines of coverage written in one of our other captive programs beginning in the second quarter of 2009.

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
As part of our captive programs, we have analyzed, on a quarterly basis, captive members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the second quarter of 2010 and 2009, we recorded a $1.2 million return of premium and a $0.4 million premium assessment, respectively. For the first half of 2010 and 2009, we recorded a return of premium of $0.3 million and $1.5 million, respectively.
Premiums Earned
Three months ended June 30, 2010 compared to June 30, 2009. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$35,003	$34,923	$80	0.2%
Transportation	14,984	15,649	(665)	(4.2%)
Specialty Personal Lines	14,538	14,075	463	3.3%
Hawaii and Alaska	3,361	3,819	(458)	(12.0%)
Other	1,347	1,197	150	12.5%

Total premiums earned	$69,233	$69,663	$(430)	(0.6%)

Our premiums earned decreased $0.4 million, or 0.6%, to $69.2 million during the three months ended June 30, 2010 compared to $69.6 million for the same period in 2009. This slight decrease is primarily attributable to the transportation and Hawaii and Alaska components which, compared to 2009, decreased $0.7 million and $0.5 million, respectively. Such decreases are primarily attributed to reductions in gross premiums written in these components during 2009, which is directly related to the effect the 2008-2009 economic downturn had on our customers, as well as the effects of management’s risk selection and pricing adequacy initiatives which were enacted beginning in late 2008 and continued into 2009. These decreases were partially offset by an increase of $0.5 million, or 3.3%, in the specialty personal lines component, due to the continued premium growth in our commercial vehicle product. Our Other component, which is comprised primarily of premium from assigned risk plans from states in which our insurance company subsidiaries operate and over which we have no control, increased $0.2 million, or 12.5%, during the second quarter of 2010 compared to the same period in 2009.
Six months ended June 30, 2010 compared to June 30, 2009. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$72,373	$68,985	$3,388	4.9%
Transportation	29,183	31,774	(2,591)	(8.2%)
Specialty Personal Lines	28,684	27,865	819	2.9%
Hawaii and Alaska	6,680	7,834	(1,154)	(14.7%)
Other	2,494	2,644	(150)	(5.7%)

Total premiums earned	$139,414	$139,102	$312	0.2%

Our premiums earned increased $0.3 million, or 0.2%, to $139.4 million during the six months ended June 30, 2010 compared to $139.1 million for the same period in 2009. This increase is primarily attributable to the alternative risk transfer component, which grew $3.4 million, or 4.9%, over 2009 mainly due to the new captive programs introduced throughout 2009. Our specialty personal lines component increased $0.8 million, or 2.9%, resulting from the growth in our commercial vehicle product experienced throughout 2009 and into 2010. These increases were partially offset by decreases in the transportation and Hawaii and Alaska components of $2.6 million and $1.2 million, respectively, resulting from reductions in gross premiums written in these components during 2009, which were attributable to the 2008-2009 economic downturn and the effects of risk selection and pricing adequacy initiatives undertaken in 2008 and 2009. Our Other component, which is comprised primarily of premium from assigned risk plans from states in which our insurance company subsidiaries operate and over which we have no control, decreased $0.2 million, or 5.7%, during the first six months of 2010 compared to the same period in 2009.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and six months ended June 30, 2010, we experienced a modest single digit decrease in rate levels on our renewal business due to the continued soft market.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$110,726	$92,760	$216,530	$210,178
Ceded reinsurance	(24,799)	(20,346)	(49,149)	(49,291)

Net premiums written	85,927	72,414	167,381	160,887
Change in unearned premiums, net of ceded	(16,694)	(2,751)	(27,967)	(21,785)

Total premiums earned	$69,233	$69,663	$139,414	$139,102

Combined Ratios:
Loss and LAE ratio (1)	66.5%	56.6%	63.9%	56.6%
Underwriting expense ratio (2)	25.6%	25.3%	25.4%	23.8%

Combined ratio	92.1%	81.9%	89.3%	80.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended June 30, 2010 compared to June 30, 2009. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. The loss and LAE ratio for the second quarter of 2010 increased 9.9 percentage points to 66.5% compared to 56.6% in the same period in 2009, which is several percentage points higher than our historical ratio for the second quarter. In contrast, the second quarter 2009 loss and LAE ratio was several percentage points better than our historical ratio. It is not unusual for our business to experience quarterly loss and LAE fluctuations given our niche orientation and policy loss limits for certain commercial coverages. With the exception of our specialty personal lines component for which underwriting and pricing actions were initiated beginning in the fourth quarter of 2009, the elevated loss and LAE ratio for second quarter of 2010 appears to be primarily due to the timing of claims activity. For the second quarter of 2010, we had favorable development from prior years’ loss reserves of $1.5 million, or 2.2 percentage points, compared to favorable development of $1.4 million, or 2.0 percentage points, in the second quarter of 2009. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio for the second quarter of 2010 remained flat at 25.6% compared to 25.3% for the same period in 2009. Included in the underwriting expense ratio for the three months ended June 30, 2010 are costs associated with the Vanliner acquisition totaling 0.8 percentage points.
Six months ended June 30, 2010 compared to June 30, 2009. The loss and LAE ratio for the six months ended June 30, 2010 increased 7.3 percentage points to 63.9% compared to 56.6% in the same period in 2009 due to the factors discussed above for the three month period. While we have initiated underwriting and pricing actions for products in our specialty personal lines component beginning in the fourth quarter of 2009, the elevated loss and LAE ratio for the six months ended June 30, 2010 is consistent with our expectations and appears to be primarily due to the timing of claims activity. For the first half of 2010, we had favorable development from prior years’ loss reserves of $3.2 million, or 2.3 percentage points, compared to favorable development of prior years’ loss reserves of $0.6 million, or 0.4 percentage points, in the first six months of 2009.
The underwriting expense ratio for the six months ended June 30, 2010 increased 1.6 percentage points to 25.4% compared to 23.8% for the same period in 2009. Excluding costs associated with the Vanliner acquisition, our underwriting expense ratio would have been 24.8%. This increase is primarily due to a change in various underwriting expenses driven by the mix of business written during the period. Our niche products have varying commissions and other underwriting costs associated with them and as such, the mix of business written in a particular period can create fluctuations in underwriting expenses. Accordingly, the increase in commissions and other underwriting expenses experienced during the first half of 2010 are not considered to be indicative of an overall trend.
Net Investment Income
2010 compared to 2009. For the three and six month periods ended June 30, 2010, net investment income was $5.0 million and $10.0 million, respectively, compared to $4.9 million and $9.9 million for the same periods in 2009. Throughout the second quarter and first half of 2010, we continued to experience the effect of the low interest rate environment that was present throughout 2009 which offsets the growth in the portfolio. Cash flows, including those from higher yielding investments that have matured, have been reinvested in similar but lower yielding securities available in the market. In addition, the investment portfolio was strategically positioned during 2010 to provide liquidity for funding the Vanliner acquisition.
Net Realized Gains on Investments
2010 compared to 2009. Pre-tax net realized gains on investments were $1.7 million for the second quarter of 2010 compared to $1.0 million for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, pre-tax net realized gains were $2.6 million and $1.1 million, respectively. The pre-tax net realized gains for both the three and six months ended June 30, 2010 were primarily generated from net realized gains associated with security sales to generate funds for the Vanliner acquisition totaling $2.0 million and $2.5 million, respectively. Additionally, we recorded gains of $0.1 million and $0.5 million associated with an equity partnership investment for the three and six months ended June 30, 2010, respectively. Offsetting these gains were losses associated with an equity partnership of $0.3 million and an other-than-temporary impairment credit loss of $0.1 million relating to one mortgage-backed security, both recorded during the second quarter of 2010. The net realized gains for the three and six month period ended June 30, 2009 were primarily generated from gains on an equity partnership of $1.8 million and $2.2 million, respectively. Partially offsetting these gains were other-than-temporary impairment charges of $0.6 and $1.2 million for the three and six months ended June 30, 2009, respectively. The other-than-temporary impairment charge of $0.6 million primarily consisted of a $0.5 million charge on two mortgage-backed securities. Included in the other-than-temporary impairment charge of $1.2 million for the six months ended June 30, 2009 was a $0.4 million charge on one fixed maturity investment previously held within the securities lending collateral portfolio. Additionally, we had net realized gains due to sales and calls of securities held within our fixed income portfolio of $1.2 million, which were offset by a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding.
Commissions and Other Underwriting Expenses
2010 compared to 2009. During the second quarter of 2010, commissions and other underwriting expenses of $14.7 million decreased $0.6 million, or 4.1%, from $15.3 million in the comparable period in 2009. For the six months ended June 30, 2010 and 2009, commissions and other underwriting expenses were $29.6 million and $28.4 million, respectively, increasing $1.2 million, or 4.2%. Our niche products have varying commissions and other underwriting expenses which can fluctuate depending on the mix of business written during a given period. Accordingly, the changes in commissions and other underwriting expenses experienced during the second quarter and first half of 2010 are considered to be normal and not indicative of any overall trends. Also contributing to the increase in the first half of 2010 as compared to the first half of 2009 are consulting fees and other costs associated with ongoing product development initiatives.
Other Operating and General Expenses
2010 compared to 2009. During the second quarter of 2010, other operating and general expenses of $4.0 million increased $0.8 million, or 24.8%, from $3.2 million in the comparable period in 2009. For the six months ended June 30, 2010 and 2009, other operating and general expenses were $7.6 million and $6.5 million, respectively, increasing $1.1 million, or 17.4%. Both the quarter and year-to-date increases relate to professional fees and other costs incurred primarily as a result of the Vanliner acquisition.
Income Taxes
2010 compared to 2009. The effective tax rate of 31.4% for the three month period ended June 30, 2010, increased 0.7 percentage points, from 30.7%, as compared to the same period in 2009. The 2010 year-to-date effective tax rate decreased 2.7 percentage points to 28.8%, as compared to 31.5% for the same period in 2009. Our 2010 income tax expense was favorably impacted by a first quarter 2010 reduction to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities, thereby decreasing our effective tax rate. During the second quarter of 2009, our effective tax rate was favorably impacted by a decrease in the valuation allowance, whereas no such adjustment was made during the second quarter of 2010, as no valuation allowance against deferred tax assets existed subsequent to March 31, 2010, thus creating an increase in the effective tax rate compared to the same period in 2009.
Financial Condition
Investments
At June 30, 2010, our investment portfolio contained $479.4 million in fixed maturity securities and $27.4 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At June 30, 2010, we had pre-tax net unrealized gains of $9.0 million on fixed maturities and $1.3 million on equity securities, respectively.
At June 30, 2010, 93.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2010 is shown in the following table. Approximately $0.2 million of fixed maturities and $12.9 million of equity securities had no unrealized gains or losses at June 30, 2010.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$423,612	$55,549
Amortized cost of securities	407,730	62,389
Gross unrealized gain or (loss)	$15,882	$(6,840)
Fair value as a % of amortized cost	103.9%	89.0%
Number of security positions held	413	105
Number individually exceeding $50,000 gain or (loss)	122	21
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,438	$(20)
State, municipalities and political subdivisions	6,094	(953)
Residential mortgage-backed securities	3,620	(3,736)
Commercial mortgage-backed securities	—	(287)
Banks, insurance and brokers	1,233	(1,525)
Industrial and other	1,497	(319)
Percent rated investment grade (1)	97.7%	65.4%
Equity Securities:
Fair value of securities	$13,148	$1,308
Cost of securities	11,771	1,377
Gross unrealized gain or (loss)	$1,377	$(69)
Fair value as a % of cost	111.7%	95.0%
Number individually exceeding $50,000 gain or (loss)	7	—

(1)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2010, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	2.9%	1.8%
After one year through five years	35.8%	22.5%
After five years through ten years	36.7%	26.0%
After ten years	3.1%	26.6%

	78.5%	76.9%
Mortgage-backed securities	21.5%	23.1%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At June 30, 2010
		Aggregate	Fair Value
	Aggregate	Unrealized Gain	as % of
	Fair Value	(Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (94 issues)	$158,964	$7,689	105.1%
More than one year (28 issues)	37,394	3,098	109.0%
Less than $50,000 (291 issues)	227,254	5,095	102.3%

	$423,612	$15,882

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$1,930	$(70)	96.5%
More than one year (20 issues)	21,270	(6,326)	77.1%
Less than $50,000 (84 issues)	32,349	(444)	98.6%

	$55,549	$(6,840)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (7 issues)	$11,927	$1,301	112.2%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (15 issues)	1,221	76	106.6%

	$13,148	$1,377

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (7 issues)	1,308	(69)	95.0%

	$1,308	$(69)

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

Premiums receivable increased $41.3 million, or 41.9%, and unearned premiums increased $42.4 million, or 28.4%, from December 31, 2009 to June 30, 2010. The increase in premiums receivable and unearned premiums is primarily due to an increase in direct premiums written in our alternative risk transfer component in the second quarter of 2010 as compared to the fourth quarter of 2009.
Prepaid reinsurance premiums increased $14.3 million, or 56.9%, and reinsurance balances payable increased $11.8 million, or 111.8%, from December 31, 2009 to June 30, 2010. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premium in the alternative risk transfer component for the second quarter of 2010 as compared to the fourth quarter of 2009.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2010, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods has enabled us to extend slightly the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $24.2 million from $19.4 million at December 31, 2009 to $43.6 million at June 30, 2010. We generated net cash from operations of $29.3 million for the six months ended June 30, 2010, compared to $17.9 million during the comparable period in 2009. This increase of $11.4 million is attributable to various fluctuations within our operating activities, primarily driven by the growth in our gross premiums written in the first six months of 2010 compared to the same period in 2009.
Net cash used in investing activities was $32.4 million for the six months ended June 30, 2010, compared to net cash provided by investing activities of $11.5 million for the same period in 2009. This $43.9 million increase in cash used in investing activities was primarily related to the $128.1 million deposited on June 30, 2010 for the July 1, 2010 purchase of Vanliner. In order to generate funds to finance the acquisition, we positioned our portfolio to capitalize on maturities and redemptions of investments, as well as increased our sales of fixed maturity securities. These actions resulted in additional proceeds from maturities and redemptions of investments and sales of fixed maturity securities of $37.8 million and $33.9 million, respectively, over the same period in 2009.
Net cash provided by financing activities was $27.3 million for the six months ended June 30, 2010, compared to net cash used in financing activities of $49.3 million for the same period in 2009. This $76.6 million increase in net cash provided by financing activities was primarily driven by the termination of our securities lending program in June 2009, as well as $30 million drawn on our credit facility in June 2010, to help fund the purchase of Vanliner.
Effective July 1, 2010, NIIC completed the acquisition of Vanliner in an all cash transaction valued at $128.1 million, subject to adjustment based on Vanliner’s final closing balance sheet and certain financial guarantees. We financed this acquisition with cash, a portion of which was generated through the sale of portfolio securities and, to a lesser extent, with our credit facility. Such sales of portfolio securities did not result in significant realized losses on disposal. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit.
We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. At June 30, 2010 there was $45 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or

0.65% at June 30, 2010. As of June 30, 2010, the interest rate on this debt is equal to the six-month LIBOR (0.75% at June 30, 2010) plus 65 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2010, we were in compliance with all financial covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements, inclusive of the acquisition of Vanliner, for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2010 and December 31, 2009, we had $423.1 million and $417.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2009 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2010 and December 31, 2009.
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
Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 – “Investments.”
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During both the three and six months ended June 30, 2010, we recorded an other-than-temporary impairment charge on one mortgage-backed security, for which a previous impairment charge had been recorded. The other-than-temporary impairment charge on this security was separated into: a credit loss of $0.1 million, which is recognized in earnings, and a reduction in the non-credit loss of $0.1 million, which was previously included in other comprehensive income. The credit loss of $0.1 million was the result of management’s analysis that we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed security and that the recovery of expected principal will take longer than previously expected.
For the three and six months ended June 30, 2009, we recorded $0.6 million and $1.2 million, respectively, in other-than-temporary impairments on investments that had experienced credit issues. Of the $0.6 million of other-than-temporary impairments taken during the second quarter of 2009, $0.5 million related to two non-agency mortgage-backed securities and $0.1 million related to one corporate note. The other-than-temporary impairment charge on the two mortgage-backed securities was separated into: a credit loss of $0.5 million, which was recognized in earnings, and a non-credit loss of $3.0 million, which was included in other comprehensive income. The credit loss of $0.5 million was the result of management’s analysis that indicated we may not receive the full principle amounts due to potential defaults on the mortgage loans underlying the mortgage-backed securities. The remaining other-than-temporary impairment charge of $0.1 million was related to an investment that experienced credit issues and about which management had concerns regarding the issuer’s ability to meet its future debt obligations. Included in the other-than-temporary impairment charge of $1.2 million for the six months ended June 30, 2009 was a $0.4 million charge on one fixed maturity investment previously held within the securities lending collateral portfolio. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the second quarter of 2010, we drew $30 million on our Credit Agreement, which was used to help fund the Vanliner acquisition. The table below presents our long term debt obligations by fiscal year as of June 30, 2010. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information on this acquisition. There were no other significant changes to our contractual obligations as reported in our Form 10-K for the year ended December 31, 2009.

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Long term debt obligations	$45,000	$—	$45,000	$—	$—

Total	$45,000	$—	$45,000	$—	$—

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
As of June 30, 2010, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4.	Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2009, Note 16 to the Consolidated Financial Statements included therein and Note 12 to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	[RESERVED]

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

10.1	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation (2)

10.2	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007 (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.

(3)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 4, 2010	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 4, 2010	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)