Form 10-Q
period 2010-09-30
National Interstate CORP
filed 2010-11-09
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
The number of shares outstanding of the registrant’s sole class of common shares as of November 4, 2010 was 19,445,062.

National Interstate Corporation

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,
	2010	December 31, 2009
	(Unaudited)
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $876,914 and $565,753, respectively)	$898,176	$566,901
Equity securities available-for-sale, at fair value (amortized cost — $26,305 and $26,203, respectively)	28,612	28,673
Short-term investments, at cost which approximates fair value	267	811

Total investments	927,055	596,385
Cash and cash equivalents	35,084	18,589
Accrued investment income	8,208	4,926
Premiums receivable, net of allowance for doubtful accounts of $1,253 and $963, respectively	185,766	98,679
Reinsurance recoverable on paid and unpaid losses	209,438	149,949
Prepaid reinsurance premiums	39,691	25,163
Deferred policy acquisition costs	23,331	17,833
Deferred federal income taxes	20,807	18,178
Property and equipment, net	25,038	21,747
Funds held by reinsurer	4,008	3,441
Intangible assets, net	9,049	—
Amounts refundable on estimated purchase price of Vanliner	5,894	—
Prepaid expenses and other assets	4,489	863

Total assets	$1,497,858	$955,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$786,794	$417,260
Unearned premiums and service fees	247,292	149,509
Long-term debt	18,500	15,000
Amounts withheld or retained for accounts of others	58,248	51,359
Reinsurance balances payable	25,941	10,540
Accounts payable and other liabilities	38,776	29,371
Commissions payable	9,639	8,164
Assessments and fees payable	4,739	3,233

Total liabilities	1,189,929	684,436
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 3,994 and 4,048 shares, respectively, in treasury	234	234
Additional paid-in capital	50,358	49,264
Retained earnings	247,670	225,195
Accumulated other comprehensive income	15,320	2,353
Treasury shares	(5,653)	(5,729)

Total shareholders’ equity	307,929	271,317

Total liabilities and shareholders’ equity	$1,497,858	$955,753

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Premiums earned	$111,866	$70,825	$251,280	$209,927
Net investment income	6,440	4,501	16,411	14,430
Net realized gains on investments (*)	983	760	3,534	1,831
Gain on bargain purchase	635	—	635	—
Other	1,030	879	2,824	2,627

Total revenues	120,954	76,965	274,684	228,815
Expenses:
Losses and loss adjustment expenses	85,204	48,286	174,340	127,052
Commissions and other underwriting expenses	18,433	15,189	48,004	43,565
Other operating and general expenses	3,799	3,085	11,421	9,580
Expense on amounts withheld	840	811	2,575	2,578
Interest expense	131	71	235	403

Total expenses	108,407	67,442	236,575	183,178

Income before income taxes	12,547	9,523	38,109	45,637
Provision for income taxes	3,603	1,367	10,961	12,726

Net income	$8,944	$8,156	$27,148	$32,911

Net income per share — basic	$0.46	$0.42	$1.40	$1.71

Net income per share — diluted	$0.46	$0.42	$1.40	$1.70

Weighted average of common shares outstanding — basic	19,344	19,301	19,338	19,301

Weighted average of common shares outstanding — diluted	19,457	19,384	19,431	19,360

Cash dividends per common share	$0.08	$0.07	$0.24	$0.21

(*)	Consists of the following:

Net realized gains before impairment losses	$1,180	$2,035	$3,832	$4,339

Total losses on securities with impairment charges	(197)	(1,275)	(197)	(5,522)
Non-credit portion in other comprehensive income	—	—	(101)	3,014

Net impairment charges recognized in earnings	(197)	(1,275)	(298)	(2,508)

Net realized gains on investments	$983	$760	$3,534	$1,831

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			27,148			27,148
Unrealized appreciation of investment securities, net of tax of $7.0 million				12,967		12,967

Comprehensive income						40,115
Dividends on common stock			(4,673)			(4,673)
Issuance of 54,457 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		414			76	490
Tax benefit realized from exercise of stock options		31				31
Stock compensation expense		649				649

Balance at September 30, 2010	$234	$50,358	$247,670	$15,320	$(5,653)	$307,929

Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			32,911			32,911
Unrealized appreciation of investment securities, net of tax of $7.5 million				14,060		14,060

Comprehensive income						46,971
Dividends on common stock			(4,081)			(4,081)
Issuance of 6,089 treasury shares from restricted stock issued, net of forfeitures		(56)			8	(48)
Stock compensation expense		994				994

Balance at September 30, 2009	$234	$48,942	$213,017	$3,447	$(5,730)	$259,910

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income	$27,148	$32,911
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	3,649	1,940
Provision for depreciation and amortization	1,883	1,350
Net realized gains on investment securities	(3,534)	(1,831)
Gain on bargain purchase	(635)	—
Deferred federal income taxes	(1,542)	(1,871)
Stock compensation expense	649	994
Increase in deferred policy acquisition costs, net	(5,498)	(879)
Increase in reserves for losses and loss adjustment expenses	11,936	17,785
Increase in premiums receivable	(20,708)	(22,664)
Increase in unearned premiums and service fees	24,667	14,397
Decrease (increase) in interest receivable and other assets	9,592	(856)
Increase in prepaid reinsurance premiums	(7,530)	(4,326)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	107	(3,880)
Increase in amounts withheld or retained for accounts of others	1,355	4,656
Decrease (increase) in reinsurance recoverable	11,599	(948)
Increase in reinsurance balances payable	7,462	5,610
Other	(109)	(45)

Net cash provided by operating activities	60,491	42,343

Investing activities
Purchases of fixed maturities	(412,680)	(271,708)
Purchases of equity securities	—	(4,756)
Proceeds from sale of fixed maturities	89,750	39,467
Proceeds from sale of equity securities	654	12,135
Proceeds from maturities and redemptions of investments	314,477	216,345
Acquisition of subsidiary, net of cash and cash equivalents acquired	(33,438)	—
Capital expenditures	(2,107)	(2,592)

Net cash used in investing activities	(43,344)	(11,109)

Financing activities
Decrease in securities lending collateral	—	49,314
Decrease in securities lending obligation	—	(95,828)
Additional long-term borrowings	30,000	—
Reductions of long-term debt	(26,500)	—
Tax benefit realized from exercise of stock options	31	—
Issuance of common shares from treasury upon exercise of stock options or stock award grants	490	(48)
Cash dividends paid on common shares	(4,673)	(4,081)

Net cash used in financing activities	(652)	(50,643)

Net increase (decrease) in cash and cash equivalents	16,495	(19,409)
Cash and cash equivalents at beginning of period	18,589	77,159

Cash and cash equivalents at end of period	$35,084	$57,750

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
Effective July 1, 2010, the Company and its principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”). The Company has accounted for the acquisition under the acquisition method of accounting in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations and the purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their estimated fair value at the acquisition date. See Note 2 — “Acquisition of Vanliner Group, Inc.” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the three and nine months ended September 30, 2010 and the Notes to Consolidated Financial Statements reflect the consolidated results of the Company and Vanliner commencing on July 1, 2010.
The consolidated financial statements include the accounts of the Company and its subsidiaries, NIIC, Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), Vanliner, Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Company (“VRC”), American Highways Insurance Agency, Inc., Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.
These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
2. Acquisition of Vanliner Group, Inc.
Effective July 1, 2010, NIIC and the Company completed the acquisition of Vanliner from UniGroup. Pursuant to the Purchase Agreement (the “Agreement”), NIIC acquired all of the issued and outstanding capital stock of Vanliner and the Company acquired certain named information technology assets. Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. VIC wrote approximately $104 million of gross moving and storage premiums in 2009, representing approximately 58% of its total business. Obtaining a presence in this industry was the Company’s primary strategic objective associated with the acquisition.
The initial purchase price of $128.1 million, paid in cash from available funds, represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million of certain named information technology assets. This estimated purchase price was to be adjusted based on Vanliner’s closing balance sheet delivered to NIIC on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The Agreement provided NIIC with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, NIIC provided a notice of disagreement to UniGroup on October 26, 2010 regarding certain amounts in the closing balance sheet, the net effect of which reduced tangible book value by an additional $1.3 million to $119.2 million. Additional purchase price adjustments may result from the resolution of the notice of disagreement and/or from certain financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable developments related to the closing balance sheet inure to UniGroup. As of the date of this filing, the financial guarantees, which will be re-measured at each subsequent reporting date, have not resulted in a purchase price adjustment or have NIIC and UniGroup resolved the items identified in the notice of disagreement. It is anticipated that the final closing balance sheet and related initial purchase price will be determined by the parties in the fourth quarter of 2010 pursuant to the Agreement.
The acquisition is being accounted for in accordance with ASC 805, Business Combinations. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price allocation is dependent upon the finalization of fair values and the resolution of NIIC’s disagreement with UniGroup related to certain items in the closing balance sheet and is therefore subject to change. Accordingly, the purchase price has been preliminarily allocated based on an estimate of the fair value of assets acquired, liabilities assumed and additional consideration expected to be paid. The estimated fair values disclosed herein were determined based on management’s best estimates and ongoing analyses at the time of this filing. Significant judgment is required to arrive at these estimates of fair value and changes to assumptions used could lead to materially different results. The fair value measurement period will continue into the fourth quarter of 2010 as the finalization of certain valuation analyses could result in changes to management’s assumptions related to the purchase price allocation and estimated bargain purchase.
The estimated purchase consideration consists of cash and additional future consideration as follows (in thousands):

Purchase consideration:
Cash paid	$128,059
Additional future consideration	2,936
Refund based on closing balance sheet delivered by UniGroup	(4,579)
Refund from closing balance sheet adjustments noted during 60 day review	(1,315)

Total purchase consideration	$125,101

The additional future consideration is based on a calculation where the inputs were agreed upon during negotiations and relate to future interest earnings on investments held related to unearned premium on policies in force on the date of acquisition. There is not expected to be significant variability in this schedule of payments and these payments are not contingent on the results of Vanliner during the period in which these payments will be made.
The following table presents the preliminary fair value allocation of the assets acquired and liabilities assumed relating to the acquisition of Vanliner under the fair value hierarchy level as of July 1, 2010:

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Assets:
Investments	$—	$303,033	$—	$303,033
Cash and cash equivalents	94,621	—	—	94,621
Accrued investment income	—	3,589	—	3,589
Premiums receivable, net of allowance for doubtful accounts	—	—	66,183	66,183
Reinsurance recoverable on paid and unpaid losses	—	—	71,088	71,088
Prepaid reinsurance premiums	—	—	6,998	6,998
Deferred federal income taxes	—	—	8,069	8,069
Property and equipment	—	—	2,950	2,950
Intangible assets	—	—	9,061	9,061
Other assets	—	—	14,106	14,106

Total assets	94,621	306,622	178,455	579,698
Liabilities:
Unpaid loss and loss adjustment expenses	—	—	357,598	357,598
Unearned premiums	—	—	73,116	73,116
Payable to reinsurers	—	—	7,939	7,939
Other liabilities	—	—	15,309	15,309

Total liabilities	—	—	453,962	453,962

Net assets acquired				125,736
Adjusted purchase price				125,101

Gain on bargain purchase				$635
The estimated gain on bargain purchase of $0.6 million shown in the table above has been recognized as a separate component of revenues in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010. Because the purchase price of the acquisition was based on Vanliner’s tangible book value at June 30, 2010 and as certain financial guarantees were included in the agreement, the Company anticipated no goodwill would be recognized after recording the fair value of Vanliner’s assets acquired and liabilities assumed. Accordingly, the estimated fair value of net assets acquired was in excess of the total purchase consideration, due to the Company having to recognize intangible assets under purchase accounting, resulting in the estimated gain on bargain purchase. The Company has taken certain actions and incurred certain costs associated with the transaction, totaling approximately $0.1 million and $1.0 million, respectively, which are reflected in “Other operating and general expenses” in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010.
Significant Factors Affecting Acquisition Date Fair Values
Intangibles
The preliminary fair value of intangible assets represents acquired insurance licenses estimated to be $7.7 million and an acquired relationship asset estimated to be $1.4 million, relating to renewal rights, trade names, customer relationships and a distribution network related to UniGroup’s affiliated moving and storage agents that use Vanliner for their commercial insurance needs. The preliminary fair value of the licenses was based upon a market approach methodology using limited available data, which we are continuing to analyze, and the fair value of the relationship asset was estimated based upon an income approach methodology utilizing certain cash flow projections, subject to further confirmation. The intangible asset relating to insurance licenses has an indefinite life and the intangible asset relating to the acquired relationship asset has an estimated life of five years. The Company recorded amortization expense of $0.1 million for both the three and nine months ended September 30, 2010 relating to the relationship asset. Critical inputs into the valuation models of the relationship and other intangible assets included estimations of expected premium, operating margins, capital requirements and historical returns on equity of peer insurance companies.
Loss and Loss Adjustment Expense (“LAE”) Reserves Acquired
The preliminary valuation of loss and loss adjustment expense reserves acquired was determined using preliminary actuarial cash flow models and payment assumptions rather than an observable market price since a liquid market for such underwriting liabilities does not exist. The valuation model used an estimate of future cash flows related to expected liabilities for losses and LAE that a market participant would expect to incur as of the date of the acquisition. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquiror for bearing the risk associated with the liabilities that exist outside of the financial guarantees from UniGroup. The preliminary fair value adjustment for loss and LAE of $1.2 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and LAE. The Company amortized $0.1 million for both the three and nine months ended September 30, 2010.
Non-financial Assets and Liabilities
Receivables, other assets and liabilities were valued at fair value which preliminarily approximated carrying value.
Vanliner’s Contribution to the Company’s Revenues and Income
The following selected financial information summarizes the results of Vanliner from July 1, 2010 that have been included within the Company’s Consolidated Statements of Income (in thousands):

Revenues	$37,688
Net income	$1,622
Proforma Results of Operations
The following unaudited pro forma financial information has been provided to present a summary of the combined results of the Company’s operations with Vanliner’s as if the acquisition has occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above. Future changes to the current book of business which have not been contemplated in this unaudited pro forma financial information, such as, but not limited to, the decision to discontinue an insurance product offering, the impact from underwriting decisions, or a change in risk selection or retention rates, could result in a material favorable or unfavorable impact on the Company’s future results of operations and financial position. Additionally, the estimated gain on bargain purchase has not been included in the unaudited pro forma financial information due to its non-recurring nature.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Pro forma revenues	$119,030	$119,279	$354,716	$350,914
Pro forma net income	8,774	13,118	33,853	50,627
Pro forma net income per share — basic	0.45	0.68	1.75	2.62
Pro forma net income per share — diluted	0.45	0.68	1.74	2.62
3. Recent Accounting Pronouncements
In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, Financial Services — Insurance (“ASU 2010-26”). ASU 2010-26 amends ASC 944, Financial Services — Insurance. ASU 2010-26, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company will adopt ASU 2010-26 on January 1, 2012 and is still in the process of evaluating the impact such adoption will have on financial condition, results of operations and liquidity.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $5.5 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but are unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$224,015	$—	$224,015
Foreign government obligations	—	4,706	—	4,706
State and local government obligations	—	254,024	4,006	258,030
Residential mortgage-backed securities	—	172,928	2,667	175,595
Commercial mortgage-backed securities	—	3,508	—	3,508
Corporate obligations	—	214,643	5,202	219,845
Redeemable preferred stocks	9,752	297	2,428	12,477

Total fixed maturities	9,752	874,121	14,303	898,176
Equity securities:
Perpetual preferred stock	865	128	396	1,389
Common stock	14,020	13,203	—	27,223

Total equity securities	14,885	13,331	396	28,612
Short-term investments	—	267	—	267

Total investments	24,637	887,719	14,699	927,055
Cash and cash equivalents	35,084	—	—	35,084

Total investments and cash and cash equivalents	$59,721	$887,719	$14,699	$962,139

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

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2010. The following tables’ present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010
		State and Local	Residential
	Corporate	Government	Mortgage-Backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	Securities	Preferred Stock	Stock
			(Dollars in thousands)
Beginning balance at July 1, 2010	$5,561	$3,964	$2,067	$2,407	$396
Total gains or (losses):
Included in earnings	(187)	—	—	—	—
Included in other comprehensive income	(109)	42	812	21	—
Purchases, issuances, sales and settlements:
Sales (a)	(63)	—	(212)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2010	$5,202	$4,006	$2,667	$2,428	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(187)	$—	$—	$—	$—

(a)	These amounts are attributable to principal pay downs during the three months ended September 30, 2010.

	Nine Months Ended September 30, 2010
		State and Local	Residential
	Corporate	Government	Mortgage-Backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	Securities	Preferred Stock	Stock
			(Dollars in thousands)
Beginning balance at January 1, 2010	$5,842	$6,369	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	(187)	—	—	—	—
Included in other comprehensive income	(97)	637	1,013	75	—
Purchases, issuances, sales and settlements:
Sales (a)	(356)	(3,000)	(730)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2010	$5,202	$4,006	$2,667	$2,428	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(187)	$—	$—	$—	$—

(a)	These amounts are attributable to either principal pay downs or calls during the nine months ended September 30, 2010.

The following tables’ present reconciliations of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs during the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009
		State and Local	Residential
	Corporate	Government	Mortgage-backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	securities	Preferred Stock	Stock
	(Dollars in thousands)
Beginning balance at July 1, 2009	$5,825	$6,338	$2,705	$2,299	$396
Total gains or (losses):
Included in earnings	65	—	—	—	—
Included in other comprehensive income	65	35	16	47	—
Purchases, issuances, sales and settlements (a)	(77)	—	(227)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2009	$5,878	$6,373	$2,494	$2,346	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$—	$—	$—

(a)	These amounts are attributable to either purchases of securities, principal pay downs, conversions or maturities during the three months ended September 30, 2009.

	Nine Months Ended September 30, 2009
		State and Local	Residential
	Corporate	Government	Mortgage-backed	Redeemable	Perpetual Preferred	Securities Lending
	Obligations	Obligations	securities	Preferred Stock	Stock	Collateral
	(Dollars in thousands)
Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	65	—	(497)	—	(170)	(421)
Included in other comprehensive income	(45)	255	716	(60)	1,551	546
Purchases, issuances, sales and settlements (a)	(577)	—	(269)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3 (b)	2,140	—	2,544	—	—	(4,684)

Ending balance at September 30, 2009	$5,878	$6,373	$2,494	$2,346	$396	$—

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$(497)	$—	$(170)	$(421)

(a)	These amounts are attributable to either purchases of securities, principal pay downs, conversions or maturities during the nine months ended September 30, 2009.

(b)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during the nine months ended September 30, 2009.
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
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
September 30, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$219,715	$4,352	$(52)	$224,015
Foreign government obligations	4,726	—	(20)	4,706
State and local government obligations	248,549	10,347	(866)	258,030
Residential mortgage-backed securities	174,343	4,217	(2,965)	175,595
Commercial mortgage-backed securities	3,720	—	(212)	3,508
Corporate obligations	213,434	7,189	(778)	219,845
Redeemable preferred stock	12,427	237	(187)	12,477

Total fixed maturities	876,914	26,342	(5,080)	898,176
Equity securities:
Perpetual preferred stocks	1,309	80	—	1,389
Common stocks	24,996	2,227	—	27,223

Total equity securities	26,305	2,307	—	28,612
Short-term investments	267	—	—	267

Total investments	$903,486	$28,649	$(5,080)	$927,055

December 31, 2009:
Fixed Maturities:
U.S. Government and government agency obligations	$211,151	$1,736	$(349)	$212,538
State and local government obligations	151,139	5,436	(1,612)	154,963
Residential mortgage-backed securities	118,967	2,224	(4,478)	116,713
Commercial mortgage-backed securities	4,482	—	(547)	3,935
Corporate obligations	67,588	1,465	(1,629)	67,424
Redeemable preferred stock	12,426	89	(1,187)	11,328

Total fixed maturities	565,753	10,950	(9,802)	566,901
Equity securities:
Perpetual preferred stocks	1,320	109	(9)	1,420
Common stocks	24,883	2,370	—	27,253

Total equity securities	26,203	2,479	(9)	28,673
Short-term investments	811	—	—	811

Total investments	$592,767	$13,429	$(9,811)	$596,385

The amortized cost and fair value of fixed maturities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 2.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$25,058	$25,348
Due after one year through five years	322,604	329,150
Due after five years through ten years	258,131	269,973
Due after ten years	93,058	94,602

	698,851	719,073
Mortgage-backed securities	178,063	179,103

Total	$876,914	$898,176

Gains and losses on the sale of investments, including other-than-temporary impairments charges, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$1,020	$266	$3,428	$1,828
Fixed maturity losses	(255)	(1,392)	(357)	(2,424)
Equity security gains	403	1,886	947	4,766
Equity security losses	(185)	—	(484)	(1,916)
Securities lending fixed maturity losses	—	—	—	(423)

Net realized gains on investments	$983	$760	$3,534	$1,831

Pre-tax net realized gains were $1.0 million and $3.5 million for the three and nine months ended September 30, 2010, respectively. The net realized gains for both the three and nine months ended September 30, 2010 were primarily generated from gains associated with the sales of securities of $1.0 million and $3.4 million, respectively, and gains associated with an equity partnership investment of $0.4 million and $0.9 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and include gains from sales to generate funds for the Vanliner acquisition. Offsetting these gains were losses associated with an equity partnership of $0.2 million and $0.5 million and other-than-temporary impairment charges of $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively. The other-than-temporary impairment charges for both the three and nine months ended September 30, 2010, are primarily due to a $0.2 million charge on one corporate bond that had a decrease in market value below book value and, due to the uncertainty of ultimate recovery, the entire impairment was recorded as a credit loss. Included in the remaining other-than-temporary impairment charge for the nine months ended September 30, 2010 is a $0.1 million charge that was recorded on a mortgage-backed security, for which a previous impairment charge had been recorded. The other-than-temporary impairment charge on this security was separated into: a credit loss of $0.1 million, which is recognized in earnings, and a reduction in the non-credit loss of $0.1 million, which was previously included in other comprehensive income. The credit loss of $0.1 million was the result of management’s analysis that the Company may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed security and that the recovery of expected principal will take longer than previously expected.
Pre-tax net realized gains were $0.8 million and $1.8 million for the three and nine months ended September 30, 2009, respectively. The net realized gains for both the three and nine months ended September 30, 2009 were primarily generated from gains on an equity partnership of $1.0 million and $3.6 million, respectively, realized gains from the sales of equity securities of $0.9 million for the three and nine months ended September 30, 2009 and realized gains from the sales or calls of fixed maturity securities of $0.3 and $1.8 million, respectively, for the three and nine months ended September 30, 2009. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and the Company sold these securities to realize these gains. These gains were offset by other-than-temporary impairment charges of $1.3 million and $2.5 million for the three and nine months ended September 30, 2009, respectively, and equity security losses of $1.3 million primarily related to a conversion of a perpetual preferred stock to common stock on a financial institution holding and losses on an equity partnership of $0.5 million for the nine months ended September 30, 2009. The other-than-temporary impairment charge of $1.3 million during the three months and nine months ended September 30, 2009 related to one corporate note in the financial services sector that experienced credit issues and, due to the possibility that this security may have been sold subsequent to September 30, 2009, the entire impairment charge loss was recognized in earnings. Included in the remaining other-than-temporary impairment charge for the nine months ended September 30, 2009 were several securities totaling $0.7 million, including one fixed maturity investment previously held within the securities lending collateral portfolio, which experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely and credit only impairments of $0.5 million on two mortgage-backed securities which were written down to the present value of the expected cash flows. A non-credit charge of $3.0 million relating to these two mortgage-backed securities was included in other comprehensive income for the nine months ended September 30, 2009.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair Value as % of				Fair Value as % of
	Fair Value	Unrealized Losses	Cost	Number of Holdings	Fair Value	Unrealized Losses	Cost	Number of Holdings
				(Dollars in thousands)
September 30, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$52,172	$(52)	99.9%	17	$—	$—	—	—
Foreign government obligations	4,706	(20)	99.6%	3	—	—	—	—
State and local government obligations	6,248	(38)	99.4%	6	3,672	(828)	81.6%	3
Residential mortgage-backed securities	37,743	(203)	99.5%	10	7,245	(2,762)	72.4%	6
Commercial mortgage-backed securities	—	—	—	—	3,507	(212)	94.3%	1
Corporate obligations	7,132	(90)	98.8%	16	6,311	(688)	90.2%	5
Redeemable preferred stocks	—	—	—	—	6,217	(187)	97.1%	10

Total fixed maturities	108,001	(403)	99.6%	52	26,952	(4,677)	85.2%	25
Equity securities:
Perpetual preferred stocks	—	—	—	—	—	—	—	—
Common stocks	—	—	—	—	—	—	—	—

Total equity securities	—	—	—	—	—	—	—	—

Total fixed maturities and equity securities	$108,001	$(403)	99.6%	52	$26,952	$(4,677)	85.2%	25

December 31, 2009:
Fixed maturities:
U.S. Government and government agency obligations	$84,971	$(349)	99.6%	46	$—	$—	—	—
State and local government obligations	14,279	(122)	99.2%	13	6,725	(1,490)	81.9%	6
Residential mortgage-backed securities	35,434	(210)	99.4%	20	8,426	(4,268)	66.4%	7
Commercial mortgage-backed securities	—	—	—	—	3,934	(547)	87.8%	2
Corporate obligations	23,189	(459)	98.1%	45	12,150	(1,170)	91.2%	9
Redeemable preferred stocks	—	—	—	—	8,742	(1,187)	88.0%	20

Total fixed maturities	157,873	(1,140)	99.3%	124	39,977	(8,662)	82.2%	44
Equity securities:
Perpetual preferred stocks	—	—	—	—	94	(9)	91.3%	1

Total equity securities	—	—	—	—	94	(9)	91.3%	1

Total fixed maturities and equity securities	$157,873	$(1,140)	99.3%	124	$40,071	$(8,671)	82.2%	45

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $9.8 million at December 31, 2009 to $5.1 million at September 30, 2010. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2009. The $5.1 million in gross unrealized losses at September 30, 2010 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations and corporate obligations. There were no gross unrealized losses on perpetual preferred stocks and common stocks. Investment grade securities (as determined by nationally recognized rating agencies) represented 90.4% of all fixed maturity securities with unrealized losses.
At September 30, 2010, gross unrealized losses on residential mortgage-backed securities were $3.0 million and represented 58.4% of the total gross unrealized losses on fixed maturities. There were six securities with gross unrealized losses of $2.8 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.7 million at September 30, 2010. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management currently believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At September 30, 2010, the state and local government obligations, with gross unrealized losses of $0.9 million, had three holdings that were in an unrealized loss position of $0.8 million for more than 12 months. Investment grade securities represented 79.3% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $0.8 million at September 30, 2010. The gross unrealized losses on corporate obligations consisted of 16 holdings that were in an unrealized loss position of $0.1 million for less than 12 months and five holdings with gross unrealized losses of $0.7 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 85.2% of all corporate obligations with unrealized losses greater than 12 months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$1,974	$534	$1,910	$—
Additional credit impairments on:
Previously impaired securities	—	—	101	—
Securities without prior impairments	—	—	—	534
Reductions	—	—	(37)	—

Ending balance	$1,974	$534	$1,974	$534

6. Long-term Debt
At September 30, 2010 and December 31, 2009, long-term debt outstanding was $18.5 million and $15.0 million, respectively.
The Company has a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at September 30, 2010. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at September 30, 2010.
On June 24, 2010, the Company drew $30 million from this credit facility to help fund the purchase of Vanliner. During the third quarter of 2010, the Company used available cash to pay down this credit facility by $26.5 million. As of September 30, 2010, the interest rate under this Credit Agreement is equal to the six-month LIBOR (0.75% at September 30, 2010) plus 65 basis points, with interest payments due quarterly.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2010, the Company was in compliance with all financial covenants.

7. Income Taxes
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$4,392	$3,333	$13,338	$15,973
Effect of:
Tax-exempt investment income	(559)	(420)	(1,310)	(1,287)
Change in valuation allowance on net capital losses	—	(1,792)	(810)	(2,397)
Gain on bargain purchase	(222)	—	(222)	—
Other items, net	(8)	246	(35)	437

	$3,603	$1,367	$10,961	$12,726

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$14,541	$8,750
Unpaid losses and loss adjustment expenses	18,486	8,742
Assignments and assessments	1,310	817
Realized losses on investments, primarily impairments	2,035	6,436
Accrued compensation	2,271	2,218
Other, net	2,154	1,398

	40,797	28,361
Valuation allowance	—	(810)

	40,797	27,551
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,166)	(6,241)
Unrealized gains on investments	(8,249)	(1,266)
Other, net	(3,575)	(1,866)

Total deferred tax liabilities	(19,990)	(9,373)

Net deferred income tax assets	$20,807	$18,178

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings. The gross deferred tax assets were reduced by a valuation allowance related to net realized losses on investments of $0.8 million for December 31, 2009, primarily related to impairment charges. There was no such valuation allowance related to net realized losses on investments subsequent to March 31, 2010.
8. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2010, there were 773,682 of the Company’s common shares reserved for issuance under the LTIP and options for 601,550 shares were outstanding. In March 2010, the Company granted a restricted share award and a stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended September 30, 2010, the Company recognized stock-based compensation expense, inclusive of options forfeited during the quarter, of $0.2 million with related income tax benefits of approximately $44 thousand, as compared to stock-based compensation expense of $0.3 million and related income tax benefits of approximately $0.1 million for the same period in 2009. For the nine months ended September 30, 2010 and 2009, the Company recognized stock-based compensation expense, inclusive of options forfeited, of $0.6 million and $1.0 million, respectively. Related income tax benefits of approximately $0.2 million were recognized for both the nine months ended September 30, 2010 and 2009. In the first nine months of 2010, the Company also recognized compensation expense related to a stock bonus award of approximately $0.1 million.

9. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$8,944	$8,156	$27,148	$32,911

Weighted average shares outstanding during period	19,344	19,301	19,338	19,301
Additional shares issuable under employee common stock option plans using treasury stock method	113	83	93	59

Weighted average shares outstanding assuming exercise of stock options	19,457	19,384	19,431	19,360

Net income per share:
Basic	$0.46	$0.42	$1.40	$1.71
Diluted	$0.46	$0.42	$1.40	$1.70
For the three months ended September 30, 2010 and 2009, there were 279,906 and 498,050, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2010 and 2009, there were 398,550 and 498,050, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
10. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2010, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$855	$588	$3,141	$2,624
Assumed premiums earned	902	835	2,473	3,042
Assumed losses and loss adjustment expense incurred	702	931	1,351	3,215
Ceded premiums written	484	610	1,866	2,789
Ceded premiums earned	577	827	1,881	2,422
Ceded losses and loss adjustment expense recoveries	558	783	2,260	2,454
Payable to Great American as of period end	325	531	325	531
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

11. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$114,329	$67,423	$326,695	$274,044
Reinsurance assumed	2,200	2,145	6,364	5,702
Reinsurance ceded	(16,005)	(10,584)	(65,154)	(59,875)

Net premiums written	$100,524	$58,984	$267,905	$219,871

Direct premiums earned	$132,590	$87,158	$303,411	$259,372
Reinsurance assumed	2,063	2,191	5,481	6,103
Reinsurance ceded	(22,787)	(18,524)	(57,612)	(55,548)

Total premiums earned	$111,866	$70,825	$251,280	$209,927

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2010 and 2009 were $11.4 million and $11.3 million, respectively, and were $36.5 million and $37.5 million for the nine months ended September 30, 2010 and 2009, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2010 and December 31, 2009, the liability for such assessments was $4.7 million and $3.2 million, respectively, and will be paid over several years as assessed by the various state funds.

13. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services. Vanliner’s premiums earned are included in the table below as part of the Company’s transportation component for the three and nine months ended September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$40,833	$36,695	$113,206	$105,680
Transportation	51,518	14,300	80,701	46,074
Specialty Personal Lines	14,504	14,262	43,188	42,127
Hawaii and Alaska	3,550	3,837	10,230	11,671
Other	1,461	1,731	3,955	4,375

Total premiums earned	111,866	70,825	251,280	209,927
Net investment income	6,440	4,501	16,411	14,430
Net realized gains on investments	983	760	3,534	1,831
Gain on bargain purchase	635	—	635	—
Other	1,030	879	2,824	2,627

Total revenues	$120,954	$76,965	$274,684	$228,815

14. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the three months ended September 30, 2010 and 2009 of $17.5 million and $17.4 million, respectively. Total comprehensive income for the nine months ended September 30, 2010 and 2009 was $40.1 million and $47.0 million, respectively.
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
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:
•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;
•	our ability to manage our growth strategy, including the ongoing integration of Vanliner Group, Inc. (“Vanliner”);
•	customer response to new products and marketing initiatives;
•	tax law changes;
•	increasing competition in the sale of our insurance products and services and the retention of existing customers;
•	changes in legal environment;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;
•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;
•	adequacy of insurance reserves; and
•	availability of reinsurance and ability of reinsurers to pay their obligations.
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.
General
We underwrite and sell traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Effective July 1, 2010, with the acquisition of Vanliner Insurance Company (“VIC”), we also now underwrite and sell insurance products for moving and storage transportation companies.
With the acquisition of Vanliner, we have five active property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 25 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI and TCC primarily for the alternative risk transfer product. We anticipate that HIL will also provide reinsurance for VIC during the fourth quarter of 2010. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six active agency and service subsidiaries to sell and service our insurance business.
Effective July 1, 2010, we and our principal insurance subsidiary, NIIC, completed the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. The initial purchase price of $128.1 million, paid in cash from available funds, represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million for the information technology assets. This estimated purchase price was to be adjusted based on Vanliner’s closing balance sheet delivered to us on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The purchase agreement provided us with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, we provided a notice of disagreement to UniGroup on October 26, 2010 regarding certain amounts included in the closing balance sheet, the net effect of which further reduced tangible book value by an additional $1.3 million to $119.2 million. Additional purchase price adjustments may result from the resolution of the notice of disagreement and/or from certain financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable balance sheet developments inure to UniGroup. As of the date of this filing, we have not resolved the items identified in the notice of disagreement provided to UniGroup. It is anticipated that the final closing balance sheet and related initial purchase price will be determined by the parties in the fourth quarter of 2010 pursuant to the purchase agreement.
Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. This industry was our primary strategic objective associated with the acquisition. VIC wrote approximately $104 million of gross moving and storage premiums in 2009, representing approximately 58% of its total business.
Three months of earnings of Vanliner are included in our Consolidated Financial Statements for the three and nine months ended September 30, 2010.
As of September 30, 2010, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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
The following table sets forth our September 30, 2010 and 2009 net income from operations, change in valuation allowance related to net capital losses and after-tax net realized gains from investments, all of which are non-GAAP financial measures that we believe are useful tools for investors and analysts in analyzing ongoing operating trends, as well as the estimated gain on bargain purchase of Vanliner and net income.

	Three Months Ended September 30,
	2010		2009 (a)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,670	$0.40	$5,869	$0.30
Change in valuation allowance related to net capital losses	—	—	1,792	0.09
After-tax net realized gains from investments	639	0.03	495	0.03
Gain on bargain purchase of Vanliner	635	0.03	—	—

Net income	$8,944	$0.46	$8,156	$0.42

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.

	Nine Months Ended September 30,
	2010		2009 (a)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$23,406	$1.21	$29,324	$1.51
Change in valuation allowance related to net capital losses	810	0.04	2,397	0.13
After-tax net realized gains from investments	2,297	0.12	1,190	0.06
Gain on bargain purchase of Vanliner	635	0.03	—	—

Net income	$27,148	$1.40	$32,911	$1.70

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.
Our net income from operations for the three and nine months ended September 30, 2010 was $7.7 million ($0.40 per share diluted) and $23.4 million ($1.21 per share diluted), respectively, compared to $5.9 million ($0.30 per share diluted) and $29.3 million ($1.51 per share diluted) for the same periods in 2009. Included in these results for both the third quarter and first nine months of 2010 is net income from operations of $1.6 million related to Vanliner, primarily attributable to net investment income, as Vanliner’s underwriting results were breakeven. Our consolidated loss and LAE ratios for the third quarter and first nine months of 2010 were 76.2% and 69.4%, respectively, as compared to 68.2% and 60.5% for the comparable periods in 2009. The standalone loss and LAE ratios for our legacy operation, which are exclusive of Vanliner, were 70.3% and 66.2% for the three and nine months ended September 30, 2010. While our legacy operations’ 2010 loss and LAE ratios are running at profitable levels, they are several percentage points higher than our historical ratios and management’s expectations. In particular, we have noted an increase in claim severity among certain of our trucking products in both our alternative risk transfer and transportation components, as well as increased claim frequency within our specialty personal lines component. We have already initiated underwriting and pricing actions in our specialty personal lines component and are currently in the process of examining the results of our trucking products in order to respond with the appropriate actions to bring their performance back in line with our expectations. Our consolidated underwriting expense ratios of 18.9% and 22.5% for the third quarter and first nine months of 2010, respectively, were both several points better than our historical run rate due to the impact of Vanliner. Excluding Vanliner, our legacy operations’ underwriting expense ratios for the quarter and nine months ended September 30, 2010 were 22.5% and 24.4%, respectively, which are in line with management’s expectations. Vanliner’s favorable impact on our consolidated underwriting expense ratio and unfavorable impact on our consolidated loss and LAE ratio were primarily attributable to adjustments from the initial fair value recording of Vanliner’s opening balance sheet, which we anticipate will be less significant as we enter 2011, as well as the low underwriting expense structure associated with a large portion of Vanliner’s moving and storage business which renews during the third quarter of each year.
During the third quarter of 2009, income tax expense was positively impacted by a reduction of $1.8 million ($0.09 per share diluted) in the valuation allowance on deferred tax assets related to net realized losses on investments, primarily impairment charges. Valuation allowance reductions of $0.8 million ($0.04 per share diluted) and $2.4 million ($0.13 per share diluted) were recorded for the nine months ended September 30, 2010 and 2009, respectively. All reductions to the deferred tax valuation allowance were due to both available tax strategies and the future realizability of previously impaired securities. Subsequent to March 31, 2010, we no longer have a valuation allowance against any deferred tax assets.
We had after-tax net realized gains from investments of $0.6 million ($0.03 per share diluted) and $2.3 million ($0.12 per share diluted) for the third quarter and first nine months of 2010, respectively, compared to $0.5 million ($0.03 per share diluted) and $1.2 million ($0.06 per share diluted) reported for the comparative periods in 2009. Included in the after-tax net realized gains for the third quarter and first nine months of 2010 are net realized gains associated with sales of securities of $0.7 million and $2.2 million, respectively. Partially offsetting these gains were other-than-temporary impairment charges of $0.2 million and $0.3 million for the quarter and nine months ended September 30, 2010. For the three months ended September 30, 2009, after-tax net realized gains from the sales of securities of $0.7 million and net realized gains associated with an equity partnership investment of $0.7 million were partially offset by an other-than-temporary impairment charge of $1.3 million. After-tax net realized gains from an equity partnership investment and sales of securities of $2.0 million and $1.4 million, respectively, were partially offset by an other-than-temporary impairment charge of $2.5 million for the nine months ended September 30, 2009.
In conjunction with the completion of the Vanliner acquisition, we recorded an estimated gain on bargain purchase of $0.6 million ($0.03 per share, diluted) during the third quarter of 2010. As the purchase price of the acquisition was based on Vanliner’s tangible book value at June 30, 2010, we anticipated no goodwill would be recognized after recording the fair value of Vanliner’s assets acquired and liabilities assumed. Accordingly, the estimated fair value of the net assets acquired of $125.7 million was in excess of the total purchase consideration of $125.1 million, due to having to recognize intangible assets under purchase accounting, resulting in the estimated gain on bargain purchase. A gain on bargain purchase is a nontaxable transaction and therefore has not been tax affected in the table above or in our Consolidated Statements of Income.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2010		2009 (a)
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$45,591	39.1%	$27,839	40.0%
Transportation	48,288	41.4%	18,837	27.1%
Specialty Personal Lines	14,794	12.7%	14,692	21.1%
Hawaii and Alaska	6,259	5.4%	6,319	9.1%
Other	1,597	1.4%	1,881	2.7%

Gross premiums written	$116,529	100.0%	$69,568	100.0%

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.

	Nine Months Ended September 30,
	2010		2009 (a)
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$179,753	54.0%	$161,188	57.6%
Transportation	85,378	25.6%	51,147	18.3%
Specialty Personal Lines	49,467	14.9%	48,210	17.2%
Hawaii and Alaska	14,435	4.3%	14,958	5.4%
Other	4,026	1.2%	4,243	1.5%

Gross premiums written	$333,059	100.0%	$279,746	100.0%

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.

Gross premiums written includes both direct and assumed premium. During the third quarter of 2010, our gross premiums written increased $47.0 million, or 67.5%, compared to the same period in 2009. Included in this increase was $27.9 million of gross premiums written related to Vanliner, which are included in the transportation component. Excluding Vanliner’s gross premiums written, the increase in gross premiums written is primarily attributable to our alternative risk transfer (“ART”) component, which increased by $17.8 million, or 63.8%. The growth in this component is primarily due to a change in common renewal date for one of our existing ART programs. After renewing for $11.1 million in the first quarter of 2009, one of our largest ART customers requested that their common renewal date be changed from the first quarter to the third quarter of each year to align with the beginning of their fiscal year. As a result of accommodating this change, we recorded an additional $8.2 million in gross premiums written in the third quarter of 2010 as compared to the same period in 2009. Also contributing to the increase were the additions of new customers to our large account ART product and group ART products.
During the first nine months of 2010, our gross premiums written increased $53.3 million, or 19.1%, compared to the same period in 2009. This increase is primarily due to our transportation component, which increased $34.2 million, or 66.9%, and is primarily the result of our acquisition of Vanliner, which writes a significant portion of its business in the first and third quarters of each year and contributed $27.9 million to our year-over-year growth. Excluding the Vanliner related premiums, the transportation component increased $6.3 million, or 12.3%, which is primarily attributable to our continued focus on marketing efforts, including the appointment of additional production sources. These actions have lead to increased business submissions and therefore premium growth. We have placed additional emphasis on seeking out and quoting the very best truck and passenger transportation accounts, all the while continuing to emphasize and maintain our disciplined underwriting approach. Also contributing to the increase in gross premiums written is our alternative risk transfer component, which increased $18.6 million, or 11.5%, primarily due to the addition of three new customers to our large account ART product and growth in existing programs, totaling approximately $27.9 million. This growth was partially offset by management’s decision to reduce lines of coverage written in one of our other ART programs beginning in the second quarter of 2009. Our specialty personal lines component increased $1.3 million, or 2.6%, during the first nine months of 2010 compared to the same period in 2009, primarily due to the continued growth in our commercial vehicle product, as we introduced the product into nine additional states, bringing the total number of states to twelve. Growth in the commercial vehicle product began to slow during the second quarter of 2010 reflecting the underwriting and pricing actions that were initiated during the fourth quarter of 2009. This growth was partially offset by a decrease in our recreational vehicle product, which has seen an increase in competitor activity as decreased discretionary spending has created a decline in the demand for recreational vehicles.
The group ART programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to companies with similar risk profiles and to specified classes of business of our agent partners.
As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the third quarter of 2010 and 2009, we recorded a $0.3 million premium assessment and a $1.7 million return of premium, respectively. For the first nine months of 2010 and 2009, we recorded a $5 thousand premium assessment and a $3.2 million return of premium, respectively.
Premiums Earned
Three months ended September 30, 2010 compared to September 30, 2009. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2010	2009 (a)	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$40,833	$36,695	$4,138	11.3%
Transportation	51,518	14,300	37,218	260.3%
Specialty Personal Lines	14,504	14,262	242	1.7%
Hawaii and Alaska	3,550	3,837	(287)	(7.5%)
Other	1,461	1,731	(270)	(15.6%)

Total premiums earned	$111,866	$70,825	$41,041	57.9%

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.

Our premiums earned increased $41.0 million, or 57.9%, to $111.8 million during the three months ended September 30, 2010 compared to $70.8 million for the same period in 2009. Included in this increase was $35.4 million in premiums earned related to Vanliner. Excluding Vanliner’s premiums earned, the remaining $5.6 million increase is primarily attributable to the alternative risk transfer component which grew $4.1 million, or 11.3%, over 2009 mainly due to the new ART programs introduced throughout 2009.
Nine months ended September 30, 2010 compared to September 30, 2009. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2010	2009 (a)	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$113,206	$105,680	$7,526	7.1%
Transportation	80,701	46,074	34,627	75.2%
Specialty Personal Lines	43,188	42,127	1,061	2.5%
Hawaii and Alaska	10,230	11,671	(1,441)	(12.3%)
Other	3,955	4,375	(420)	(9.6%)

Total premiums earned	$251,280	$209,927	$41,353	19.7%

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.
Our premiums earned increased $41.4 million, or 19.7%, to $251.3 million during the nine months ended September 30, 2010 compared to $209.9 million for the same period in 2009. This increase includes $35.4 of premiums earned attributable to Vanliner. Excluding Vanliner’s premiums earned, the remaining $6.0 million increase for the nine months ended September 30, 2010 is primarily due to the alternative risk transfer component, which grew $7.5 million, or 7.1%, over 2009 mainly due to the new ART programs introduced throughout 2009. Our specialty personal lines component increased $1.1 million, or 2.5%, resulting from the growth in our commercial vehicle product experienced throughout 2009 and into 2010. These increases were partially offset a $1.4 million decrease in the Hawaii and Alaska component resulting from reductions in gross premiums written in 2009 and 2010, which were primarily attributable to the 2008-2009 economic downturn and the continuing soft insurance market.
Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. For the three and nine months ended September 30, 2010, we experienced a modest single digit decrease in rate levels on our renewal business due to the continued soft market.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (a)	2010	2009 (a)
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$116,529	$69,568	$333,059	$279,746
Ceded reinsurance	(16,005)	(10,584)	(65,154)	(59,875)

Net premiums written	100,524	58,984	267,905	219,871
Change in unearned premiums, net of ceded	11,342	11,841	(16,625)	(9,944)

Total premiums earned	$111,866	$70,825	$251,280	$209,927

Combined Ratios:
Loss and LAE ratio (b)	76.2%	68.2%	69.4%	60.5%
Underwriting expense ratio (c)	18.9%	24.6%	22.5%	24.1%

Combined ratio	95.1%	92.8%	91.9%	84.6%

(a)	The results of operation for Vanliner are consolidated only from the July 1, 2010 date of acquisition. Consequently, 2009 data does not include Vanliner’s financial results.

(b)	The ratio of losses and LAE to premiums earned.

(c)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

Three months ended September 30, 2010 compared to September 30, 2009. Losses and LAE are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to accurately estimate losses and LAE at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in reserves for unpaid losses and LAE between the beginning and the end of the period. Our consolidated loss and LAE ratio for the third quarter of 2010 increased 8.0 percentage points to 76.2% compared to 68.2% in the same period in 2009, which is several percentage points higher than our historical ratio for the third quarter. The standalone loss and LAE ratio for our legacy operations, which is exclusive of Vanliner, was 70.3% for the three months ended September 30, 2010. With the exception of our specialty personal lines component for which underwriting and pricing actions were initiated beginning in the fourth quarter of 2009, our legacy operations’ elevated loss and LAE ratio for third quarter of 2010 is primarily due to an increase in claim severity among certain of our trucking products in both our alternative risk transfer and transportation components. We are in the process of examining the results of these trucking products in order to respond with the appropriate actions to bring their performance back in line with our expectations. For the third quarter of 2010, our legacy operations had favorable development from prior years’ loss reserves of $2.5 million, or 2.2 percentage points, compared to unfavorable development of $0.3 million, or 0.5 percentage points, in the third quarter of 2009. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The consolidated underwriting expense ratio for the third quarter of 2010 decreased 5.7 percentage points to 18.9% compared to 24.6% for the same period in 2009, primarily due to the favorable impact of Vanliner. Excluding Vanliner, our legacy operations’ underwriting expense ratio for the quarter ended September 30, 2010 was 22.5%, which is in line with management’s expectations.
Although individually Vanliner had a favorable impact on our consolidated underwriting expense ratio and an unfavorable impact on our consolidated loss and LAE ratio, the net underwriting results were breakeven. Vanliner’s impact on the individual components of our combined ratio were primarily attributable to adjustments from the initial fair value recording of Vanliner’s opening balance sheet, which we anticipate will be less significant as we enter 2011, as well as the low underwriting expense structure associated with a large portion of the business which renews during the third quarter of each year.
Nine months ended September 30, 2010 compared to September 30, 2009. Our consolidated loss and LAE ratio for the nine months ended September 30, 2010 increased 8.9 percentage points to 69.4% compared to 60.5% in the same period in 2009 due to the factors discussed above for the three month period. Excluding Vanliner, our legacy operations’ loss and LAE ratio for the first nine months of 2010 was 66.2%. For the first nine months of 2010, our legacy operations had favorable development from prior years’ loss reserves of $5.7million, or 2.3 percentage points, compared to favorable development of prior years’ loss reserves of $0.2 million, or 0.1 percentage points in the first nine months of 2009.
The consolidated underwriting expense ratio for the nine months ended September 30, 2010 decreased 1.6 percentage points to 22.5% compared to 24.1% for the same period in 2009, primarily due to the impact of Vanliner as discussed above for the three month period. Excluding Vanliner, our expense ratio would have been 24.4% which is comparable to prior year and in line with management’s expectations.
Net Investment Income
2010 compared to 2009. For the three and nine month periods ended September 30, 2010, net investment income was $6.4 million and $16.4 million, respectively, compared to $4.5 million and $14.4 million for the same periods in 2009. Included in both the three and nine months periods ended September 30, 2010 is the impact of Vanliner’s net investment income of $2.2 million. After removing the impact of Vanliner, net investment income was relatively flat period over period due to the continued effect of the low interest rate environment that was present throughout 2009 and into 2010, as well as lost investment income from the use of funds to acquire Vanliner. Cash flows, including those from higher yielding investments that have matured are reinvested in similar, but often lower yielding securities that are available in the market.

Net Realized Gains on Investments
2010 compared to 2009. Pre-tax net realized gains on investments were $1.0 million for the third quarter of 2010 compared to $0.8 million for the third quarter of 2009. For the nine months ended September 30, 2010 and 2009, pre-tax net realized gains were $3.5 million and $1.8 million, respectively, all of which were attributable to our legacy operations, which is exclusive of Vanliner. The pre-tax net realized gains for the third quarter of 2010 were primarily generated from net realized gains from the sales of securities of $1.0 million and gains associated with an equity partnership investment of $0.4 million. Offsetting these gains were other-than-temporary impairment charges of $0.2 million and losses associated with an equity partnership of $0.2 million. For the nine months ended September 30, 2010, the net realized gains were primarily driven by net gains of $3.4 million due to sales of securities, which include sales to generate funds for the July 1, 2010 acquisition of Vanliner and gains associated with an equity partnership investment of $0.9 million. Offsetting these gains were credit loss other-than-temporary impairment charges of $0.3 million, primarily relating to one mortgage-backed security of $0.1 million and a corporate bond of $0.2 million and losses associated with an equity partnership investment of $0.5 million. The net realized gains for the third quarter of 2009 were primarily generated from net gains associated with an equity partnership investment of $1.0 million and $1.1 million of net realized gains associated with the sales of securities. Offsetting these gains was an other-than-temporary impairment charge of $1.3 million taken during the third quarter of 2009 related to a corporate note. For the nine months ended September 30, 2009, the net realized gains were primarily driven by the equity partnership investment which generated net gains of $3.1 million and net gains due to sales of securities of $2.2 million. These gains were offset by a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding, in addition to year-to-date other-than-temporary impairment charges of $2.5 million. The $2.5 million charge related to three corporate notes and two mortgage backed securities.
Gain on Bargain Purchase
In conjunction with the Vanliner acquisition, we recorded an estimated gain on bargain purchase of $0.6 million during the third quarter of 2010. The estimated fair value of the net assets acquired of $125.7 million was in excess of the total purchase consideration of $125.1 million, due to having to recognize intangible assets under purchase accounting, resulting in the estimated gain on bargain purchase.
Commissions and Other Underwriting Expenses
2010 compared to 2009. During the third quarter of 2010, commissions and other underwriting expenses of $18.4 million increased $3.2 million, or 21.4%, from $15.2 million in the comparable period in 2009. For the nine months ended September 30, 2010 and 2009, commissions and other underwriting expenses were $48.0 million and $43.6 million, respectively, increasing $4.4 million, or 10.2%. Included in both the quarter and year-to-date increases are $2.7 million of commissions and other underwriting expenses related to Vanliner. Excluding Vanliner results, commissions and other underwriting expenses increased $0.5 million and $1.9 million, respectively, for the three and nine months ended September 30, 2010. These increases are primarily due to growth in gross premiums written.
Other Operating and General Expenses
2010 compared to 2009. During the third quarter of 2010, other operating and general expenses of $3.8 million increased $0.7 million, or 23.1%, from $3.1 million in the comparable period in 2009. For the nine months ended September 30, 2010 and 2009, other operating and general expenses were $11.4 million and $9.6 million, respectively, increasing $1.8 million, or 19.2%. Excluding Vanliner related expenses of $0.6 million, other operating and general expenses increased $0.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2010. Both the quarter and year-to-date increases relate to professional fees and other costs incurred primarily as a result of the Vanliner acquisition.
Income Taxes
2010 compared to 2009. The effective tax rate of 28.7% for the three month period ended September 30, 2010, increased 14.3 percentage points, from 14.4%, as compared to the same period in 2009. The 2010 year-to-date effective tax rate increased 0.9 percentage points to 28.8%, as compared to 27.9% for the same period in 2009. During 2009, income tax expense was favorably impacted by a reduction to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities, thereby decreasing our effective tax rate. No such adjustment was made during the third quarter of 2010, as no valuation allowance against deferred tax assets existed subsequent to March 31, 2010, thus creating an increase in the effective tax rate compared to the same periods in 2009.

Financial Condition
Investments
At September 30, 2010, our investment portfolio contained $898.2 million in fixed maturity securities and $28.6 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At September 30, 2010, we had pre-tax net unrealized gains of $21.3 million on fixed maturities and $2.3 million on equity securities, respectively. Included in our investment portfolio at September 30, 2010 is $412.5 million of fixed maturity securities relating to Vanliner, which had a pre-tax net unrealized gain of $5.9 million. There were no holdings in equity securities at September 30, 2010 in the Vanliner investment portfolio.
At September 30, 2010, 95.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower yields and lower degrees of risk than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at September 30, 2010 is shown in the following table. Approximately $2.1 million of fixed maturities and $13.2 million of equity securities had no unrealized gains or losses at September 30, 2010.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$761,151	$134,953
Amortized cost of securities	734,809	140,033
Gross unrealized gain or (loss)	$26,342	$(5,080)
Fair value as a % of amortized cost	103.6%	96.4%
Number of security positions held	680	77
Number individually exceeding $50,000 gain or (loss)	189	15
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$4,352	$(52)
Foreign governments	—	(20)
State, municipalities and political subdivisions	10,347	(866)
Residential mortgage-backed securities	4,217	(2,965)
Commercial mortgage-backed securities	—	(212)
Banks, insurance and brokers	2,625	(732)
Industrial and other	4,801	(233)
Percent rated investment grade (a)	97.0%	90.4%
Equity Securities:
Fair value of securities	$15,416	$—
Cost of securities	13,109	—
Gross unrealized gain or (loss)	$2,307	$—
Fair value as a % of cost	117.6%	—
Number individually exceeding $50,000 gain or (loss)	9	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2010, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	2.8%	1.2%
After one year through five years	35.4%	44.2%
After five years through ten years	34.0%	8.5%
After ten years	10.6%	10.2%

	82.8%	64.1%
Mortgage-backed securities	17.2%	35.9%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At September 30, 2010
		Aggregate	Fair Value
	Aggregate	Unrealized Gain	as % of
	Fair Value	(Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (145 issues)	$265,982	$13,083	105.2%
More than one year (44 issues)	61,158	5,259	109.4%
Less than $50,000 (491 issues)	434,011	8,000	101.9%

	$761,151	$26,342

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$4,987	$(53)	98.9%
More than one year (14 issues)	18,953	(4,533)	80.7%
Less than $50,000 (62 issues)	111,013	(494)	99.6%

	$134,953	$(5,080)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (9 issues)	$13,100	$2,188	120.1%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (17 issues)	2,316	119	105.4%

	$15,416	$2,307

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (0 issues)	—	—	0.0%

	$—	$—

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
Premiums and Reinsurance
In the alternative risk transfer component, under most group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year. These renewals in the first six months result in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first half of a given fiscal year. These increases continually decrease through the year. These trends may change in future periods due to the acquisition of Vanliner and the timing of its premium writings during a given year.
Premiums receivable increased $87.1 million, or 88.3%, and unearned premiums increased $97.8 million, or 65.4%, from December 31, 2009 to September 30, 2010. Excluding the impact of Vanliner, premiums receivable increased $31.0 million, or 31.4%, and unearned premiums increased $36.8 million, or 24.6%. These increases in premiums receivable and unearned premiums are primarily due to the increase in direct premiums written in our alternative risk transfer component during the first nine months of 2010 compared to the same period in 2009.
Prepaid reinsurance premiums increased $14.5 million, or 57.7%, and reinsurance balances payable increased $15.4 million, or 146.1%, from December 31, 2009 to September 30, 2010. Excluding the impact of Vanliner, prepaid reinsurance premiums increased $9.8 million, or 39.0%, and reinsurance balances payable increased $8.6 million and 81.2%. The increase in prepaid reinsurance premiums and reinsurance balances payable is primarily due to an increase in ceded premium in our alternative risk transfer component during the first nine months of 2010 compared to the same period in 2009.

Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2010, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $16.0 million from $19.4 million at December 31, 2009 to $35.4 million at September 30, 2010. We generated net cash from operations of $60.5 million for the nine months ended September 30, 2010, compared to $42.3 million during the comparable period in 2009. This increase of $18.2 million is attributable to various fluctuations within our operating activities, primarily driven by the growth in our gross premiums written in the first nine months of 2010 compared to the same period in 2009.
Net cash used in investing activities was $43.3 million for the nine months ended September 30, 2010, as compared to $11.1 million for the same period in 2009. This $32.2 million increase in cash used in investing activities was primarily related to the July 1, 2010 $128.1 million purchase of Vanliner, net of $94.6 million of cash and cash equivalents acquired. In order to generate funds to finance the acquisition, we positioned our portfolio to capitalize on maturities and redemptions of investments, as well as increased our sales of fixed maturity securities. These actions resulted in additional proceeds from maturities and redemptions of investments and sales of fixed maturity securities of $98.1 million and $50.3 million, respectively, over the same period in 2009. Additionally, we increased our purchases of fixed maturity securities by $141.0 million over the comparable period in 2009, as we reinvested Vanliner’s excess cash balances and the proceeds from maturities and redemptions of investments which occurred during the period.
Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2010, compared to $50.6 million for the same period in 2009. This $49.9 million decrease in net cash used in financing activities was primarily driven by the termination of our securities lending program in June 2009. Additionally, we increased our net borrowings under our credit facility by $3.5 million during the first nine months of 2010 primarily to help fund the purchase of the $3.0 million in information technology assets acquired from UniGroup, Inc. in conjunction with the Vanliner transaction described below.
Effective July 1, 2010, we and NIIC completed the acquisition of Vanliner. The initial purchase price of $128.1 million represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million for the information technology assets. This estimated purchase price was to be adjusted based on Vanliner’s closing balance sheet delivered to us on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The purchase agreement provided us with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, we provided a notice of disagreement to UniGroup on October 26, 2010 regarding the closing balance sheet, the net effect of which further reduced tangible book value by an additional $1.3 million to $119.2 million. We financed this acquisition with cash, a portion of which was generated through the sale of portfolio securities and, to a lesser extent, with our credit facility. Such sales of portfolio securities did not result in significant realized losses on disposal. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit.
We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. At September 30, 2010 there was $18.5 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at September 30, 2010. As of September 30, 2010, the interest rate on this debt is equal to the six-month LIBOR (0.75% at September 30, 2010) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2010, we were in compliance with all financial covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements, inclusive of the cash required to operate Vanliner, for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2010 and December 31, 2009, we had $786.8 million and $417.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Included in the gross loss and LAE reserve liabilities at September 30, 2010 is $358.7 million relating to Vanliner. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. As part of the acquisition of Vanliner, actuaries from Great American reviewed the established reserves for Vanliner’s insurance subsidiary, VIC, and concluded these reserves, which were recorded at their preliminary fair value, were adequate. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. For the year ended December 31, 2010, this annual actuarial review process will be inclusive of the recorded reserves for VIC. The actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2009 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2010 and December 31, 2009.
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
We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2010, we recorded credit loss other-than-temporary impairment charges of $0.2 million and $0.3 million, respectively. The credit loss of $0.2 million during the three months ended September 30, 2010 was primarily related to one corporate bond where management is uncertain of ultimate recovery and as a result the entire impairment was recorded as a credit loss. Included in the nine months ended September 30, 2010 is an other-than-temporary impairment charge on one mortgage backed security, for which a previous impairment charge had been recorded in 2009. The other-than-temporary impairment charge was separated into a credit loss of $0.1 million, which is recognized in earnings, and a reduction in the non-credit loss of $0.1 million, which was previously included in other comprehensive income. The credit loss of $0.1 million was the result of management’s analysis that we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed security and that the recovery of expected principal will take longer than previously expected.
For the three and nine months ended September 30, 2009, we recorded $1.3 million and $2.5 million, respectively, in other-than-temporary impairments on investments that had all experienced credit issues. The $1.3 million in other-than-temporary impairment charges taken during the third quarter of 2009 related to one corporate note in the financial services sector. Due to deteriorating business prospects and credit ratings on this investment, as well as the possibility that this security may have been sold subsequent to September 30, 2009, the entire unrealized loss of $1.3 million was fully recognized as an impairment charge in earnings. In addition to the $1.3 million charge, the nine months ended September 30, 2009 was also impacted by other-than-temporary impairment charges on several fixed maturity investments of $0.7 million, which were fully recognized in earnings, and on two non-agency mortgage backed securities. The other-than-temporary impairment charge on the two mortgage backed securities was separated into: a credit loss of $0.5 million which was recognized in earnings and a non-credit loss of $3.0 million, which was included in other comprehensive income. The credit loss of $0.5 million was the result of management’s analysis that indicated we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed securities. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the third quarter of 2010, we made payments totaling $26.5 million toward the outstanding principal balance on our Credit Agreement, resulting in a remaining principal balance of $18.5 million. Additionally, in conjunction with the acquisition of Vanliner, we are obligated to remit future payments related to the estimated future interest earnings on Vanliner’s unearned premium reserve balances as of June 30, 2010 totaling $2.9 million, which is reflected in “Accounts payable and other liabilities” in our Consolidated Balance Sheets at September 30, 2010. This amount was recorded as part of the total purchase consideration in accordance with accounting for business combinations. The table below presents our long term debt obligations by fiscal year as of September 30, 2010. See “Management’s Discussions and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information on this acquisition. There were no other significant changes to our contractual obligations as reported in our Form 10-K for the year ended December 31, 2009.

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
		(Dollars in thousands)
Long term debt obligations	$18,500	$—	$18,500	$—	$—
Additional future consideration payable to UniGroup	2,936	1,146	1,387	403	—

Total	$21,436	$1,146	$19,887	$403	$—

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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2010, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether there was a change in our internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to affect our internal controls over financial reporting. On July 1, 2010, we, along with our principal insurance subsidiary, NIIC, completed the acquisition of Vanliner. As permitted, Vanliner has been excluded from management’s assessment of internal control over financial reporting.
Other than described above, there have been no other changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

NATIONAL INTERSTATE CORPORATION
Date: November 9, 2010	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 9, 2010

/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)