Form 10-K
period 2010-12-31
National Interstate CORP
filed 2011-03-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $130.7 million (based upon non-affiliate holdings of 6,592,469 shares and a market price of $19.82 at June 30, 2010).

As of February 28, 2011 there were 19,441,868 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2011 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

National Interstate Corporation

FORWARD-LOOKING STATEMENTS

The disclosures in this Form 10-K, including information incorporated by reference, contain “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-K relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project,” and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:

•	general economic conditions, weakness of the financial markets and other factors, including prevailing interest rate levels and stock and credit market performance, which may affect or continue to affect (among other things) our ability to sell our products and to collect amounts due to us, our ability to access capital resources and the costs associated with such access to capital and the market value of our investments;

•	our ability to manage our growth strategy, including the ongoing integration of Vanliner Group, Inc. (“Vanliner”);

•	customer response to new products and marketing initiatives;

•	tax law and accounting changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.

The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

PART I

ITEM 1	Business

Introduction

National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Effective July 1, 2010, with the acquisition of Vanliner Insurance Company (“VIC”), we also now underwrite and sell insurance products for moving and storage transportation companies. We were organized in Ohio in January 1989. In December 1989, Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc., became our majority shareholder. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. SEC filings are posted to our website as soon as reasonably possible. Information on the website is not part of this Form 10-K.

At December 31, 2010, Great American owned 52.5% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol NATL.

We have five active property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”), and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 25 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, NIIC-HI, TCC and VIC primarily for our alternative risk transfer (“ART”) products. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six active agency and service subsidiaries to sell and service our insurance business.

Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, we and our principal insurance subsidiary, NIIC, established our presence in the moving and storage industry with the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”) for $113.9 million. The consolidated financial information in this Form 10-K includes the results of Vanliner from the date of acquisition.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 20 of the 22 years we have been in business. For the year ended December 31, 2010, we had gross premiums written (direct and assumed) of $438.6 million and net income of $39.5 million.

We believe, based upon vehicle filings with the Federal Motor Carrier Safety Administration (“FMCSA”) and discussions with brokers specializing in transportation insurance, that we are one of the largest writers of insurance for the passenger transportation industry in the United States. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. We believe these niche markets typically are too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs primarily for transportation companies that we also refer to as alternative risk transfer (52.4% of 2010 gross premiums written), traditional property and casualty insurance for transportation companies, inclusive of the moving and storage product (28.2%), specialty personal lines, consisting primarily of recreational and commercial vehicle coverages (14.1%) and transportation and general commercial insurance in Hawaii and Alaska (4.1%).

While many companies write property and casualty insurance for transportation companies, we believe, based on financial responsibility filings with the FMCSA, that few write passenger transportation coverage nationwide. We know of only one or two other insurance companies that have offered high limits coverage to motor coach, school bus and limousine operators in all states or nearly all states for more than a few years. We believe that we have been one of the only two insurance companies to consistently provide passenger transportation insurance across all passenger transportation classes and all regions of the country for at least the past ten years. In addition to being one of only two national passenger transportation underwriters, we also believe, based on our discussions with brokers and customers in the passenger transportation insurance market, that we are the only insurance company offering homogeneous (i.e., to insureds in the same industry) group captive insurance programs to this industry.

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

Our Products

We offer over 30 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer, transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.

The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

Alternative Risk Transfer	$229,844	52.4%	$192,953	55.9%	$206,342	54.3%
Transportation	123,752	28.2%	66,537	19.3%	87,246	22.9%
Specialty Personal Lines	61,662	14.1%	61,523	17.8%	59,065	15.5%
Hawaii and Alaska	18,104	4.1%	18,576	5.5%	22,489	5.9%
Other	5,268	1.2%	5,288	1.5%	5,154	1.4%

Gross premiums written	$438,630	100.0%	$344,877	100.0%	$380,296	100.0%

For 2010, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Averages

Alternative Risk Transfer	$5,800-$4,653,000	$65,800
Transportation	$3,700-$60,500	$15,800
Specialty Personal Lines	$1,000-$2,700	$1,100
Hawaii and Alaska	$1,900-$29,600	$3,600

Alternative Risk Transfer.  We underwrite, market and distribute primarily truck and passenger transportation ART insurance products, also known as captives, as well as workers’ compensation coverage. Captives are insurance or reinsurance companies that are owned or “rented” by the participants in the program. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured through the program. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with an ART insurance program.

We support two forms of captive programs — member-owned and rental. In a member-owned captive, the participants form, capitalize and manage their own reinsurance company. In a rental captive, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental captive program pay a fee to the reinsurance company owner to use the reinsurance facility in their captive program; in other words, the participants “rent” it. For both member-owned and rental captives, we typically underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the captive insurance program. That captive insurance program serves the same purpose for the captive participants regardless of whether they own the reinsurance company or rent it.

The revenue we earn, our profit margins and the risks we assume are substantially consistent in member-owned captives and rental captives. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member-owned captive, the participants own and manage their own reinsurance company. Managing an off-shore insurance company includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member-owned captive exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. Included in the premium we charge participants in our rental captive programs is a charge to fund our expenses related to the managing of our Cayman Island reinsurer used for this purpose. Investment management expenses also are included in the premium and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.

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

The premiums generated by each of the captive insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may share in the losses on a quota share or excess of loss basis. For a quota share program, the participation percentage ranges from 5.0% to 60.0% of losses up to $1 million. For excess of loss programs, the loss fund typically involves the first loss layer which, depending on the captive program, currently ranges from the first $50,000 to the first $350,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the captive participants and the service providers. We are the primary or only service provider to every rental captive program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the captive program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the captive.

We entered the alternative risk transfer market in 1995 through an arrangement with an established captive insurance consultant. Together, we created what we believe, based on our discussions with brokers and customers in the passenger transportation insurance market, was the first homogeneous, member-owned captive insurance program, TRAX U.S. Captive Insurance Programsm, for passenger transportation operators. Since 1996, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging operators and trucks. We established our first group program for the moving and storage industry in November 2010 subsequent to the Vanliner acquisition. We expect to introduce additional transportation captives in 2011. As of December 31, 2010, we insured approximately 600 transportation companies in captive insurance programs. No one customer in our alternative risk transfer business accounted for 10.0% or more of the revenues of this component of our business during 2010. We also have partnered with insureds and agents in programs, whereby the insured or agent shares in underwriting results and investment income with our Cayman Islands-based reinsurance subsidiary.

Transportation.  We believe that we are one of the largest writers of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo and related coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. Effective with the July 1, 2010 acquisition of VIC, we also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2010.

Specialty Personal Lines.  We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders. This product covers the automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for recreational vehicle risks underwritten by us and issued by Great American, our majority shareholder. Also included in the specialty personal lines component is the commercial vehicle product, which we began offering in 2006 and is offered in twelve states as of December 31, 2010. This product provides coverage for companies with vehicles used by contractors, artisans and other small businesses. We currently insure vehicles ranging from private passenger autos to customized vans and dump trucks. We continue to leverage current technology advances to enhance our existing distribution channels for the commercial vehicle product.

Hawaii and Alaska.  We opened our Hawaii office in 1995. The insurance products managed by the Hawaii office are general commercial insurance sold to Hawaiian small business owners and transportation insurance. We believe that we are one of the leading writers of transportation insurance in that state. Through our office in Hawaii, we entered the Alaskan insurance market in 2005, offering similar products to those we offer in Hawaii.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2010		2009
		Percent of		Percent of
	Volume	Total	Volume	Total
		(Dollars in thousands)

California	$56,019	13.0%	$40,693	12.0%
Texas	46,248	10.7%	39,156	11.6%
New York	26,609	6.2%	18,554	5.5%
Massachusetts	20,529	4.8%	15,119	4.5%
Florida	19,329	4.5%	16,441	4.9%
North Carolina	18,912	4.4%	15,267	4.5%
Missouri	17,140	4.0%	6,374	1.9%
Hawaii	16,790	3.9%	18,452	5.5%
Pennsylvania	16,094	3.7%	14,848	4.4%
All other states	192,885	44.8%	153,068	45.2%

Direct premiums written	$430,555	100.0%	$337,972	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2010		2009
		Percent of		Percent of
	Volume	Total	Volume	Total
		(Dollars in thousands)

Auto and other liability	$254,058	59.0%	$197,766	58.5%
Auto physical damage	88,256	20.5%	72,375	21.4%
Workers’ compensation	78,956	18.3%	57,143	16.9%
All other lines	9,285	2.2%	10,688	3.2%

Direct premiums written	$430,555	100.0%	$337,972	100.0%

Underwriting

We employ a pricing segmentation approach in our underwriting that makes extensive use of proprietary data and pricing methodologies. Our pricing strategy enables our product managers to manage rate structures by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with information from the National Council on Compensation Insurance and the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in the formulation of pricing for our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to respond more quickly than our competitors to adverse trends and to obtain appropriate pricing and risk selection for each individual account.

Risk selection and pricing decisions are discussed regularly by product line underwriters and product managers. We believe this group’s input and deliberation on pricing and risk selection reaffirms our philosophy and underwriting culture and aids in avoiding unknown exposures. Underwriting files at both our regional and corporate offices are audited by senior management on a regular basis for compliance with our price and risk selection criteria. Product managers are responsible for the underwriting profitability resulting from these risk selection and pricing decisions and the incentive-based portion of their compensation is based, in part, on that profitability.

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2010, approximately 87% of our gross premiums written were generated by independent agents and brokers and approximately 13% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for less than 12% of our gross premiums written during 2010.

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

We are party to agreements with Great American pursuant to which we assume a majority of the premiums written by Great American primarily for RV risks. We then pay Great American a service fee based on these premiums. Great American also participates in several of our commercial transportation reinsurance programs. Ceded premiums written with Great American were $2.2 million, $3.1 million and $3.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2010, our claims organization employed 127 people (26% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2010, adjusters were able to initiate contact with approximately 94% of policyholder claimants within 8 hours of first notice of a loss and approximately 82% of third-party claimants. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs. Our ART programs have dedicated claims personnel and claims services tailored to each program. Each ART program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments and has dedicated staff resources. In the ART programs, 97% of customers completing our survey in 2010 rated us as timely in our claims handling and 95% for the same period rated their claims as thoroughly investigated.

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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2000 through 2010. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2010,” shows the re-estimated liability as of December 31, 2010. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative (deficiency) redundancy which represents the aggregate percentage (increase) decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid
Losses And LAE:	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Dollars in thousands)

As originally estimated	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136
As re-estimated at December 31, 2010	31,810	47,541	61,794	78,797	98,005	135,635	166,043	199,142	250,185	269,747
Liability re-estimated as of:
One year later	32,751	48,494	63,462	84,485	106,409	143,991	176,179	209,448	261,154	269,747
Two years later	33,473	47,479	64,687	83,862	103,416	142,929	173,860	207,281	250,185
Three years later	31,884	47,250	63,037	81,991	99,768	139,994	169,879	199,142
Four years later	31,488	46,400	62,564	79,673	99,487	138,108	166,043
Five years later	31,590	46,961	60,551	79,084	99,362	135,635
Six years later	31,757	46,880	61,268	79,163	98,005
Seven years later	31,410	47,361	62,437	78,797
Eight years later	31,505	48,243	61,794
Nine years later	32,105	47,541
Ten years later	31,810
Net cumulative (deficiency) redundancy	(1,518)	915	5,368	7,943	13,639	15,809	15,808	11,160	12,255	6,672
Net cumulative (deficiency) redundancy — %	(5.0)%	1.9%	8.0%	9.2%	12.2%	10.4%	8.7%	5.3%	4.7%	2.4%
Cumulative paid of:
One year later	14,924	18,048	22,792	29,616	37,049	51,901	63,314	67,673	91,615	90,410
Two years later	20,077	28,510	36,927	48,672	59,038	85,193	95,752	111,841	145,279
Three years later	24,313	35,718	48,660	61,001	76,617	101,340	119,984	141,484
Four years later	26,869	40,615	53,531	68,594	84,070	112,474	133,976
Five years later	28,591	43,474	57,697	71,904	89,821	117,073
Six years later	30,180	45,365	59,035	74,938	91,206
Seven years later	30,813	45,828	61,179	75,137
Eight years later	30,863	47,396	61,021
Nine years later	31,549	47,128
Ten years later	31,590

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(Dollars in thousands)

As originally estimated:
Net liability shown above	$30,292	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136
Add reinsurance recoverables	12,416	22,395	35,048	41,986	59,387	71,763	84,115	91,786	137,561	140,841	202,509

Gross liability	$42,708	$70,851	$102,210	$128,726	$171,031	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645

As re-estimated at December 31, 2010
Net liability shown above	$31,810	$47,541	$61,794	$78,797	$98,005	$135,635	$166,043	$199,142	$250,185	$269,747	N/A
Add reinsurance recoverables re-estimated	13,050	34,026	48,292	51,593	57,016	59,778	59,889	51,097	96,016	93,761	N/A

Gross liability	$44,860	$81,567	$110,086	$130,390	$155,021	$195,413	225,932	$250,239	$346,201	$363,508	N/A

Gross cumulative (deficiency) redundancy	$(2,152)	$(10,716)	$(7,876)	$(1,664)	$16,010	$27,794	40,034	$51,849	$53,800	$53,752	N/A

Gross cumulative (deficiency) redundancy — %	(5.0)%	(15.1)%	(7.7)%	(1.3)%	9.4%	12.5%	15.1%	17.2%	13.4%	12.9%	N/A

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

The preceding table shows our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2010, our liability on a gross basis was $798.6 million and our asset for ceded reserves was $202.5 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

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

During 2010, we sold securities, primarily U.S government and government agency obligations, to generate funds to finance the acquisition of Vanliner. Subsequent to the acquisition, we experienced a shift in the mix of our fixed maturities portfolio due to reinvesting Vanliner’s acquired cash balances in corporate obligations, as these securities generally offered the mix of yield and duration that best met our business needs.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2010	2009

Short term investments	0.0%	0.1%
Fixed maturities:
State and local government obligations	28.8%	26.0%
Corporate obligations	24.8%	11.3%
Residential mortgage-backed securities	21.0%	19.6%
U.S. Government and government agency obligations	19.7%	35.6%
Redeemable preferred stock	1.3%	1.9%
Foreign government obligations	0.6%	0.0%
Commercial mortgage-backed securities	0.6%	0.7%

Total fixed maturities	96.8%	95.1%

Equity securities:
Common stocks	3.1%	4.6%
Perpetual preferred stocks	0.1%	0.2%

Total equity securities	3.2%	4.8%

Total	100.0%	100.0%

The following table presents the yields of our investment portfolio for the dates given:

	Year Ended December 31,
	2010	2009	2008

Yield on short term investments:
Excluding realized gains and losses	1.0%	1.0%	5.5%
Including realized gains and losses	1.0%	1.0%	5.5%
Yield on fixed maturities:
Excluding realized gains and losses	3.4%	3.7%	4.5%
Including realized gains and losses	3.8%	3.5%	3.4%
Yield on equity securities
Excluding realized gains and losses	1.2%	2.3%	3.5%
Including realized gains and losses	5.1%	16.5%	(42.8%)
Yield on all investments:
Excluding realized gains and losses	3.3%	3.7%	4.4%
Including realized gains and losses	3.9%	4.1%	(0.3%)

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio, excluding redeemable preferred stock, to the Barclays Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our equity investments in common stock against the Standard & Poor’s 500 Index. Both our performance and the indices include investment income, realized gains and losses and changes in unrealized gains and losses.

	Year Ended December 31,
	2010	2009	2008

Fixed maturities:
National Interstate Total Return on Fixed Maturities	5.5%	7.1%	3.9%
Barclays Intermediate Aggregate Index	5.9%	6.5%	4.9%
Equity securities:
National Interstate Total Return on all other Equity	8.1%	30.8%	(29.6%)
Standard & Poor’s 500 Index	15.1%	26.5%	(37.0%)

Fixed Maturity Investments

Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by Standard & Poor’s Corporation (“S&P”) or comparable rating as of December 31, 2010:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)

AAA, AA, A	$787,805	$794,028	87.5%
BBB	67,030	67,990	7.5%

Total Investment Grade	854,835	862,018	95.0%
BB	9,029	9,294	1.0%
B	22,740	23,093	2.5%
CCC	5,021	4,268	0.5%
CC, C, D	9,584	8,902	1.0%

Total Non-Investment Grade	46,374	45,557	5.0%

Total	$901,209	$907,575	100.0%

The maturity distribution of fixed maturity investments held as of December 31, 2010 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay certain obligations):

	December 31, 2010
	Fair Value	% of Total
	(Dollars in thousands)

One year or less	$28,058	3.1%
More than one year to five years	297,256	32.8%
More than five years to ten years	277,955	30.6%
More than ten years	101,998	11.2%

	705,267	77.7%
Mortgage-backed securities	202,308	22.3%

Total fixed maturities	$907,575	100.0%

The fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2010, the weighted average modified duration (unadjusted for call provision) was approximately 4.4 years, the weighted average effective duration (adjusted for call provisions) was 3.7 years and the weighted average maturity was 5.5 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition

The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.) and Sentry Insurance. In our specialty personal lines and Hawaii and Alaska markets our primary competitors are Progressive Corporation and American Modern Home Insurance Company (a subsidiary of Munich Re Group), and Island Insurance Company and First Insurance, respectively. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America. We compete in the property and casualty insurance marketplace with other insurers on the basis of price, coverages offered, product and program design, claims handling, customer service quality, agent commissions where applicable, geographic coverage, reputation and financial strength ratings by independent rating agencies. We compete by developing product lines to satisfy specific market needs and by maintaining relationships with our independent agents and customers who rely on our expertise. This expertise, along with our reputation for offering specialty underwriting products, is our principal means of distinguishing ourselves from our competitors.

We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our management, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of current technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and will readily sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries could experience limited growth or a decline in business until market pricing returns to what we view as profitable levels.

Ratings

A.M. Best assigned our current group rating of “A” (Excellent) to our domestic insurance companies. The A.M. Best rating is based on, and applies to, NIIC and its wholly owned insurance company subsidiaries, NIIC-HI, TCC and VIC (the group). According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best. Any changes in our rating category could affect our competitive position.

Regulation

State Regulation

General

Our insurance subsidiaries are subject to regulation in all fifty states, Washington D.C. and the Cayman Islands. The extent of regulation varies, but generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the state insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Missouri, Pennsylvania or Cayman Islands regulatory authorities, where our active insurance company subsidiaries are domiciled, before the transaction takes place.

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

State insurance departments also conduct periodic examinations of the business affairs of our insurance companies and require us to file annual financial and other reports, prepared under statutory accounting principles, relating to the financial condition of companies and other matters. These insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of our insurance companies doing business in their states, generally once every three to five years, although target financial, market conduct and other examinations may take place at any time. These examinations are generally carried out in cooperation with the insurance departments of other states in which our insurance companies transact insurance business under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”). Any adverse findings by insurance departments could result in significant fines and penalties, negatively affecting our profitability.

Generally, state regulators require that all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements and service agreements must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.

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

The maximum amount of dividends that our insurance companies can pay to us in 2011 without seeking regulatory approval is $27.4 million. The Company did not receive dividends from its insurance companies in either 2010 or 2009.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $3.5 million, $1.7 million and $2.4 million, during the years ended December 31, 2010, 2009 and 2008, respectively. Our estimated liability for anticipated assessments was $4.7 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2010, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism and federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Under this law, regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO is required to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the U.S. At this time, it is difficult to predict the extent, if any, to which the Dodd-Frank Act, or any resulting regulations, will impact the Company’s insurance operations. We will continue to monitor all significant federal insurance legislation.

The Terrorism Risk Insurance Act (the “Act”)

The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended the temporary federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from acts of terrorism. The Act requires commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. The “event trigger” under the Act provides that in the case of a certified act of terrorism, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 billion. The federal government will pay 85% of covered terrorism losses that exceed the insurer deductibles, in excess of the event trigger.

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

Employees

At December 31, 2010, we employed 494 people. None of our employees are covered by collective bargaining arrangements.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2010, 96.8% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities and 3.2% was invested in equity securities. As of December 31, 2010, approximately 28.8% of our fixed maturity portfolio was invested in State and local government obligations and approximately 95.0% of the fixed maturities were invested in fixed maturities rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation.

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

Initiatives taken by the U.S. and foreign governments have helped to stabilize the financial markets and restore liquidity to the banking system and credit markets. Although economic conditions and financial markets have improved, if market conditions were to deteriorate, our investment portfolio could be adversely impacted.

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

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our access to funds under our $50 million unsecured Credit Agreement (“Credit Agreement”) is dependent on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Financial markets in the U.S. experienced extreme volatility during the latter part of 2008 and early 2009, which was characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. Although access to credit markets eased significantly in 2010, further economic disruptions and any resulting limitations on future funding, including any restrictions on access to funds under our Credit Agreement, could have a material adverse effect on our results of operations and financial condition.

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

Approximately 80.6% of our gross premiums written for the year ended December 31, 2010 and 75.2% for the year ended December 31, 2009 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These fluctuations in the business cycle have and could continue to negatively impact our revenues.

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

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.) and Sentry Insurance. In our specialty personal lines and Hawaii and Alaska our primary competitors are Progressive Corporation and American Modern Home Insurance Company (a subsidiary of Munich Re Group), and Island Insurance Company and First Insurance, respectively. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 52.4% of our gross premiums written for the year ended December 31, 2010 and 55.9% of our gross written premiums for the same period in 2009. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.

If we are not able to attract and retain independent agents and brokers, our revenues could be negatively affected.

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 28.6% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 11.4% of our gross premiums written during the year ended December 31, 2010. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

We are subject to comprehensive regulation and our ability to earn profits may be restricted by these regulations.

We are subject to comprehensive regulation by government agencies in the states and foreign jurisdictions where our active insurance company subsidiaries are domiciled (Ohio, Missouri, Pennsylvania and the Cayman Islands) and, to a lesser degree, where these subsidiaries issue policies and handle claims. Failure by one of our insurance company subsidiaries to meet regulatory requirements could subject us to regulatory action. The regulations and associated examinations may have the effect of limiting our liquidity and may adversely affect results of operations.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. In addition to financial examinations, we may be subject to market conduct examinations of our claims and underwriting practices. Any adverse findings by insurance departments could result in significant fines and penalties, negatively affecting our profitability.

In July 2010, the Dodd-Frank Act was signed into law. Among other things, this law established the Federal Insurance Office within the U.S. Treasury and authorizes it to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the U.S.

Existing insurance-related laws and regulations may become more restrictive in the future or new or more restrictive regulation, including changes in current tax or other regulatory interpretations affecting the alternative risk transfer insurance model, could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. In addition, the economic and financial market turmoil may result in some type of federal oversight of the insurance industry. For a further discussion of the regulatory framework in which we operate, see the subsection of “Business” entitled “Regulation.”

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change.

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

In order to reduce our underwriting risk and increase our underwriting capacity, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 19.2% and 20.2%, respectively, of our gross premiums written for the years ended December 31, 2010 and 2009. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and continue to increase our participation in the risk retention for certain products in part because we believe the current price increases in the reinsurance market are excessive for the reinsurance exposure assumed. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

We are subject to credit risk with respect to the obligations of our reinsurers and certain of our insureds. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2010, we had a total of $165.0 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

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

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. Although historically we had not entered into employment agreements with our executive management, in 2007 we entered into a multi-year employment agreement with our president and chief executive officer, David W. Michelson. Mr. Michelson is also party to an employee retention agreement with us. A failure of Mr. Michelson’s employment and employee retention agreements to achieve their desired result, our loss of other senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

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

As of December 31, 2010, American Financial Group, Inc., (“AFG”) through its wholly-owned subsidiary Great American, owns 52.5% of our outstanding common shares. The interests of AFG may differ from the interests of our other shareholders. AFG’s representatives hold four out of nine seats of our Board. As a result, American Financial Group, Inc. has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

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

Provisions in our organizational documents, Ohio corporate law and the insurance laws of Ohio, Missouri and Pennsylvania could impede an attempt to replace or remove our management or Directors or prevent or delay a merger or sale, which could diminish the value of our common shares.

Our Amended and Restated Articles of Incorporation and Code of Regulations, the corporate laws of Ohio and the insurance laws of various states contain provisions that could impede an attempt to replace or remove our management or Directors or prevent the sale of our Company that shareholders might consider to be in their best interests. These provisions include, among others:

•	a classified Board of Directors consisting of nine Directors divided into two classes;

•	the inability of our shareholders to remove a Director from the Board without “cause;”

•	requiring a vote of holders of 50% of the common shares to call a special meeting of the shareholders;

•	requiring a two-thirds vote to amend the shareholder protection provisions of our Code of Regulations and to amend the Amended and Restated Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of our shares represented at a special meeting of shareholders;

•	excluding the voting power of interested shares to approve a “control share acquisition” under Ohio law; and

•	prohibiting a merger, consolidation, combination or majority share acquisition between us and an interested shareholder or an affiliate of an interested shareholder for a period of three years from the date on which the shareholder first became an interested shareholder, unless previously approved by our Board.

These provisions may prevent shareholders from receiving the benefit of any premium over the market price of our common shares offered by a bidder in a potential takeover. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts.

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the States of Ohio, Missouri and Pennsylvania, where our U.S. insurance companies are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of our aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts. For further discussion of insurance laws, see the subsection of “Business” entitled “Regulation.”

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

We have registered all of the common shares owned by Great American and Alan Spachman, our chairman, pursuant to a registration statement on Form S-3. As of December 31, 2010, Great American and Mr. Spachman own 10,200,000 and 1,589,525 respectively, of our issued and outstanding shares. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. This factor could result in price volatility and serve to depress the liquidity and market prices of our common shares.

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

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 157,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Honolulu, Hawaii; Mechanicsburg, Pennsylvania; Fenton, Missouri; and St. Thomas in the United States Virgin Islands. These leases account for approximately 62,000 square feet of office space. These leases expire within thirty-one months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $109,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

ITEM 4	[Removed and Reserved]

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed and traded on the Nasdaq Global Select Market under the symbol NATL. The information presented in the table below represents the high and low sales prices per share reported on the NASDAQ for the periods indicated.

	2010		2009
	High	Low	High	Low

First Quarter	$21.19	$16.06	$19.89	$12.95
Second Quarter	21.98	18.66	18.19	13.03
Third Quarter	22.83	17.57	21.20	14.51
Fourth Quarter	23.00	19.98	21.72	16.06

There were approximately 58 shareholders of record of our common shares at February 28, 2011.

Dividend Policy

The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.09 per share for 2011. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.08 and $0.07 per common share in 2010 and 2009, respectively.

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

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2010) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Number of Securities
Available for
Future Issuance
	Number of Securities		under Equity
	to be Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Equity Compensation Plans	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Approved by shareholders	561,550	$18.39	773,338
Not approved by shareholders	none	N/A	none

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CSRP”) Total Return Index for Nasdaq and the CSRP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 30, 2005 ($19.07) through December 31, 2010 ($21.41).

2010 Stock Performance Graph

Cumulative 5-Year Total Return as of December 31, 2010
(Assumes a $100 investment at the close of trading on December 30, 2005)

Company/Index	2005	2006	2007	2008	2009	2010

NATL Common Stock	$100	$128	$176	$96	$93	$119
Nasdaq Insurance Stocks	100	113	113	105	110	123
Nasdaq Index	100	110	119	57	83	98

ITEM 6	Selected Financial Data

The following table sets forth selected consolidated financial information for the periods ended and as of the dates indicated. These historical results are not necessarily indicative of the results to be expected from any future period. You should read this selected consolidated financial data together with our consolidated financial statements and the related notes and the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Operating Data:
Gross premiums written(1)	$438,630	$344,877	$380,296	$346,006	$305,504
Net premiums written(2)	$354,529	$275,046	$298,081	$272,142	$241,916
Premiums earned	$358,371	$279,079	$290,741	$257,561	$217,319
Net investment income	23,298	19,324	22,501	22,141	17,579
Net realized gains (losses) on investments	4,324	2,561	(22,394)	(653)	1,193
Gain on bargain purchase	7,453	—	—	—	—
Other	3,680	3,488	2,868	4,137	2,387

Total revenues	397,126	304,452	293,716	283,186	238,478
Losses and loss adjustment expenses	256,408	169,755	188,131	149,501	129,491
Commissions and other underwriting expenses	67,639	57,245	62,130	50,922	42,671
Other operating and general expenses	17,197	13,076	12,605	12,140	9,472
Expense on amounts withheld(3)	3,450	3,535	4,299	3,708	2,147
Interest expense	294	717	833	1,550	1,522

Total expenses	344,988	244,328	267,998	217,821	185,303

Income before income taxes	52,138	60,124	25,718	65,365	53,175
Provision for income taxes	12,629	13,675	15,058	21,763	17,475

Net income	$39,509	$46,449	$10,660	$43,602	$35,700

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	71.5%	60.8%	64.7%	58.0%	59.6%
Underwriting expense ratio(5)	22.7%	24.0%	24.7%	22.9%	22.9%

Combined ratio(6)	94.2%	84.8%	89.4%	80.9%	82.5%

Return on equity(7)	13.6%	19.1%	5.0%	22.6%	22.8%
Per Share Data:
Earnings per common share, basic	$2.04	$2.41	$0.55	$2.27	$1.87
Earnings per common share, assuming dilution	2.03	2.40	0.55	2.25	1.85
Book value per common share, basic (at year end)(8)	$15.99	$14.06	$11.20	$11.08	$9.07
Weighted average number of common shares outstanding, basic	19,343	19,301	19,285	19,193	19,136
Weighted average number of common shares outstanding, diluted	19,452	19,366	19,366	19,348	19,302
Common shares outstanding (at year end)	19,357	19,302	19,295	19,312	19,159
Cash dividends per common share	$0.32	$0.28	$0.24	$0.20	$0.16

	At December 31,
	2010	2009	2008	2007	2006

Balance Sheet Data:
Cash and investments	$965,204	$614,974	$563,714	$492,916	$406,454
Securities lending collateral	—	—	84,670	139,305	158,928
Reinsurance recoverables	208,590	149,949	150,791	98,091	90,070
Total assets	1,488,605	955,753	990,812	898,634	806,248
Unpaid losses and loss adjustment expenses	798,645	417,260	400,001	302,088	265,966
Long-term debt	20,000	15,000	15,000	15,464	15,464
Total shareholders’ equity	309,578	271,317	216,074	212,806	173,763

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006

Selected Statutory Data(9):
Policyholder surplus(10)	$273,647	$238,390	$190,134	$182,302	$148,266
Combined ratio(11)	93.9%	85.8%	89.0%	78.3%	82.4%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)	Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2010 and 2009 total unrestricted common shares were 19,357,000 and 19,302,000, respectively. There were no unvested restricted shares prior to 2007.

(9)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, VIC, NIIC-HI and TCC.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

We are a holding company with operations being conducted by our subsidiaries.

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by us and our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (52.4% of 2010 gross premiums written), property and casualty insurance for transportation companies (28.2%), specialty personal lines, primarily recreational vehicle and commercial vehicle coverage (14.1%) and transportation and general commercial insurance in Hawaii and Alaska (4.1%). Effective July 1, 2010, with the acquisition of Vanliner Insurance Company (“VIC”), which is described in further detail below, we also now underwrite and sell insurance products for moving and storage transportation companies, which is included in our transportation component. We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

We write commercial insurance for various sizes of transportation fleets. Because of the number of smaller fleets nationwide, we have more opportunities to write smaller risks than larger ones. When general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for us. During periods of economic downturn, smaller risks are more prone to failure due to a decrease in leisure travel and consolidation in the industry. An increase in the number of larger risks results in more prospective ART insurance customers. We generally do not believe that smaller fleets that generate annual premiums of less than $75,000 are large enough to retain the risks associated with participation in one of the ART programs we currently offer.

By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and ART customers based on our assumptions regarding future economic and competitive conditions. We generally incur low start-up costs for new businesses, typically less than $500,000 incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled increase of businesses, allow us to manage costs and match them with the revenue flow.

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

Acquisition of Vanliner Group, Inc. (“Vanliner”)

Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. As part of this acquisition, UniGroup agreed to provide us with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was our primary strategic objective associated with the acquisition. VIC’s moving and storage insurance premiums associated with policies in-force totaled approximately $90 million as of December 31, 2010, representing approximately 78% of its total business. Beginning July 1, 2010, the date we completed the acquisition, Vanliner’s results are included as part of our transportation component, with the exception of VIC’s moving and storage group captive program, which is a part of our alternative risk transfer component. Additional disclosures regarding the Vanliner acquisition are contained in Note 3 — “Acquisition of Vanliner Group, Inc.”

Industry and Trends

The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). Despite experiencing continued soft market conditions during 2010, the P/C insurance industry generated a year-over-year increase in premiums written for the first time since 2007. The industry’s underwriting results were relatively flat during 2010, as a significant increase in the frequency of low-severity catastrophe-related losses was offset by significant favorable development on prior-year loss reserves according to available industry data compiled by A.M. Best through the first nine months of 2010. The industry faces several unfavorable trends in the coming year such as, but not limited to, prolonged recession-driven pricing instability, diminishing savings from prior-year reserve development and the continuance of relatively low investment returns.

Despite relatively flat pricing since 2004, improved risk selection and an overall improvement in the risk quality of our book of business have enabled us to attain combined ratios better than our corporate objective of 96.0% or lower. Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. Though our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 86.4%. We believe the following factors contribute to our performance, which is consistently above industry standards:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve and to insure them directly or through our captive programs.

•	Our stable operating expenses which have historically been at or below the revenue growth rate.

During 2010, interest rates remained low, which increased the value of many of our fixed income holdings. As such, we sold securities, primarily to generate funds for the Vanliner acquisition, which resulted in realized gains from investments. We have historically maintained a high quality investment portfolio, focusing primarily on investment grade fixed income investments. During 2010, we sold securities, primarily U.S government and government agency obligations, to generate funds to finance the acquisition of Vanliner. Subsequent to the acquisition, we experienced a shift in the mix of our fixed maturities portfolio due to reinvesting Vanliner’s acquired cash balances in corporate obligations, as these securities generally offered the mix of yield and duration that best met our business needs. Although we cannot provide any assurances, at December 31, 2010, with over 92% of our investment portfolio comprised of investment grade fixed income, investment grade preferred stock and cash and cash equivalents, we believe we remain properly positioned as we head into 2011.

As noted above, the P/C insurance industry saw a significant upswing in the frequency of low-severity catastrophe-related losses in 2010, including tornadoes, winter storms, hail and floods, while experiencing a relatively quiet hurricane season. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.

Our transportation insurance business in particular, including Vanliner’s moving and storage insurance product, is also affected by cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs and adjust our pricing routines to attempt to more accurately project the future costs associated with insurance claims. Historically, these increased costs have not had a material adverse impact on our results. Of course, we would expect a negative impact on our future results if we fail to properly account for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2010, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

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

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies decreased slightly in 2010 compared to 2009.

There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Historically, most of our group programs had common renewal dates in the first six months of the year, but with the growth from new ART programs, we are now experiencing renewal dates throughout the calendar year. The ART component of our business accounted for 52.4% of total gross premiums written during 2010 as compared to 55.9% in 2009.

The projected profitability from traditional transportation accounts and transportation captive businesses are substantially comparable. Increased investment income opportunities generally are available with traditional insurance, but the lower acquisition expenses and persistence of the captive programs generally provide for lower operating expenses from these programs. The lower expenses associated with our captives generally offset the projected reductions in investment income potential. From a projected profitability perspective, we are ambivalent as to whether a transportation operator elects to purchase traditional insurance or one of our ART program options.

All of our transportation products, traditional or ART, are priced to achieve targeted underwriting margins. Because traditional insurance tends to have a higher operating expense structure, the portion of the premiums available to pay losses tends to be lower for a traditional insurance quote versus an ART insurance quote. We use a cost plus pricing approach that projects future losses based upon the insured’s historic losses and other factors. Operating expenses, premium taxes and a profit margin are then added to the projected loss component to achieve the total premium to be quoted. The lower the projected losses, expenses and taxes, the lower the total quoted premiums regardless of whether it is a traditional or ART program quotation. Quoted premiums are computed in accordance with our approved insurance department filings in each state.

Our specialty personal lines products are also priced to achieve targeted underwriting margins. The average premium per policy for this business component is significantly less than transportation lines.

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2010, income from new investments was lower due to the continued low interest rate environment, but the value of many of our existing holdings increased. As a result, we recorded a $4.3 million pre-tax net realized gain on investments in 2010, which includes gains from securities sold to generate funds for the Vanliner acquisition, as compared to the $2.6 million pre-tax net realized gain recorded in 2009.

Expenses

Losses and loss adjustment expenses (“LAE”) are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on an actuarial analysis of the estimated losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE accurately at the time of pricing our contracts is a critical factor in determining our profitability. Vanliner’s losses and LAE are recorded based on the same manner of actuarial analysis and claims reserving practices as our preexisting (legacy) operations. The amount reported under losses and LAE in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and LAE between the beginning and the end of the period.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions and to a lesser extent premium taxes. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written. The cost structure of Vanliner’s commissions and other underwriting expenses is comparable to the cost structure of our legacy operations and has not materially affected our underwriting profitability.

Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. During 2010, we significantly increased our employee headcount in conjunction with the Vanliner acquisition. The personnel expenses attributable to Vanliner are in line with our legacy operations relative to the premium base they support and have not materially affected our operating results. Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our ART programs. We receive investment income and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that we remit back to ART participants. The related investment income is included in the “Net investment income” line on our Consolidated Statements of Income.

Results of Operations

Overview

The following table sets forth our 2010, 2009 and 2008 net income from operations, after-tax net realized gains (losses) from investments, change in valuation allowance on deferred tax assets related to net capital losses and the after-tax impact from Vanliner’s guaranteed runoff business, all of which are non-GAAP financial measures that we believe are useful tools for investors and analysts in analyzing ongoing operating trends, as well as the gain on bargain purchase of Vanliner and net income.

	Year Ended December 31,
	2010		2009		2008
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)

Net income from operations	$30,516	$1.58	$38,050	$1.96	$32,761	$1.69
After-tax net realized gains (losses) from investments	2,811	0.14	1,664	0.09	(14,556)	(0.75)
Change in valuation allowance related to net capital losses	810	0.04	6,735	0.35	(7,545)	(0.39)
Gain on bargain purchase of Vanliner	7,453	0.38	—	—	—	—
After-tax impact from balance sheet guaranty for Vanliner	(2,081)	(0.11)	—	—	—	—

Net income	$39,509	$2.03	$46,449	$2.40	$10,660	$0.55

Our net earnings from operations for 2010 were $30.5 million ($1.58 per share diluted) compared to $38.1 million ($1.96 per share diluted) in 2009. The decline was primarily driven by an elevated loss and LAE ratio from ongoing operations of 67.5%, which excludes the impact from the runoff of the guaranteed Vanliner business, as compared to 60.8% in 2009. While these 2010 claims results were profitable for us, they are several percentage points higher than our historical ratios and management’s expectations. The year-over-year increase from 2009 to 2010 was due to a combination of the favorable claims results experienced throughout 2009, higher claim frequency in our commercial vehicle product in 2010, which is part of the specialty personal lines component, and the impact from several periods of single digit rate decreases in our transportation component. We also experienced higher than expected claims severity among certain of our trucking products both in our alternative risk transfer and transportation components during 2010. Our underwriting expense ratio attributable to ongoing operations remained relatively flat at 24.6% for the year ended December 31, 2010 as compared to 24.0% for the year ended December 31, 2009.

During 2009, income tax expense was positively impacted by a reduction of $6.7 million ($0.35 per share diluted) in the valuation allowance on deferred tax assets related to net realized losses on investments, primarily impairment charges. A valuation allowance reduction of $0.8 million ($0.04 per share diluted) was recorded for the year ended December 31, 2010. All reductions to the deferred tax valuation allowance were due to both available tax strategies and the future realizability of previously impaired securities. Subsequent to March 31, 2010, we no longer have a valuation allowance against any deferred tax assets.

In conjunction with the completion of the Vanliner acquisition, we recorded a gain on bargain purchase of $7.5 million ($0.38 per share diluted) as of the July 1, 2010 acquisition date. The purchase price of the acquisition was based on Vanliner’s tangible book value. The fair value of the net assets acquired of $124.2 million was in excess of the total purchase consideration of $116.7 million, primarily due to the recognition of certain intangible assets under purchase accounting, an adjustment to record the acquired loss and allocated loss adjustment expense reserves at fair value, as well as recording management’s best estimate of the contingent consideration due from the seller associated with the balance sheet guaranty. A gain on bargain purchase is a nontaxable transaction and therefore has not been tax-effected in the table above or in our Consolidated Statements of Income.

As previously disclosed, the seller provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. Additionally, as a result of purchase accounting requirements to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves, we have recorded our estimate of future development which impacts the gain on bargain purchase, despite the fact that certain gains and losses related to the financial guaranty will be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are not consistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller of $2.1 million for 2010 has been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Alternative Risk Transfer	$229,844	52.4%	$192,953	55.9%	$206,342	54.3%
Transportation	123,752	28.2%	66,537	19.3%	87,246	22.9%
Specialty Personal Lines	61,662	14.1%	61,523	17.8%	59,065	15.5%
Hawaii and Alaska	18,104	4.1%	18,576	5.5%	22,489	5.9%
Other	5,268	1.2%	5,288	1.5%	5,154	1.4%

Gross premiums written	$438,630	100.0%	$344,877	100.0%	$380,296	100.0%

Gross premiums written includes both direct premium and assumed premium. During 2010, our gross premiums written increased $93.8 million, or 27.2%, compared to 2009. Included in this increase is $50.0 million of gross premiums written related to Vanliner, which are included in the transportation component. Excluding

Vanliner’s gross premiums written, the remaining $43.8 million increase is primarily attributable to our alternative risk transfer component, which grew $36.9 million, or 19.1%, over 2009 primarily due to the addition of six new customers to our large account captive product and growth in existing programs. We also started our first group ART program for Vanliner’s moving and storage business in the fourth quarter of 2010. This growth was partially offset by management’s decision to reduce lines of coverage written in one of our other ART programs beginning in the second quarter of 2009. Exclusive of the Vanliner related premiums, the transportation component increased $7.2 million, or 10.8%, which is primarily attributable to our continued focus on marketing efforts, including the appointment of additional production sources. These actions lead to increased business submissions and therefore premium growth. We have placed additional emphasis on seeking out and quoting preferred truck and passenger transportation accounts, all the while continuing to emphasize and maintain our disciplined underwriting approach. Gross premiums written for both our specialty personal lines and Hawaii and Alaska components were relatively flat in 2010 compared to 2009. The growth in our specialty personal lines component slowed during 2010 reflecting the underwriting and pricing actions related to the commercial vehicle product that were initiated during the fourth quarter of 2009, while the Hawaii and Alaska component continued to be impacted by competitive market conditions.

Our group ART programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to companies with similar risk profiles and to specified classes of business of our agent partners.

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to written premium (assessments increase written premium; returns of premium reduce written premium). For the years ended December 31, 2010, 2009 and 2008, we recorded return of premium of $1.6 million, $4.5 million and $5.7 million, respectively.

Premiums Earned

2010 compared to 2009.  The following table shows premiums earned for the years ended December 31, 2010 and 2009 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2010	2009	Amount	Percent
	(Dollars in thousands)

Premiums earned:
Alternative Risk Transfer	$155,819	$141,525	$14,294	10.1%
Transportation	125,713	60,344	65,369	108.3%
Specialty Personal Lines	57,800	56,385	1,415	2.5%
Hawaii and Alaska	13,687	15,272	(1,585)	(10.4%)
Other	5,352	5,553	(201)	(3.6%)

Total premiums earned	$358,371	$279,079	$79,292	28.4%

Our premiums earned increased $79.3 million, or 28.4%, to $358.4 million during the year ended December 31, 2010 compared to $279.1 million for the year ended December 31, 2009. Included in this increase was $64.5 million in premiums earned related to Vanliner, which are included in our transportation component. Excluding Vanliner’s premiums earned, the remaining $14.8 million increase is primarily attributable to the alternative risk transfer component which grew $14.3 million, or 10.1%, over 2009 mainly due to the new ART programs introduced throughout 2009 and 2010. Our specialty personal lines component increased $1.4 million, or 2.5%, resulting from the growth in our commercial vehicle product experienced in 2009. These increases were partially offset by a $1.6 million decrease in the Hawaii and Alaska component resulting from reductions in gross premiums written in

2009 and 2010, which were primarily attributable to the 2008-2009 economic downturn and the continuing soft insurance market.

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

Our premiums earned decreased $11.6 million, or 4.0%, to $279.1 million during the year ended December 31, 2009 compared to $290.7 million for the year ended December 31, 2008. This decrease was primarily attributable to the transportation and Hawaii and Alaska components, which decreased 20.1% and 13.2%, respectively, during 2009 compared to the same period in 2008, due to reductions in gross premiums written in these components during 2009. These reductions related to the effect that the economic environment had on our customers and the effects of risk selection and pricing adequacy initiatives undertaken in 2008. Partially offsetting these decreases were increases in our alternative risk transfer and specialty personal lines components. Our alternative risk transfer component increased 3.1% in 2009 compared to 2008, mainly due to new ART programs introduced throughout 2009. Our specialty personal lines component increased 2.8% during 2009 compared to the same period in 2008, due to continued gross premiums written growth in our commercial vehicle product.

Underwriting and Loss Ratio Analysis

Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of an underwriting profit.

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. From 2000 through 2006, our insurance subsidiaries increased their premium rates to offset rising losses and reinsurance costs. Beginning in 2007 and continuing throughout 2010, we have experienced a slight decline in rate levels on renewal business due to the continued softening market.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Gross premiums written	$438,630	$344,877	$380,296
Ceded reinsurance	(84,101)	(69,831)	(82,215)

Net premiums written	354,529	275,046	298,081
Change in unearned premiums, net of ceded	3,842	4,033	(7,340)

Total premiums earned	$358,371	$279,079	$290,741

Combined Ratios:
Loss and LAE ratio(a)	71.5%	60.8%	64.7%
Underwriting expense ratio(b)	22.7%	24.0%	24.7%

Combined ratio	94.2%	84.8%	89.4%

(a)	The ratio of losses and LAE to premiums earned.

(b)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2010 compared to 2009.  Losses and LAE increased $86.7 million, or 51.0%, for 2010 compared to 2009. The consolidated loss and LAE ratio for the year ended December 31, 2010 increased 10.7 percentage points to 71.5% compared to 60.8% in the same period in 2009, which is several percentage points higher than our historical annual ratio. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 67.5% for the year ended December 31, 2010. This elevated loss and LAE ratio is primarily due to favorable claims results experienced throughout 2009, higher losses experienced in 2010 by our commercial vehicle product, which is part of the specialty personal lines component, and the impact from several periods of single digit rate decreases in our transportation component. Additionally, we experienced higher than expected claims severity among certain of our trucking products in both our alternative risk transfer and transportation components during 2010.

For the year ended December 31, 2010, we had favorable development from prior years’ loss reserves of $9.6 million, or 2.7 percentage points, compared to favorable development of $1.3 million, or 0.5 percentage points, for the same period in 2009. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The consolidated underwriting expense ratio for the year ended December 31, 2010 decreased 1.3 percentage points to 22.7% compared to 24.0% for the same period in 2009, primarily attributable to our mix of business written during 2010.

2009 compared to 2008.  Losses and LAE decreased $18.4 million, or 9.8%, for 2009 compared to 2008. The loss and LAE ratio for the year ended December 31, 2009 was 60.8% compared to 64.7% for the year ended December 31, 2008. The decrease in the loss and LAE ratio in 2009 of 3.9 percentage points was primarily due to the greater loss severity experienced in 2008. During the first three quarters of 2008, we experienced an unusual number of severe claims, primarily concentrated in our charter passenger transportation products. These claims contributed approximately 5.8 percentage points to the loss and LAE ratio during 2008, whereas we experienced significantly lower large claim activity throughout 2009, which reduced our loss and LAE ratio by 1.4 percentage points. The large claims levels experienced during 2009 are not considered to be unusual. We attribute the improvement in 2009 to the review of our underwriting standards that we began in the third quarter of 2008 and continued into 2009, as well as other risk selection and pricing adequacy initiatives and lower vehicle usage by our customers in 2009. Partially offsetting the decrease in severity was an increase in claim frequency related to higher vehicle usage particularly within our specialty personal lines component, primarily commercial vehicle, during 2009.

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

Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from assuming reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes. The underwriting expense ratio was 24.0% and 24.7% for the years ended December 31, 2009 and 2008, respectively. The 0.7 percentage point decrease to our 2009 expense ratio was primarily due to a change in our overall mix of business, as many of the new captive programs written in 2009 have lower commission rates compared to the programs where we had high premium growth in 2008.

Net Investment Income

2010 compared to 2009.  Net investment income increased $4.0 million, or 20.6%, to $23.3 million in 2010 compared to 2009, primarily due to $4.8 million of net investment income earned from Vanliner’s portfolio. After removing the impact of Vanliner, 2010 net investment income was relatively flat compared to 2009 due to the continued effect of the low interest rate environment that was present throughout 2009 and 2010, as well as lost investment income from the use of funds to acquire Vanliner. Cash flows, including those from higher yielding investments that matured, as well as cash held by Vanliner at the date of acquisition, were reinvested in similar, but often lower yielding securities that were available in the market.

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

Net Realized Gains (Losses) on Investments

2010 compared to 2009.  In 2010, we had pre-tax net realized gains of $4.3 million compared to $2.6 million for 2009. The pre-tax net realized gains for the year ended December 31, 2010 were primarily generated from net realized gains from the sales of securities of $3.5 million, which include sales to generate funds for the Vanliner acquisition, and gains associated with an equity partnership investment of $1.6 million. Offsetting these gains were credit loss other-than-temporary impairment charges of $0.3 million, as well as losses associated with an equity partnership investment of $0.5 million. The pre-tax net realized gains for the year ended December 31, 2009 were primarily generated from net realized gains associated with an equity partnership investment of $4.2 million and realized gains associated with the sales of securities of $4.0 million. Offsetting these gains were other-than-temporary impairment charges recognized in earnings of $3.9 million and realized losses of $1.7 million on disposals, including a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding. The two largest components of the $3.9 million impairment charge were $1.8 million on three corporate notes and credit only impairments of $1.9 million related to four mortgage-backed securities.

2009 compared to 2008.  In 2009, we had pre-tax net realized gains of $2.6 million compared to pre-tax net realized losses of $22.4 million for 2008. Realized gains of $8.2 million for the year ended December 31, 2009 were partially offset by other-than-temporary impairment charges recognized in earnings of $3.9 million and realized losses of $1.7 million on disposals. In 2008, turmoil in the investment markets resulted in market declines in our portfolio, particularly in our financial and real estate related holdings. This had an adverse impact on our investment portfolio in 2008, as we recognized other-than-temporary impairment charges on investments of $20.2 million for the year ended December 31, 2008.

Gain on Bargain Purchase

In conjunction with the Vanliner acquisition, we recorded a gain on bargain purchase of $7.5 million during the year ended December 31, 2010. The fair value of the net assets acquired of $124.2 million was in excess of the total purchase consideration of $116.7 million, due to the recognition of certain intangible assets under purchase accounting, an adjustment to record the acquired loss and allocated loss adjustment expense reserves at fair value, as well as recording management’s best estimate of the contingent consideration due from the seller associated with the balance sheet guaranty.

Other Income

2010 compared to 2009.  Other income increased $0.2 million, or 5.5%, to $3.7 million for 2010 compared to $3.5 million in 2009. This increase is primarily attributable to the continued growth in the policy-based fee income generated by our personal lines component throughout 2010.

2009 compared to 2008.  Other income increased $0.6 million, or 21.6%, to $3.5 million for 2009 compared to $2.9 million in 2008. This increase is primarily attributable to growth in the policy-based fee income generated by our personal lines component throughout 2009.

Commissions and Other Underwriting Expenses

2010 compared to 2009.  Commissions and other underwriting expenses for the year ended December 31, 2010 increased $10.4 million, or 18.2%, to $67.6 million from $57.2 million in the comparable period in 2009. The increase is primarily a result of the growth in gross premiums written, along with our mix of business written during 2010 compared to 2009.

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

Other Operating and General Expenses

2010 compared to 2009.  Other operating and general expenses increased $4.1 million, or 31.5%, to $17.2 million during the year ended December 31, 2010 compared to $13.1 million for the same period in 2009. This increase was primarily due to additional expenses associated with the growth in employee headcount, professional fees and other costs incurred primarily as a result of the Vanliner acquisition.

2009 compared to 2008.  Other operating and general expenses increased $0.5 million, or 3.7%, to $13.1 million during the year ended December 31, 2009 compared to $12.6 million for the same period in 2008. These increases were primarily due to an increase in our employee wages over the prior year.

Expense on Amounts Withheld

2010 compared to 2009.  We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2010, the expense on amounts withheld was relatively flat, decreasing $0.1 million compared to the same period in 2009.

2009 compared to 2008.  For the year ended December 31, 2009, the expense on amounts withheld decreased $0.8 million over the same period in 2008. The decrease was primarily attributable to lower interest rate yields experienced during 2009 compared to 2008.

Income Taxes

2010 compared to 2009.  The 2010 effective tax rate was 24.2%, increasing 1.5% from a rate of 22.7% in 2009. Our 2010 income tax expense was favorably impacted by the $7.5 million gain on bargain purchase of Vanliner, which is not subject to income taxation. In both 2010 and 2009, we recorded reductions to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets existed subsequent to March 31, 2010. Excluding these items, our effective tax rates for the years ended December 31, 2010 and 2009 were 30.8% and 33.9%, respectively.

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

Financial Condition

Investments

At December 31, 2010, our investment portfolio contained $907.6 million in fixed maturity securities and $30.5 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At December 31, 2010, we had pretax net unrealized gains of $6.4 million on fixed maturities and $3.3 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

Fixed maturity investments are focused on securities with intermediate-term maturities. At December 31, 2010, the weighted average maturity of our fixed maturity investments was approximately 5.5 years. At December 31, 2010, 95.0% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities at December 31, 2010 were $196.7 million of residential mortgage-backed securities (“MBS”). We do not have a significant exposure to the subprime lending sector as 96.3% of our residential MBS are backed by US government agencies. MBS are subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities at December 31, 2010 were $270.0 million of state and local government obligations (“muni bonds”). Approximately 95.6% of our muni bonds are rated “A−” or better, giving no effect to credit enhancement, and the average credit quality is “AA.”

Summary information for securities with unrealized gains or losses at December 31, 2010 is shown in the following table. Approximately $2.3 million of fixed maturities and $13.8 million of equity securities had no unrealized gains or losses at December 31, 2010.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses
	(Dollars in thousands)

Fixed Maturities:
Fair value of securities	$525,958	$379,294
Amortized cost of securities	511,232	387,654
Gross unrealized gain or (loss)	$14,726	$(8,360)
Fair value as a % of amortized cost	102.9%	97.8%
Number of security positions held	530	263
Number individually exceeding $50,000 gain or (loss)	94	44
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$2,463	$(976)
Foreign governments	—	(65)
State, municipalities and political subdivisions	4,611	(2,562)
Residential mortgage-backed securities	3,126	(3,032)
Commercial mortgage-backed securities	—	(228)
Banks, insurance and brokers	2,003	(992)
Industrial and other	2,523	(505)
Percent rated investment grade(a)	94.6%	95.6%
Equity Securities:
Fair value of securities	$16,069	$605
Cost of securities	12,784	639
Gross unrealized gain or (loss)	$3,285	$(34)
Fair value as a % of cost	125.7%	94.7%
Number individually exceeding $50,000 gain or (loss)	9	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2010, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized	Unrealized
	Gains	Losses

Maturity:
One year or less	4.6%	1.1%
After one year through five years	33.5%	31.3%
After five years through ten years	36.9%	22.1%
After ten years	3.9%	21.5%

	78.9%	76.0%
Mortgage-backed securities	21.1%	24.0%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2010
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
	Fair Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)

Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (56 issues)	$108,564	$4,307	104.1%
More than one year (38 issues)	52,956	3,863	107.9%
Less than $50,000 (436 issues)	364,438	6,556	101.8%

	$525,958	$14,726

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (31 issues)	$79,045	$(2,530)	96.9%
More than one year (13 issues)	18,532	(3,479)	84.2%
Less than $50,000 (219 issues)	281,717	(2,351)	99.2%

	$379,294	$(8,360)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$992	$404	168.7%
More than one year (5 issues)	13,073	2,749	126.6%
Less than $50,000 (19 issues)	2,004	132	107.1%

	$16,069	$3,285

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (4 issues)	605	(34)	94.7%

	$605	$(34)

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains (losses) on securities sold and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized		Net Realized
	Gains (Losses)	Charges for	Gains (Losses)
	on Sales	Impairment	on Investments
	(Dollars in thousands)

Year ended:
2010	$4,666	$(342)	$4,324
2009	6,449	(3,888)	2,561
2008	(2,230)	(20,164)	(22,394)

Fair Value Measurements

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $5.6 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, including non-binding broker quotes, which we believe reflect fair value, but are unable to verify inputs to the valuation methodology. We obtained one quote or price per instrument from brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.

Liquidity and Capital Resources

Capital Ratios.  The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2010 and 2009, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

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

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents, short-term investments and fixed income securities that are scheduled to mature or expected to be called. Cash, cash equivalents and short-term investments were $27.1 million at December 31, 2010, a $7.7 million increase from December 31, 2009. For 2010, 2009 and 2008, we generated consolidated cash flow from operations of $79.8 million, $51.3 million and $101.3 million, respectively. The increase of $28.5 million in cash flow from operations in 2010 from 2009 is attributable to various fluctuations within our operating activities associated with our growth. Cash flow from operations decreased $50.0 million in 2009 from 2008 primarily due to a large amount of claims payments made during 2009.

Net cash used in investing activities was $70.6 million, $57.9 million and $63.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. This $12.7 million increase in cash used in investing activities in 2010, as compared to 2009, was primarily related to the $128.1 million paid on July 1, 2010 to purchase Vanliner, net of $94.6 million of cash and cash equivalents acquired. In order to generate funds to finance the acquisition, we positioned our portfolio to capitalize on maturities and redemptions of investments, as well as increased our sales of fixed maturity securities. These actions resulted in additional proceeds from maturities and redemptions of investments and sales of fixed maturity securities of $131.7 million and $27.9 million, respectively, over the same period in 2009. Additionally, we increased our purchases of fixed maturity securities by $133.2 million over the comparable period in 2009, as we reinvested Vanliner’s excess cash balances and the proceeds from maturities and redemptions of investments which occurred during the period. The $5.4 million decrease in cash used in investing activities in 2009 compared to 2008 was primarily related to a $65.3 million increase in the proceeds from the sale of fixed maturity securities and an $11.2 million decrease in the purchase of fixed maturity investments in 2009, which were offset by a $68.6 million decrease in the proceeds from maturities and redemptions of investments. The decrease in both purchases and redemptions of fixed maturity investments in 2009, compared to the prior period was primarily due to a shift in asset allocation from callable U.S. government agency bonds into longer duration state and local government bonds, residential collateralized mortgage-backed securities and corporate obligations. The increase in proceeds from the sale of fixed maturity securities was the result of taking advantage of improving market conditions in 2009 to realize gains on portions of our fixed maturity portfolio.

Net cash used in financing activities was $0.7 million, $52.0 million and $3.9 million, respectively, for the years ended December 31, 2010, 2009 and 2008. The $51.3 million decrease in net cash used in financing activities in 2010, as compared to 2009, was primarily driven by the termination of our securities lending program in 2009. Additionally, we increased our net borrowings under our credit facility by $5.0 million during 2010 primarily to help fund the purchase of the $3.0 million in information technology assets acquired from UniGroup in conjunction with the Vanliner acquisition. The increase in cash used from financing activities in 2009 from 2008 of $48.1 million is primarily attributable to the aforementioned termination of our securities lending program in 2009.

Effective July 1, 2010, we and NIIC completed the acquisition of Vanliner. The initial purchase price of $128.1 million represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million for the information technology assets. This estimated purchase price was to be adjusted based on Vanliner’s closing balance sheet delivered to us on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The purchase agreement provided us with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, we provided a notice of disagreement to UniGroup on October 26, 2010 regarding the closing balance sheet, the net effect of which further reduced tangible book value by an additional $1.3 million to $119.2 million. As a means of resolving the notice of disagreement, NIIC and UniGroup agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code (the “338(h)(10) election”) which converts the stock acquisition into an asset acquisition for tax purposes. Through this arrangement, UniGroup agreed to compensate us $8.4 million for Vanliner’s net deferred tax assets forfeited as a result of making the 338(h)(10) election. In conjunction with executing the 338(h)(10) election, NIIC and UniGroup agreed upon Vanliner’s final tangible book value of $110.9 million, which will serve as the basis for the future settlements of the financial guarantees. In February 2011, NIIC received $14.3 million from UniGroup for the amounts due under the purchase agreement for the 338(h)(10) election and the finalization of the tangible book value. We financed this acquisition with cash, a portion of which was generated through the sale of portfolio securities and, to a lesser extent, with our credit facility. Such sales of portfolio securities did not result in significant realized losses on disposal. In addition to the cash needs related to this acquisition, we will have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit. Under the state insurance laws, dividends and capital distributions from our insurance companies are subject to restrictions relating to statutory surplus and earnings. The maximum amount of dividends that our insurance companies could pay to us without seeking regulatory approval in 2011 is $27.4 million. Our insurance subsidiaries paid no dividends in 2010 or 2009.

Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. At December 31, 2010 there was $20.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at December 31, 2010. As of December 31, 2010, the interest rate on this debt is equal to the six-month LIBOR (0.4375% at December 31, 2010) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2010, we were in compliance with all financial covenants.

We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements, inclusive of the cash required to operate Vanliner, for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we were forced to borrow additional funds under our Credit Agreement in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.

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

Contractual Obligations.  The following table summarizes our long-term contractual obligations as of December 31, 2010:

	Payment Due by Period
		Within 1			More than
	Total	Year	2-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Gross unpaid losses and LAE(a)	$798,645	$320,012	$308,856	$112,562	$57,215
Long term debt obligations	20,000	—	20,000	—	—
Additional future consideration payable to UniGroup	2,839	1,049	1,387	403	—
Operating lease obligations	3,179	1,306	1,873	—	—

Total	$824,663	$322,367	$332,116	$112,965	$57,215

(a)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

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

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2010 and 2009, we had $798.6 million and $417.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Included in the gross loss and LAE reserve liabilities at December 31, 2010 is $347.4 million relating to Vanliner. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. For the year ended December 31, 2010, this annual actuarial review process is also inclusive of the recorded reserves for VIC. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2010 and the actuarial analysis of NIIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2009 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1% change would have on our 2010 net income is shown below:

Cumulative
Line of Business	Impact

Commercial Auto Liability	$4.7 million
Workers’ Compensation	$3.6 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2010, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $8.8 million.

5-yr. Average	Net Reserves	Effect on Net
Development (*)	December 31, 2010	Earnings

(1.5)%	$596.2 million	$8.8 million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that materially affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 89.4% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made changes in key assumptions used in calculating current year reserves based on historical changes or current trends observed.

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

We recorded unfavorable development of $2.2 million in 2010 for this line of business as actual claim severity was higher than previously anticipated. We recorded favorable development of $0.7 million in 2009 as actual claim severity was lower than previously anticipated and unfavorable development of $1.3 million in 2008 as actual claim severity was significantly higher than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

Workers’ Compensation.  In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation; and

•	timing of claims reporting.

A significant portion of our workers’ compensation business is written in California. Significant reforms passed by the California state legislature in 2003 and in 2004 reduced employer premiums and set treatment standards for injured workers. However, recent judicial decisions are moderating the benefits of these reforms. We recorded favorable prior year loss development of $3.3 million in 2010, whereas we recorded unfavorable prior year loss development of $2.3 million in 2009. In 2008, we recorded favorable prior year loss development of $0.5 million primarily due to the impact of the legislation on medical claim costs being more favorable than previously anticipated.

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

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2010, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2010, we experienced favorable development of $9.6 million (1.6% of total net reserves) from claims incurred prior to 2010. In 2009, we experienced favorable development of $1.3 million (0.5% of total net reserves) from claims incurred prior to 2009. In 2008, we experienced favorable development of $0.9 million (0.4% of total net reserves) from claims incurred prior to 2008. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

	At December 31, 2010
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)

Commercial auto liability	$147,112	$229,123	$69,092	$445,327
Workers’ compensation	113,427	122,961	32,389	268,777
General liability	12,364	29,402	7,049	48,815
Auto physical damage	7,988	9,436	2,562	19,986
Private passenger	3,842	1,673	1,316	6,831
Inland marine	647	5,173	546	6,366
Commercial multiple peril	162	1,090	238	1,490
Other lines	144	772	137	1,053

	$285,686	$399,630	$113,329	$798,645

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

We closely monitor each investment that has a market value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2010, we recorded credit loss other-than-temporary impairment charges of $0.3 million primarily due to a $0.2 million charge on one corporate bond where management is uncertain of ultimate recovery and as a result the entire impairment was recorded as a credit loss, as well as a $0.1 million charge recorded on one mortgage-backed security, for which a previous impairment charge had been recorded in 2009. During the year ended December 31, 2009, we recorded $7.0 million in total losses on securities with impairment charges, which consisted of $3.9 million in credit other-than-temporary impairments recognized in earnings and $3.1 million of non-credit impairments recognized in other comprehensive income. The other-than-temporary charges primarily consist of four residential mortgage-backed securities with total impairment charges of $5.0 million, consisting of $1.9 million in credit impairments recognized in earnings and $3.1 million in non-credit impairments. The impairment on these mortgage-backed securities was recorded as the full principal is not expected to be collected and these securities were written down to the present value of the expected cash flows. In addition, we recorded $1.8 million in other-than-temporary impairment on three corporate notes that had experienced credit issues that, in our estimation, made recovery of the cost of our investments unlikely. During the year ended December 31, 2008, we recorded $20.2 million in other-than-temporary impairments. Of the $20.2 million of other-than-temporary impairments taken during 2008, $7.0 million related to securities issued by Fannie Mae, Freddie Mac and Lehman Brothers Holdings Inc. and $8.7 million related to exchange traded funds. The other-than-temporary impairment charge on the exchange traded funds was based on the length of time and the extent to which the market value was below cost and the uncertainty in the equity markets related to any anticipated recovery period, which is unpredictable. The remaining other-than-temporary impairment charge of $4.5 million is related to investments that had experienced credit issues that in our estimation made recovery of the cost of our investments unlikely. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

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

During 2010, the financial markets remained relatively stable and interest rates remained at low levels. In addition, the equity markets had a positive year with most indexes posting double digit gains. As a result of these effects, we had a pre-tax unrealized gain of $6.4 million in our fixed maturities portfolio at December 31, 2010 compared with a pre-tax unrealized gain of $1.1 million at December 31, 2009. Our equity securities had a pre-tax unrealized gain of $3.3 million at December 31, 2010 compared to a pre-tax unrealized gain of $2.5 million at December 31, 2009.

The fair value of our fixed maturities portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturities portfolio is comprised of primarily fixed rate investments with primarily intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in a diverse allocation of fixed income securities to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.

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

	December 31, 2010		December 31, 2009
	Principal		Principal
	Cash Flows	Rate	Cash Flows	Rate
	(Dollars in thousands)

Subsequent calendar year	$187,714	4.1%	$149,602	3.8%
2nd Subsequent calendar year	81,595	4.4%	52,332	4.3%
3rd Subsequent calendar year	81,024	4.4%	48,983	4.4%
4th Subsequent calendar year	109,701	4.3%	49,124	4.4%
5th Subsequent calendar year	104,168	4.2%	77,296	4.2%
Thereafter	307,701	4.8%	183,325	4.3%

Total	$871,903	4.4%	$560,662	4.2%

Fair Value	$907,575		$566,901

Equity Risk.  Equity risk is potential economic losses due to adverse changes in equity security prices. As of December 31, 2010, approximately 3.2% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page

Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	55
Reports of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets:	58
December 31, 2010 and 2009
Consolidated Statements of Income:	59
Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders’ Equity:	60
Years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows:	61
Years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements	62

Selected “Quarterly Operating Results” have been included in Note 18 to the consolidated financial statements.

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

On July 1, 2010, the Company completed the acquisition of Vanliner Group, Inc. As permitted by the Securities and Exchange Commission, management excluded the Vanliner operations from its assessment of internal control over financial reporting as of December 31, 2010. Vanliner operations constituted approximately 17.5% of revenues for the year ended December 31, 2010 and approximately 36.6% of total assets at December 31, 2010. Vanliner operations will be included in the Company’s assessment as of December 31, 2011. Refer to Note 3 to the consolidated financial statements for further discussion of this acquisition.

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Vanliner Group, Inc., which is included in the 2010 consolidated financial statements of National Interstate Corporation and subsidiaries and constituted $545.1 million and $122.4 million of total and net assets, respectively, as of December 31, 2010 and $69.7 million and $2.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of National Interstate Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Vanliner Group, Inc.

In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of National Interstate Corporation and subsidiaries and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 8, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed its method of accounting for recognizing other-than-temporary impairment charges for its debt securities in connection with the adoption of the revised Financial Accounting Standards Board’s other-than-temporary impairment model.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Cleveland, Ohio
March 8, 2011

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $901,209 and $565,753, respectively)	$907,575	$566,901
Equity securities available-for-sale, at fair value (amortized cost — $27,257 and $26,203, respectively)	30,508	28,673
Short-term investments, at cost which approximates fair value	67	811

Total investments	938,150	596,385
Cash and cash equivalents	27,054	18,589
Accrued investment income	8,650	4,926
Premiums receivable, net of allowance for doubtful accounts of $1,435 and $963, respectively	162,906	98,679
Reinsurance recoverable on paid and unpaid losses	208,590	149,949
Prepaid reinsurance premiums	35,065	25,163
Deferred policy acquisition costs	23,488	17,833
Deferred federal income taxes	27,333	18,178
Property and equipment, net	24,469	21,747
Funds held by reinsurer	3,788	3,441
Intangible assets, net	8,972	—
Amounts refundable on purchase price of Vanliner	14,256	—
Prepaid expenses and other assets	5,884	863

Total assets	$1,488,605	$955,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$798,645	$417,260
Unearned premiums and service fees	221,903	149,509
Long-term debt	20,000	15,000
Amounts withheld or retained for accounts of others	58,691	51,359
Reinsurance balances payable	16,180	10,540
Accounts payable and other liabilities	49,605	29,371
Commissions payable	9,295	8,164
Assessments and fees payable	4,708	3,233

Total liabilities	1,179,027	684,436
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 3,993 and 4,048 shares, respectively, in treasury	234	234
Additional paid-in capital	50,273	49,264
Retained earnings	258,473	225,195
Accumulated other comprehensive income	6,251	2,353
Treasury shares	(5,653)	(5,729)

Total shareholders’ equity	309,578	271,317

Total liabilities and shareholders’ equity	$1,488,605	$955,753

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Premiums earned	$358,371	$279,079	$290,741
Net investment income	23,298	19,324	22,501
Net realized gains (losses) on investments(*)	4,324	2,561	(22,394)
Gain on bargain purchase	7,453	—	—
Other	3,680	3,488	2,868

Total revenues	397,126	304,452	293,716
Expenses:
Losses and loss adjustment expenses	256,408	169,755	188,131
Commissions and other underwriting expenses	67,639	57,245	62,130
Other operating and general expenses	17,197	13,076	12,605
Expense on amounts withheld	3,450	3,535	4,299
Interest expense	294	717	833

Total expenses	344,988	244,328	267,998

Income before income taxes	52,138	60,124	25,718
Provision for income taxes	12,629	13,675	15,058

Net income	$39,509	$46,449	$10,660

Net income per share — basic	$2.04	$2.41	$0.55

Net income per share — diluted	$2.03	$2.40	$0.55

Weighted average of common shares outstanding — basic	19,343	19,301	19,285

Weighted average of common shares outstanding — diluted	19,452	19,366	19,366

Cash dividends per common share	$0.32	$0.28	$0.24

(*) Consists of the following:

Net realized gains (losses) before impairment losses	$4,666	$6,448	$(2,230)

Total losses on securities with impairment charges	(197)	(6,955)	(20,164)

Non-credit portion recognized in other comprehensive income	(145)	3,068	—

Net impairment charges recognized in earnings	(342)	(3,887)	(20,164)

Net realized gains (losses) on investments	$4,324	$2,561	$(22,394)

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
		Additional		Other
	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands)

Balance at January 1, 2008	$234	$45,566	$178,190	$(5,321)	$(5,863)	$212,806
Net income			10,660			10,660
Unrealized depreciation of investment securities, net of tax benefit of $4.0 million				(5,292)		(5,292)

Comprehensive income						5,368
Dividends on common stock			(4,663)			(4,663)
Issuance of 90,035 treasury shares upon exercise of
options and restricted stock issued, net of forfeitures		713			125	838
Tax benefit realized from exercise of stock options		396				396
Stock compensation expense		1,329				1,329

Balance at December 31, 2008	234	48,004	184,187	(10,613)	(5,738)	216,074
Net income			46,449			46,449
Unrealized appreciation of investment securities, net of tax expense of $6.9 million				12,966		12,966

Comprehensive income						59,415
Dividends on common stock			(5,441)			(5,441)
Issuance of 6,517 treasury shares from restricted stock issued, net of forfeitures		(49)			9	(40)
Stock compensation expense		1,309				1,309

Balance at December 31, 2009	234	49,264	225,195	2,353	(5,729)	271,317
Net income			39,509			39,509
Unrealized appreciation of investment securities, net of tax of $2.1 million				3,898		3,898

Comprehensive income						43,407
Dividends on common stock			(6,231)			(6,231)
Issuance of 54,801 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		421			76	497
Tax benefit realized from exercise of stock options		31				31
Stock compensation expense		557				557

Balance at December 31, 2010	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Operating activities
Net income	$39,509	$46,449	$10,660
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	6,254	2,713	1,673
Provision for depreciation and amortization	2,954	1,841	1,470
Net realized (gains) losses on investment securities	(4,324)	(2,561)	22,394
Gain on bargain purchase	(7,453)	—	—
Deferred federal income taxes	(11,712)	(6,727)	(2,294)
Stock compensation expense	557	1,309	1,329
(Increase) decrease in deferred policy acquisition costs, net	(5,655)	1,412	(1,667)
Increase in reserves for losses and loss adjustment expenses	28,655	17,259	97,913
Decrease (increase) in premiums receivable	2,152	(3,069)	(10,902)
(Decrease) increase in unearned premiums and service fees	(722)	(7,089)	11,302
Decrease in interest receivable and other assets	11,688	418	539
(Increase) decrease in prepaid reinsurance premiums	(2,904)	3,241	(4,079)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	8,963	(7,919)	13,358
Increase in amounts withheld or retained for accounts of others	1,798	3,002	9,618
Decrease (increase) in reinsurance recoverable	12,447	842	(52,700)
(Decrease) increase in reinsurance balances payable	(2,299)	273	2,671
Other	(105)	(45)	23

Net cash provided by operating activities	79,803	51,349	101,308

Investing activities
Purchases of fixed maturities	(534,348)	(401,140)	(412,313)
Purchases of equity securities	(285)	(4,772)	(3,386)
Proceeds from sale of fixed maturities	95,488	67,558	2,234
Proceeds from sale of equity securities	855	11,653	11,948
Proceeds from maturities and redemptions of investments	403,629	271,914	340,561
Acquisition of subsidiary, net of cash and cash equivalents acquired	(33,438)	—	—
Capital expenditures	(2,536)	(3,137)	(2,369)

Net cash used in investing activities	(70,635)	(57,924)	(63,325)

Financing activities
Decrease in securities lending collateral	—	49,314	45,488
Decrease in securities lending obligation	—	(95,828)	(45,488)
Additional long-term borrowings	31,500	—	15,000
Reductions of long-term debt	(26,500)	—	(15,464)
Tax benefit realized from exercise of stock options	31	—	396
Issuance of common shares from treasury upon exercise of stock options or stock award grants	497	(40)	838
Cash dividends paid on common shares	(6,231)	(5,441)	(4,663)

Net cash used in financing activities	(703)	(51,995)	(3,893)

Net increase (decrease) in cash and cash equivalents	8,465	(58,570)	34,090
Cash and cash equivalents at beginning of year	18,589	77,159	43,069

Cash and cash equivalents at end of year	$27,054	$18,589	$77,159

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Background, Basis of Presentation and Principles of Consolidation

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Effective July 1, 2010, with the acquisition of Vanliner Insurance Company (“VIC”), the Company also now underwrites and sells insurance products for moving and storage transportation companies.

The Company is a 52.5% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc.

With the acquisition of Vanliner Group, Inc. (“Vanliner”), the Company has five property and casualty insurance subsidiaries, National Interstate Insurance Company (“NIIC”), VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 25 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC primarily for the Company’s alternative risk transfer product. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its six active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 13.0% of the Company’s premiums are written in the state of California, and an additional 42.2%, collectively, in the states of Texas, New York, Massachusetts, Florida, North Carolina, Missouri, Hawaii and Pennsylvania.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, NIIC, VIC, NIIC-HI, HIL, TCC, Hudson Management Group, Ltd., Vanliner, Vanliner Reinsurance Limited, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC. Significant intercompany transactions have been eliminated.

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

Business Combinations

The Company has accounted for the acquisition of Vanliner in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, and the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date. See Note 3 — “Acquisition of Vanliner Group, Inc.” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the year ended December 31, 2010 and the Notes to Consolidated Financial Statements reflect the consolidated results of the Company and Vanliner commencing on July 1, 2010.

Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of acquisition to be cash equivalents.

Premium, Commissions and Service Fee Recognition

Insurance premiums, commissions and service fees generally are recognized over the terms of the policies on a daily pro rata basis. Unearned premiums, commissions and service fees are related to the unexpired terms of the policies in-force.

Investments

The Company classifies all investment securities as available for sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss).

Net investment income is adjusted for amortization of premiums to the earliest of the call date or maturity date and accretion of discounts to maturity. Realized gains and losses credited or charged to income are determined by the specific identification method. Estimated fair values for investments are determined based on published market quotations or where not available, based on other observable market data, broker quotations or other independent sources. When a decline in fair value is deemed to be other-than-temporary, a provision for impairment is charged to earnings (included in realized gains (losses)) and the cost basis of that investment is reduced. Interest income is recognized when earned and dividend income is recognized when declared.

In April 2009, the Company adopted new accounting guidance relating to the recognition and presentation of other-than-temporary impairments. Under the guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairment into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 — “Investments.”

Deferred Policy Acquisition Costs

The costs of acquiring new business, principally commissions and premium taxes and certain underwriting expenses directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2010, 2009 and 2008 were $58.9 million, $49.1 million and $54.3 million, respectively. There were no premium deficiencies for the years ended December 31, 2010, 2009 and 2008.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment, 20 to 40 years for buildings and improvements and five to seven years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. In conjunction with the acquisition of Vanliner, the Company acquired $3.0 million of information technology assets from the seller, which are being depreciated over their estimated three-year useful lives. The Company recorded depreciation expense of $2.9 million, $1.9 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets

The Company allocated a portion of the purchase price of Vanliner to the intangible assets acquired based on their fair value as required by ASC 805. These intangible assets consist of acquired insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset and amortization expense during 2010 relating to this intangible asset was $0.1 million. See Note 3 — “Acquisition of Vanliner Group, Inc.” for additional discussion regarding these intangible assets. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite lived intangible assets are subject to annual impairment testing. No impairment losses were recognized in 2010.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Federal Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance quarterly.

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

Stock-Based Compensation

The Company grants stock options to officers under the Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 8 — “Shareholders’ Equity and Stock-Based Compensation.” The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”). ASU 2010-29 amends Accounting Standard Codification (“ASC”) 805, Business Combinations by clarifying the acquisition date that should be used for reporting pro forma financial information disclosures as well as requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company will adopt ASU 2010-29 on January 1, 2011.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2010, the FASB issued ASU No. 2010-26, Financial Services — Insurance. ASU 2010-26 amends ASC 944, Financial Services — Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal insurance contracts to incremental direct costs of successful contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company will adopt ASU 2010-26 on January 1, 2012 and is still in the process of evaluating the method and impact such adoption will have on financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures and requires expanded disclosures around significant transfers between levels of the fair value hierarchy and valuation techniques and inputs used in fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted the expanded disclosures required by ASU 2010-06 effective January 1, 2010.

3.	Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, NIIC and the Company completed the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”). Pursuant to the Purchase Agreement (the “Agreement”), NIIC acquired all of the issued and outstanding capital stock of Vanliner and the Company acquired certain named information technology assets. Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. VIC’s moving and storage insurance premiums associated with the policies in-force totaled approximately $90 million as of December 31, 2010, representing approximately 78% of its total business. Obtaining a presence in this industry was the Company’s primary strategic objective associated with the acquisition. As part of the Agreement, UniGroup agreed to provide NIIC with comprehensive financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable developments related to the closing balance sheet inure to UniGroup.

The initial purchase price of $128.1 million, paid in cash from available funds, represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million of certain named information technology assets. This estimated purchase price was adjusted based on Vanliner’s closing balance sheet delivered to NIIC on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The Agreement provided NIIC with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, NIIC provided a notice of disagreement to UniGroup on October 26, 2010 regarding certain amounts in the closing balance sheet, the net effect of which reduced tangible book value by an additional $1.3 million to $119.2 million. As a means of resolving the notice of disagreement, NIIC and UniGroup agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code (the “338(h)(10) election”) which converts the stock acquisition into an asset acquisition for tax purposes. Through this arrangement, UniGroup agreed to compensate NIIC $8.4 million for Vanliner’s net deferred tax assets forfeited as a result of making the 338(h)(10) election. In conjunction with executing the 338(h)(10) election, NIIC and UniGroup agreed upon Vanliner’s final tangible book value of $110.9 million, which will serve as the basis for the future settlements of the financial guarantees.

The acquisition is being accounted for in accordance with ASC 805. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price has been allocated based on the fair value of assets acquired, liabilities assumed and additional consideration expected to be paid. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2010. Provisional fair values were recorded in the Company’s interim consolidated financial statements and notes thereto for the three and nine month periods ending September 30, 2010 as reported on Form 10-Q, as these certain valuation analyses were ongoing as of the date of that filing. In accordance with ASC 805, management deems the

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value measurement period to be closed as of December 31, 2010, as all information necessary to identify and measure the fair value of all aspects of the business combination has been made available to and obtained by the Company.

The purchase consideration consists of cash and additional future consideration as follows (in thousands):

Purchase consideration:
Cash paid	$128,059
Additional future consideration	2,936
Amounts refundable on purchase price of Vanliner	(14,256)

Total purchase consideration	$116,739

The additional future consideration is based on a calculation where the inputs were agreed upon during negotiations and relate to future interest earnings on investments held related to unearned premium on policies in-force on the date of acquisition. There is not expected to be significant variability in this schedule of payments and these payments are not contingent on the results of Vanliner during the period in which these payments will be made. In February 2011, NIIC received $14.3 million from UniGroup for the amounts due under the purchase agreement for the 338(h)(10) election and finalization of the tangible book value.

The following table presents the fair value allocation of the assets acquired and liabilities assumed relating to the acquisition of Vanliner under the fair value hierarchy level as of July 1, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Assets:
Investments	$—	$303,033	$—	$303,033
Cash and cash equivalents	94,621	—	—	94,621
Accrued investment income	—	3,589	—	3,589
Premiums receivable, net of allowance for doubtful accounts	—	—	66,183	66,183
Reinsurance recoverable on paid and unpaid losses	—	—	71,088	71,088
Prepaid reinsurance premiums	—	—	6,998	6,998
Property and equipment	—	—	2,950	2,950
Intangible assets	—	—	9,061	9,061
Other assets	—	—	17,819	17,819

Total assets	$94,621	$306,622	$174,099	$575,342

Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$352,730	$352,730
Unearned premiums	—	—	73,116	73,116
Payable to reinsurers	—	—	7,939	7,939
Deferred federal income taxes	—	—	458	458
Other liabilities	—	—	16,907	16,907

Total liabilities	$—	$—	$451,150	$451,150

Net assets acquired				$124,192
Final purchase price				116,739

Gain on bargain purchase				$7,453

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gain on bargain purchase of $7.5 million shown in the table above has been recognized as a separate component of revenues in the Company’s Consolidated Statements of Income for the year ended December 31, 2010. Because the purchase price of the acquisition was based on Vanliner’s tangible book value at June 30, 2010 and as certain financial guarantees were included in the agreement, the Company anticipated no goodwill would be recognized after recording the fair value of Vanliner’s assets acquired and liabilities assumed. Accordingly, the fair value of net assets acquired was in excess of the total purchase consideration resulting in the gain on bargain purchase, primarily due to the Company recognizing intangible assets under purchase accounting, adjustments to decrease the fair value of the acquired loss and allocated loss adjustment expense reserves based on management’s best estimate of Vanliner’s reserves as of the acquisition date, as well as recording management’s best estimate of the contingent consideration due from UniGroup associated with the balance sheet guaranty. The gain on bargain purchase was not impacted by the 338(h)(10) election, as the $8.4 million compensation from UniGroup reduced both the purchase price and fair value of net assets acquired by $8.4 million. All changes during the fair value measurement period related to the provisional $0.6 million gain on bargain purchase previously reported in our September 30, 2010 Form 10-Q, are required to be retrospectively adjusted as of the acquisition date under purchase accounting. Accordingly, the entire $7.5 million gain on bargain purchase is reflected in operating results for the third quarter of 2010 as disclosed in the Company’s Quarterly Operating Results footnote. The Company has taken certain actions and incurred certain costs associated with the transaction, totaling approximately $1.0 million which are reflected in “Other operating and general expenses” in the Company’s Consolidated Statements of Income for the year ended December 31, 2010.

Significant Factors Affecting Acquisition Date Fair Values

Intangibles

The fair value of intangible assets represents acquired insurance licenses of $7.7 million and an acquired relationship asset of $1.4 million, relating to renewal rights, trade names, customer relationships and a distribution network related to UniGroup’s affiliated moving and storage agents that use Vanliner for their commercial insurance needs. The fair value of the licenses was based upon a market approach methodology using available market data, and the fair value of the relationship asset was based upon an income approach methodology utilizing certain cash flow projections. The intangible asset relating to insurance licenses has an indefinite life and the intangible asset relating to the acquired relationship asset has a useful life of five years. The Company recorded amortization expense of $0.1 million for the year ended December 31, 2010 relating to the relationship asset. Critical inputs into the valuation model of the relationship asset included assumptions on expected premium, operating margins, capital requirements and historical returns on equity of peer insurance companies.

Loss and Loss Adjustment Expense (“LAE”) Reserves Acquired

The valuation of loss and LAE reserves acquired was determined using actuarial cash flow models and payment assumptions rather than an observable market price since a liquid market for such underwriting liabilities does not exist. The valuation model used an estimate of future cash flows related to liabilities for losses and LAE that a market participant would expect to incur as of the date of the acquisition. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquiror for bearing the risk associated with the liabilities that exist outside of the financial guarantees from UniGroup. As a result of these analyses, a fair value adjustment of $6.1 million was made to loss and LAE reserves, of which $1.2 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and LAE. The Company amortized $0.2 million for the twelve months ended December 31, 2010.

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vanliner’s Contribution to the Company’s Revenues and Net Income

The following selected financial information summarizes the results of Vanliner from July 1, 2010 that have been included within the Company’s Consolidated Statements of Income (in thousands):

Revenues	$69,659
Net income	$2,012

Proforma Results of Operations (Unaudited)

The following unaudited pro forma financial information has been provided to present a summary of the combined results of the Company’s operations with Vanliner’s as if the acquisition had occurred on January 1, 2009. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above. Future changes to the current book of business which have not been contemplated in this unaudited pro forma financial information, such as, but not limited to, the decision to discontinue an insurance product offering, the impact from underwriting decisions, or a change in risk selection or retention rates, could result in a material favorable or unfavorable impact on the Company’s future results of operations and financial position. Additionally, the gain on bargain purchase has not been included in the unaudited pro forma financial information due to its non-recurring nature.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)

Pro forma revenues	$469,706	$466,155
Pro forma net income	38,826	67,376
Pro forma net income per share — basic	2.01	3.49
Pro forma net income per share — diluted	2.00	3.48

4.	Fair Value Measurements

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $5.6 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Fixed maturities:
U.S. Government and government agency obligations	$—	$184,857	$—	$184,857
Foreign government obligations	—	5,676	—	5,676
State and local government obligations	—	266,023	3,992	270,015
Residential mortgage-backed securities	—	196,738	—	196,738
Commercial mortgage-backed securities	—	5,570	—	5,570
Corporate obligations	—	230,287	2,290	232,577
Redeemable preferred stocks	9,238	475	2,429	12,142

Total fixed maturities	9,238	889,626	8,711	907,575
Equity securities:
Perpetual preferred stocks	840	127	396	1,363
Common stocks	15,275	13,870	—	29,145

Total equity securities	16,115	13,997	396	30,508
Short-term investments	—	67	—	67

Total investments	25,353	903,690	9,107	938,150
Cash and cash equivalents	27,054	—	—	27,054

Total investments and cash and cash equivalents	$52,407	$903,690	$9,107	$965,204

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Fixed maturities:
U.S. Government and government agency obligations	$—	$212,538	$—	$212,538
State and local government obligations	—	148,594	6,369	154,963
Residential mortgage-backed securities	—	114,329	2,384	116,713
Commercial mortgage-backed securities	—	3,935	—	3,935
Corporate obligations	—	61,582	5,842	67,424
Redeemable preferred stocks	8,297	678	2,353	11,328

Total fixed maturities	8,297	541,656	16,948	566,901
Equity securities:
Perpetual preferred stocks	857	167	396	1,420
Common stocks	14,270	12,983	—	27,253

Total equity securities	15,127	13,150	396	28,673
Short-term investments	—	811	—	811

Total investments	23,424	555,617	17,344	596,385
Cash and cash equivalents	18,589	—	—	18,589

Total investments and cash and cash equivalents	$42,013	$555,617	$17,344	$614,974

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010:

	Year Ended December 31, 2010
		State and Local	Residential	Redeemable	Perpetual
	Corporate	Government	Mortgage-Backed	Preferred	Preferred
	Obligations	Obligations	Securities	Stock	Stock
	(Dollars in thousands)

Beginning balance at January 1, 2010	$5,842	$6,369	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	(187)	—	—	—	—
Included in other comprehensive income	205	623	1,433	76	—
Purchases, issuances, sales and settlements:
Sales(a)	(3,570)	(3,000)	(899)	—	—
Transfers in and/or (out) of Level 3(b)	—	—	(2,918)	—	—

Ending balance at December 31, 2010	$2,290	$3,992	$—	$2,429	$396

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$(187)	$—	$—	$—	$—

(a)	These amounts are attributable to either principal pay downs, calls or maturities during the year ended December 31, 2010.

(b)	Transfers out of Level 3 relate to two residential mortgage-backed securities that have inputs, including quotes, which were consistently observed in an active market during 2010.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2009:

	Year Ended December 31, 2009
		State and Local	Residential	Redeemable	Perpetual	Securities
	Corporate	Government	Mortgage-backed	Preferred	Preferred	Lending
	Obligations	Obligations	securities	Stock	Stock	Collateral
	(Dollars in thousands)

Beginning balance at January 1, 2009	$4,295	$6,118	$—	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	65	—	(1,781)	—	(170)	(421)
Included in other comprehensive income	(18)	251	2,074	(53)	1,551	546
Purchases, issuances, sales and settlements(a)	(640)	—	(453)	—	(4,250)	(487)
Transfers in and/or (out) of Level 3(b)	2,140	—	2,544	—	—	(4,684)

Ending balance at December 31, 2009	$5,842	$6,369	$2,384	$2,353	$396	$—

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$65	$—	$(1,781)	$—	$(170)	$(421)

(a)	These amounts are attributable to either purchases of securities, principal pay downs, conversions or maturities during the year ended December 31, 2009.

(b)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during year ended December 31, 2009.

5.	Investments

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

December 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$183,370	$2,463	$(976)	$184,857
Foreign government obligations	5,741	—	(65)	5,676
State and local government obligations	267,966	4,611	(2,562)	270,015
Residential mortgage-backed securities	196,644	3,126	(3,032)	196,738
Commercial mortgage-backed securities	5,798	—	(228)	5,570
Corporate obligations	229,263	4,400	(1,086)	232,577
Redeemable preferred stocks	12,427	126	(411)	12,142

Total fixed maturities	901,209	14,726	(8,360)	907,575
Equity securities:
Perpetual preferred stocks	1,309	88	(34)	1,363
Common stocks	25,948	3,197	—	29,145

Total equity securities	27,257	3,285	(34)	30,508
Short-term investments	67	—	—	67

Total investments	$928,533	$18,011	$(8,394)	$938,150

December 31, 2009:
Fixed Maturities:
U.S. Government and government agency obligations	$211,151	$1,736	$(349)	$212,538
State and local government obligations	151,139	5,436	(1,612)	154,963
Residential mortgage-backed securities	118,967	2,224	(4,478)	116,713
Commercial mortgage-backed securities	4,482	—	(547)	3,935
Corporate obligations	67,588	1,465	(1,629)	67,424
Redeemable preferred stocks	12,426	89	(1,187)	11,328

Total fixed maturities	565,753	10,950	(9,802)	566,901
Equity securities:
Perpetual preferred stocks	1,320	109	(9)	1,420
Common stocks	24,883	2,370	—	27,253

Total equity securities	26,203	2,479	(9)	28,673
Short-term investments	811	—	—	811

Total investments	$592,767	$13,429	$(9,811)	$596,385

The amortized cost and fair value of fixed maturities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.3 years in the Company’s investment portfolio.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)

Due in one year or less	$27,566	$28,058
Due after one year through five years	293,529	297,256
Due after five years through ten years	273,531	277,955
Due after ten years	104,141	101,998

	698,767	705,267
Mortgage-backed securities	202,442	202,308

Total	$901,209	$907,575

Gains and losses on the sale of these investments, including other-than-temporary impairment charges, were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Fixed maturity gains	$3,596	$2,870	$463
Fixed maturity losses	(402)	(3,803)	(4,197)
Equity security gains	1,614	5,841	694
Equity security losses	(484)	(1,924)	(18,181)
Securities lending fixed maturity losses	—	(423)	(1,173)

Net realized gains (losses) on investments	$4,324	$2,561	$(22,394)

Pre-tax net realized gains of $4.3 million during 2010 were primarily generated from net realized gains associated with the sales of securities of $3.6 million and gains associated with an equity partnership investment of $1.6 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and include gains from sales to generate funds for the Vanliner acquisition. Offsetting these gains were losses associated with an equity partnership of $0.5 million, other-than-temporary impairment charges of $0.3 million and realized losses of $0.1 million from the sales of fixed maturity securities. The other-than-temporary impairment charge of $0.3 million is primarily due to a $0.2 million charge on one corporate bond that had a decrease in market value below book value and, due to the uncertainty of ultimate recovery, the entire impairment was recorded as a credit loss and a $0.1 million charge that was recorded on a mortgage-backed security, for which a previous impairment charge had been recorded.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-credit charge of $3.1 million relating to these mortgage-backed securities is included in other comprehensive income for the year ended December 31, 2009.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
			Value as				Value as
	Fair	Unrealized	% of	Number of	Fair	Unrealized	% of	Number of
	Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
	(Dollars in thousands)

December 31, 2010:
Fixed maturities:
U.S. Government and government
agency obligations	$76,781	$(976)	98.7%	35	$—	$—	—	—
Foreign government obligations	5,676	(65)	98.9%	3	—	—	—	—
State and local government
obligations	124,938	(1,599)	98.7%	108	5,194	(963)	84.4%	4
Residential mortgage-backed
securities	78,332	(1,056)	98.7%	25	7,317	(1,976)	78.7%	5
Commercial mortgage-backed
securities	2,034	(48)	97.7%	1	3,536	(180)	95.2%	1
Corporate obligations	62,158	(652)	99.0%	61	6,311	(434)	93.6%	7
Redeemable preferred stocks	3,326	(266)	92.6%	8	3,691	(145)	96.2%	5

Total fixed maturities	353,245	(4,662)	98.7%	241	26,049	(3,698)	87.6%	22
Equity securities:
Perpetual preferred stocks	605	(34)	94.7%	4	—	—	—	—
Common stocks	—	—	—	—	—	—	—	—

Total equity securities	605	(34)	94.7%	4	—	—	—	—

Total fixed maturities and equity
securities	$353,850	$(4,696)	98.7%	245	$26,049	$(3,698)	87.6%	22

December 31, 2009:
Fixed maturities:
U.S. Government and government
agency obligations	$84,971	$(349)	99.6%	46	$—	$—	—	—
State and local government
obligations	14,279	(122)	99.2%	13	6,725	(1,490)	81.9%	6
Residential mortgage-backed
securities	35,434	(210)	99.4%	20	8,426	(4,268)	66.4%	7
Commercial mortgage-backed
securities	—	—	—	—	3,934	(547)	87.8%	2
Corporate obligations	23,189	(459)	98.1%	45	12,150	(1,170)	91.2%	9
Redeemable preferred stocks	—	—	—	—	8,742	(1,187)	88.0%	20

Total fixed maturities	157,873	(1,140)	99.3%	124	39,977	(8,662)	82.2%	44
Equity securities:
Perpetual preferred stocks	—	—	—	—	94	(9)	91.3%	1

Total equity securities	—	—	—	—	94	(9)	91.3%	1

Total fixed maturities and equity
securities	$157,873	$(1,140)	99.3%	124	$40,071	$(8,671)	82.2%	45

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $9.8 million at December 31, 2009 to $8.4 million at December 31, 2010. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2009. The $8.4 million in gross unrealized losses at December 31, 2010 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations, corporate obligations and U.S. government and government agency obligations. The gross unrealized losses on perpetual preferred stocks are minimal and are considered to be temporary. The Company treats its investment grade perpetual preferred stocks similar to a

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 95.6% of all fixed maturity securities with unrealized losses as well as 99.8% of perpetual preferred securities with unrealized losses.

At December 31, 2010, gross unrealized losses on residential mortgage-backed securities were $3.0 million and represented 36.3% of the total gross unrealized losses on fixed maturities. There were five securities with gross unrealized losses of $2.0 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.2 million at December 31, 2010. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management currently believes that the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At December 31, 2010, the state and local government obligations, with gross unrealized losses of $2.6 million, had four holdings that were in an unrealized loss position of $1.0 million for more than 12 months. Investment grade securities represented 85.1% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $1.1 million at December 31, 2010. The gross unrealized losses on corporate obligations consisted of 61 holdings that were in an unrealized loss position of $0.7 million for less than 12 months and seven holdings with gross unrealized losses of $0.4 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 85.2% of all corporate obligations with unrealized losses greater than 12 months. The U.S. government and government agency obligations had gross unrealized losses of $1.0 million on 35 holdings in an unrealized loss position for less than twelve months.

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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Beginning balance	$1,910	$—
Additional credit impairments on:
Previously impaired securities	144	—
Securities without prior impairments	—	1,910
Reductions	(37)	—

Ending balance	$2,017	$1,910

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Investment income:
Fixed maturities	$23,250	$18,730	$19,545
Equity securities	346	627	1,313
Short-term investments and cash equivalents	38	85	1,755

Total investment income	23,634	19,442	22,613
Investment expense	(336)	(118)	(112)

Net investment income	$23,298	$19,324	$22,501

At December 31, 2010 and 2009, the carrying value of all deposits with state insurance departments was $70.7 million and $36.0 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

6.	Long-term Debt

At December 31, 2010 and December 31, 2009, long-term debt outstanding was $20.0 million and $15.0 million, respectively.

The Company has a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. The Company has the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at December 31, 2010. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2010.

During the year ended December 31, 2010, the Company drew $31.5 million from this credit facility, primarily to help fund the purchase of Vanliner. During the third quarter of 2010, the Company used available cash to pay down this credit facility by $26.5 million. As of December 31, 2010, the interest rate under this Credit Agreement is equal to the six-month LIBOR (0.4375% at December 31, 2010) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2010, the Company was in compliance with all financial covenants.

Interest paid on long-term debt during the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.4 million and $0.9 million, respectively.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current federal income tax provision	$23,677	$18,729	$17,392
Current state income tax provision	287	1,683	45
Deferred federal income tax benefit	(11,335)	(6,737)	(2,379)

	$12,629	$13,675	$15,058

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Federal income tax expense at statutory rate	$18,249	$21,043	$9,001
Effect of:
Tax-exempt investment income	(1,862)	(1,697)	(1,387)
Change in valuation allowance on net capital losses	(810)	(6,735)	7,545
Gain on bargain purchase	(2,609)	—	—
State income taxes	186	1,094	29
Other items, net	(525)	(30)	(130)

	$12,629	$13,675	$15,058

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred Tax Assets:
Unearned premiums	$13,103	$8,750
Unpaid losses and loss adjustment expenses	18,700	8,742
Assignments and assessments	1,474	817
Realized losses on investments, primarily impairments	6,092	6,436
Accrued compensation	3,156	2,218
Other, net	2,129	1,398

	44,654	28,361
Valuation allowance	—	(810)

	44,654	27,551
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,221)	(6,241)
Unrealized gains on investments	(3,366)	(1,266)
Intangible assets	(3,122)	—
Other, net	(2,612)	(1,866)

Total deferred tax liabilities	(17,321)	(9,373)

Net deferred income tax assets	$27,333	$18,178

Federal income taxes paid, net of refunds, for 2010, 2009 and 2008 were $17.0 million, $20.1 million and $17.9 million. At December 31, 2010 and 2009, income taxes payable were $8.7 million and $0.3 million, respectively.

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

In 2009, the Company reassessed all of its state tax positions and recorded an additional $1.7 million in state income tax expense related to earnings in 2009 and prior years. The Company recognized state income tax expense of $0.3 million for the year ended December 31, 2010.

The Company had no liability recorded for unrecognized tax benefits at December 31, 2010 and 2009. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2007.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2010, there were 773,338 of the Company’s common shares reserved for issuance under the LTIP and options for 561,550 shares were outstanding. In March 2010, the Company granted a restricted share award and a stock bonus award under the LTIP. There were no restricted share awards or stock bonus awards granted in 2009. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the year ended December 31, 2010, the Company recognized stock-based compensation expense, inclusive of options forfeited during the year, of $0.6 million. The Company recognized stock-based compensation expense, inclusive of options forfeited, of $1.3 million for both the years ended December 31, 2009 and 2008. The 2010 expense includes $0.4 million for a stock bonus and restricted stock awards. Both the 2009 and 2008 expenses include $0.5 million for restricted stock awards. Related income tax benefits were approximately $0.2 million for 2010 and $0.3 million for both 2009 and 2008. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2010
	Total Options Outstanding
		Weighted	Weighted	Weighted Average
		Average	Average	Remaining
	Shares	Exercise Price	Fair Value	Contractual Term

Options outstanding, beginning of year	647,050	$18.08	$6.68
Forfeited	(100,000)	22.47	6.61
Exercised	(45,500)	10.62	5.05
Granted	60,000	22.63	5.54

Options outstanding, end of year	561,550	$18.39	$6.70	5.3 years

Options exercisable, end of year	360,550	$16.19	$6.97	4.4 years

	Year Ended December 31, 2010
	Total Nonvested Shares
		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested share, beginning of year	91,500	$31.56
Granted	9,000	18.09
Vested	(12,000)	22.70
Forfeited	—	—

Nonvested share, end of year	85,000	$31.40

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of calculating expected term for all grants made in 2010, 2009 and 2008. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	2.8%	2.6%	3.1%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	33.1%	31.9%	26.4%
Dividend yield	1.6%	1.8%	1.0%
Weighted average fair value of options granted during year	$5.54	$3.02	$7.20

At December 31, 2010, the aggregate intrinsic value of options outstanding was $1.7 million. At December 31, 2009, the options outstanding had no aggregate intrinsic value and at December 31, 2008 the aggregate intrinsic value of options outstanding was $42 thousand. The aggregate intrinsic value of all options that were exercisable at December 31, 2010, 2009 and 2008 was $1.9 million, $0.6 million and $0.7 million, respectively. The intrinsic value of options exercised during the year ended December 31, 2010 was $0.3 million. There were no options exercised in 2009. The intrinsic value of options exercised during the year ended December 31, 2008 was $1.4 million. The total fair value of shares vested during the year ended December 31, 2010, 2009, and 2008 was $1.0 million, $0.9 million and $0.7 million, respectively.

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2010:

	Stock Option	Nonvested
	Awards	Shares
	(Dollars in thousands)

2011	$180	$328
2012	153	301
2013	82	292
2014	63	292
2015 and thereafter	—	583

Total remaining compensation expense	$478	$1,796

9.	Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net income	$39,509	$46,449	$10,660

Weighted average shares outstanding during period	19,343	19,301	19,285
Additional shares issuable under employee common stock option plans using treasury stock method	109	65	81

Weighted average shares outstanding assuming exercise of stock options	19,452	19,366	19,366

Net income per share:
Basic	$2.04	$2.41	$0.55
Diluted	$2.03	$2.40	$0.55

For the year ended December 31, 2010, 2009 and 2008, there were 274,315, 498,050 and 358,315 respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

11.	Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2010, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Assumed premiums written	$3,916	$3,151	$5,374
Assumed premiums earned	3,427	3,850	6,249
Assumed losses and loss adjustment expense incurred	2,021	4,137	5,305
Ceded premiums written	2,170	3,100	3,478
Ceded premiums earned	2,447	3,199	3,567
Ceded losses and loss adjustment expense recoveries	2,889	3,109	1,530
Payable to Great American as of year end	150	258	386
Service fee expense	61	60	96

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

12.	Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Direct premiums written	$430,555	$337,972	$371,243
Reinsurance assumed	8,075	6,905	9,053
Reinsurance ceded	(84,101)	(69,831)	(82,215)

Net premiums written	$354,529	$275,046	$298,081

Direct premiums earned	$432,281	$344,451	$358,696
Reinsurance assumed	7,527	7,699	10,196
Reinsurance ceded	(81,437)	(73,071)	(78,151)

Total premiums earned	$358,371	$279,079	$290,741

Reinsurance recoverable	$208,590	$149,949	$150,791

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2010, 2009 and 2008 were $50.7 million, $46.3 million and $38.1 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Unpaid Losses and LAE

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$276,419	$262,440	$210,302
Net VIC reserves acquired, at fair value	282,325	—	—
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	266,042	171,041	188,985
Prior years	(9,634)	(1,286)	(854)

	256,408	169,755	188,131
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	96,182	64,161	68,320
Prior years	122,834	91,615	67,673

	219,016	155,776	135,993
Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	596,136	276,419	262,440
Reinsurance recoverable on unpaid losses and LAE, at end of year	202,509	140,841	137,561

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$798,645	$417,260	$400,001

The foregoing reconciliation shows decreases of $9.6 million, $1.3 million and $0.9 million in the years ended December 31, 2010, 2009 and 2008, respectively, representing favorable development in claims incurred in years prior to 2010, 2009 and 2008, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported (“IBNR”) losses for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

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

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010, 2009 and 2008 balances related to alternative risk transfer programs were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Investment income on amounts withheld related to alternative risk transfer programs	$3,450	$3,535	$4,299
Investment expense on amounts withheld related to alternative risk transfer programs	3,450	3,535	4,299
Investment balance related to alternative risk transfer programs	137,546	128,934	124,076

15.	Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, NIIC-HI and TCC were as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

NIIC statutory capital and surplus	$273,647	$238,390	$190,134
NIIC statutory net income	19,858	33,158	7,611
VIC statutory capital and surplus(a)	106,336	—	—
VIC statutory net income(b)	12,276	—	—
NIIC-HI statutory capital and surplus	12,040	11,295	10,397
NIIC-HI statutory net income	726	899	839
TCC statutory capital and surplus	16,944	15,977	14,707
TCC statutory net income	932	1,115	366

(a)	Includes the statutory surplus of VIC for 2010 only, as the Company’s acquisition of VIC was effective on July 1, 2010.

(b)	Includes the statutory net income of VIC for 2010 only, as the Company’s acquisition of VIC was effective on July 1, 2010. The statutory net income of VIC represents the income for the entire statutory annual period. The Company’s consolidated net income, on a GAAP basis, includes the earnings of VIC since the July 1, 2010. See Note 3 — “Acquisition of Vanliner Group, Inc.” for additional information.

The statutory capital and surplus of VIC, NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, VIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $27.4 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains is $10.6 million. NIIC-HI’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.2 million. TCC’s maximum distribution to NIIC based on the lesser of 10% of prior year surplus or net income is $0.9 million.

NIIC did not pay dividends to the Company in 2010, 2009 or 2008. Also, in accordance with statutory restrictions, NIIC must maintain a minimum balance in statutory surplus of $5.0 million and each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2010 NIIC, VIC, NIIC-HI and TCC exceeded the minimum RBC levels.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. For the years ended December 31, 2010 and 2009, the liability for such assessments was $4.7 million and $3.2 million, respectively, and will be paid over several years as assessed by the various state funds.

17.	Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics, products and services. VIC’s premiums earned are included in the table below as part of the Company’s transportation component for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenue:
Premiums Earned:
Alternative Risk Transfer	$155,819	$141,525	$137,298
Transportation	125,713	60,344	75,495
Specialty Personal Lines	57,800	56,385	54,862
Hawaii and Alaska	13,687	15,272	17,591
Other	5,352	5,553	5,495

Total premiums earned	358,371	279,079	290,741
Net investment income	23,298	19,324	22,501
Net realized gains (losses) on investments	4,324	2,561	(22,394)
Gain on bargain purchase	7,453	—	—
Other	3,680	3,488	2,868

Total revenues	$397,126	$304,452	$293,716

18.	Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2010 and 2009:

	1st	2nd	3rd	4th	Year
	Quarter	Quarter	Quarter	Quarter	Ended
	(Dollars in thousands)

2010(a)
Revenues	$76,840	$76,890	$127,772	$115,624	$397,126
Net income	10,586	7,618	15,762	5,543	39,509
Net income per share — basic(b)	0.55	0.39	0.81	0.29	2.04
Net income per share — diluted(b)	0.55	0.39	0.81	0.28	2.03
2009
Revenues	$75,260	$76,590	$76,965	$75,637	$304,452
Net income	12,646	12,109	8,156	13,538	46,449
Net income per share — basic(b)	0.66	0.63	0.42	0.70	2.41
Net income per share — diluted(b)	0.65	0.63	0.42	0.70	2.40

(a)	Amounts shown in the table above for the 2010 third quarter, fourth quarter and full year include the results of operations for Vanliner from the July 1, 2010 date of acquisition through December 31, 2010. Additionally, the purchase accounting adjustments made within the fair value measurement period during the 2010 fourth quarter affected the provisional gain on bargain purchase of Vanliner and are reflected above in the results of operations for the 2010 third quarter, as the Company is required to retrospectively adjust such amounts as of the acquisition date in accordance with ASC 805. As such, the 2010 third quarter amounts shown above include the full $7.5 million gain on bargain purchase of Vanliner and differ from those originally reported in our September 30, 2010 Form 10-Q. See Note 3 — “Acquisition of Vanliner Group, Inc.” for additional information.

(b)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

On July 1, 2010, we, along with our principal insurance subsidiary, NIIC, completed the acquisition of Vanliner. As permitted, Vanliner has been excluded from management’s assessment of internal control over financial reporting.

Other than as described above, there have been no other significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 55 and 56, respectively, are incorporated herein by reference.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Elect Five Directors,” “Management,” “Committee Descriptions, Reports and Meetings” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal-Year End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “2010 Director Compensation” in our Proxy Statement.

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

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

		Page/Filing
Schedule	Description	Basis

Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	92
Schedule III	Supplementary Insurance Information	95
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	96
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended through March 16, 2009*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Five “Investments”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Reinsurance”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007

(7)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007

(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009

(10)	This exhibit is incorporated by reference to our Proxy statement filed March 24, 2009

(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010

(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Investment in subsidiaries	$320,187	$278,425
Investments:
Fixed maturities available-for-sale, at fair value (cost of $1,351 and $6,105, respectively)	1,205	5,897
Equity securities available-for-sale, at fair value (cost of $21 and $23, respectively)	28	35

Total investments	1,233	5,932
Receivable from subsidiary	7,039	4,227
Cash	24	95
Property and equipment, net	4,510	2,476
Other assets	3,080	487

Total assets	$336,073	$291,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt	$20,000	$15,000

Other liabilities	6,495	5,325

Total liabilities	26,495	20,325
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 3,993 and 4,048 shares, respectively, in treasury	234	234
Additional paid-in capital	50,273	49,264
Retained earnings	258,473	225,195
Accumulated other comprehensive income	6,251	2,353
Treasury shares	(5,653)	(5,729)

Total shareholders’ equity	309,578	271,317

Total liabilities and shareholders’ equity	$336,073	$291,642

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenues:
Fees from subsidiaries	$18,125	$14,759	$13,189
Net investment income	100	347	733
Net realized gains (losses) on investments	187	(1,132)	(1,006)

Total revenues	18,412	13,974	12,916
Expenses:
General and administrative expenses	19,254	16,359	14,854
Interest expense	291	353	833

Total expenses	19,545	16,712	15,687

Loss before income taxes and equity in undistributed income of subsidiaries	(1,133)	(2,738)	(2,771)
Income tax benefit	(397)	(958)	(969)

Loss before equity in undistributed income of subsidiaries	(736)	(1,780)	(1,802)
Equity in undistributed income of subsidiaries, net of tax	40,245	48,229	12,462

Net income	$39,509	$46,449	$10,660

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net income	$39,509	$46,449	$10,660
Adjustments to reconcile net income to net cash provided by operating activities	(40,625)	(47,838)	(9,191)

Net cash (used in) provided by operating activities	(1,116)	(1,389)	1,469
Investing activities
Purchases of investments	(5,885)	(1,534)	(6,454)
Proceeds from sale or maturities of investments	10,814	6,036	13,133
Purchase of property and equipment	(3,181)	(995)	(861)

Net cash provided by investing activities	1,748	3,507	5,818
Financing activities
Decrease in securities lending collateral	—	4,682	5,866
Decrease in securities lending obligation	—	(4,682)	(5,866)
Additional long-term borrowings	31,500	—	15,000
Reductions of long-term debt	(26,500)	—	(15,464)
Tax benefit realized from exercise of stock options	31	—	396
Issuance of common shares from treasury upon exercise of stock options or stock award grants	497	(40)	838
Cash dividends paid on common shares	(6,231)	(5,441)	(4,663)

Net cash used in financing activities	(703)	(5,481)	(3,893)
Net (decrease) increase in cash and cash equivalents	(71)	(3,363)	3,394
Cash at beginning of year	95	3,458	64

Cash at end of year	$24	$95	$3,458

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

							Amortization
		Liability for					of Deferred
	Deferred	Unpaid			Net		Policy	Other	Net
	Policy	Losses and	Unearned	Earned	Investment	Losses and	Acquisition	Underwriting	Premiums
	Acquisition Costs	LAE	Premiums	Premiums	Income	LAE	Costs	Expenses	Written
	(In thousands)

Year ended December 31, 2010	$23,488	$798,645	$221,903	$358,371	$23,298	$256,408	$58,871	$8,768	$354,529
Year ended December 31, 2009	17,833	417,260	149,509	279,079	19,324	169,755	49,113	8,132	275,046
Year ended December 31, 2008	19,245	400,001	156,598	290,741	22,501	188,131	54,293	7,837	298,081

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at		Charged to		Balance at
	Beginning	Charged/(Credited)	Other		End of
	of Period	to Expenses	Accounts	Deductions(a)	Period
			(In thousands)

Year ended December 31, 2010
Premiums in course of collection	$963	$1,299	$—	$347	$1,915
Year ended December 31, 2009
Premiums in course of collection	587	555	—	179	963
Year ended December 31, 2008
Premiums in course of collection	462	354	—	229	587

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
Name:     David W. Michelson

Title:	President and Chief Executive
Officer

Signed: March 8, 2011

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MICHELSON David W. Michelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2011

/s/ JULIE A. MCGRAW Julie A. McGraw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2011

/s/ ALAN R. SPACHMAN* Alan R. Spachman	Chairman of the Board	March 8, 2011

/s/ JOSEPH E. CONSOLINO* Joseph E. Consolino	Director	March 8, 2011

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.	Director	March 8, 2011

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 8, 2011

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 8, 2011

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 8, 2011

/s/ VITO PERAINO* Vito Peraino	Director	March 8, 2011

/s/ JOEL SCHIAVONE* Joel Schiavone	Director	March 8, 2011

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact