Form 10-Q
period 2011-03-31
National Interstate CORP
filed 2011-05-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of May 4, 2011 was 19,441,364.

National Interstate Corporation

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $910,464 and $901,209, respectively)	$916,195	$907,575
Equity securities available-for-sale, at fair value (amortized cost — $40,978 and $27,257, respectively)	44,400	30,508
Short-term investments, at cost which approximates fair value	67	67

Total investments	960,662	938,150
Cash and cash equivalents	25,012	27,054
Accrued investment income	8,459	8,650
Premiums receivable, net of allowance for doubtful accounts of $1,368 and $1,435, respectively	163,708	162,906
Reinsurance recoverable on paid and unpaid losses	205,825	208,590
Prepaid reinsurance premiums	38,044	35,065
Deferred policy acquisition costs	26,919	23,488
Deferred federal income taxes	26,840	27,333
Property and equipment, net	24,302	24,469
Funds held by reinsurer	2,519	3,788
Intangible assets, net	8,894	8,972
Amounts refundable on estimated purchase price of Vanliner	—	14,256
Prepaid expenses and other assets	6,748	5,884

Total assets	$1,497,932	$1,488,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$798,559	$798,645
Unearned premiums and service fees	229,952	221,903
Long-term debt	20,000	20,000
Amounts withheld or retained for accounts of others	60,200	58,691
Reinsurance balances payable	18,592	16,180
Accounts payable and other liabilities	37,759	49,605
Commissions payable	10,588	9,295
Assessments and fees payable	5,036	4,708

Total liabilities	1,180,686	1,179,027
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 3,983 and 3,993 shares, respectively, in treasury	234	234
Additional paid-in capital	50,451	50,273
Retained earnings	266,250	258,473
Accumulated other comprehensive income	5,949	6,251
Treasury shares	(5,638)	(5,653)

Total shareholders’ equity	317,246	309,578

Total liabilities and shareholders’ equity	$1,497,932	$1,488,605

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Premiums earned	$105,139	$70,181
Net investment income	6,902	4,959
Net realized gains on investments (*)	1,200	882
Other	1,116	818

Total revenues	114,357	76,840
Expenses:
Losses and loss adjustment expenses	74,659	43,104
Commissions and other underwriting expenses	20,325	14,836
Other operating and general expenses	4,541	3,626
Expense on amounts withheld	840	809
Interest expense	54	12

Total expenses	100,419	62,387

Income before income taxes	13,938	14,453
Provision for income taxes	4,410	3,867

Net income	$9,528	$10,586

Net income per share — basic	$0.49	$0.55

Net income per share — diluted	$0.49	$0.55

Weighted average of common shares outstanding — basic	19,366	19,328

Weighted average of common shares outstanding — diluted	19,475	19,409

Cash dividends per common share	$0.09	$0.08

(*)	Consists of the following:

Net realized gains before impairment losses	$1,200	$882

Total losses on securities with impairment charges	—	—
Non-credit portion in other comprehensive income	—	—

Net impairment charges recognized in earnings	—	—

Net realized gains on investments	$1,200	$882

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated Other
	Common	Additional Paid-In	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Net income			9,528			9,528
Unrealized depreciation of investment securities, net of tax of ($0.2) million				(302)		(302)

Comprehensive income						9,226
Dividends on common stock			(1,751)			(1,751)
Issuance of 10,643 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(149)			15	(134)
Excess tax benefit realized from vesting of restricted stock		54				54
Stock compensation expense		273				273

Balance at March 31, 2011	$234	$50,451	$266,250	$5,949	$(5,638)	$317,246

Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			10,586			10,586
Unrealized appreciation of investment securities, net of tax of $1.8 million				3,328		3,328

Comprehensive income						13,914
Dividends on common stock			(1,557)			(1,557)
Issuance of 41,217 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		380			57	437
Tax shortfall realized from exercise of stock options		(50)				(50)
Stock compensation expense		428				428

Balance at March 31, 2010	$234	$50,022	$234,224	$5,681	$(5,672)	$284,489

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$9,528	$10,586
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	2,680	841
Provision for depreciation and amortization	918	550
Net realized gains on investment securities	(1,200)	(882)
Deferred federal income taxes	655	(288)
Stock compensation expense	273	428
Increase in deferred policy acquisition costs, net	(3,431)	(2,390)
(Decrease) increase in reserves for losses and loss adjustment expenses	(86)	9,622
Increase in premiums receivable	(802)	(15,901)
Increase in unearned premiums and service fees	8,049	18,577
Decrease (increase) in interest receivable and other assets	596	(294)
Increase in prepaid reinsurance premiums	(2,979)	(7,280)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(10,225)	2,609
Increase in amounts withheld or retained for accounts of others	1,509	326
Decrease (increase) in reinsurance recoverable	2,765	(1,668)
Increase in reinsurance balances payable	2,412	7,256
Other	(7)	(47)

Net cash provided by operating activities	10,655	22,045

Investing activities
Purchases of fixed maturities	(98,335)	(132,722)
Purchases of equity securities	(15,422)	—
Proceeds from sale of fixed maturities	6,779	9,033
Proceeds from sale of equity securities	2,468	111
Proceeds from maturities and redemptions of investments	80,053	108,603
Collection of amounts refundable on purchase price of Vanliner	14,256	—
Capital expenditures	(665)	(551)

Net cash used in investing activities	(10,866)	(15,526)

Financing activities
Excess tax benefit realized from vesting of restricted stock	54	—
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(134)	437
Cash dividends paid on common shares	(1,751)	(1,557)

Net cash used in financing activities	(1,831)	(1,120)

Net (decrease) increase in cash and cash equivalents	(2,042)	5,399
Cash and cash equivalents at beginning of period	27,054	18,589

Cash and cash equivalents at end of period	$25,012	$23,988

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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), Vanliner Group Inc. (“Vanliner”), Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Company (“VRC”), American Highways Insurance Agency, Inc., Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
The unaudited consolidated financial statements include the results of operations and cash flows of Vanliner and its subsidiaries for the three months ended March 31, 2011, as Vanliner was acquired on July 1, 2010. As such, Vanliner and its subsidiaries are not included in the results of operations and cash flows for the three months ended March 31, 2010.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
2. Recent Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805) (“ASU 2010-29”). ASU 2010-29 amends Accounting Standard Codification (“ASC”) 805, Business Combinations by clarifying the acquisition date that should be used for reporting pro forma financial information disclosures as well as requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company adopted ASU 2010-29 on January 1, 2011.
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
3. Fair Value Measurements
The Company must determine the appropriate level in the fair value hierarchy for each applicable fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Fair values for the Company’s investment portfolio are reviewed by company personnel using data from nationally recognized pricing services as well as non-binding broker quotes on a limited basis.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks and other equity securities that are not actively traded. Included in Level 2 are $5.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$160,063	$—	$160,063
Foreign government obligations	—	5,650	—	5,650
State and local government obligations	—	274,316	4,210	278,526
Residential mortgage-backed securities	—	206,233	—	206,233
Commercial mortgage-backed securities	—	5,605	—	5,605
Corporate obligations	—	245,104	2,268	247,372
Redeemable preferred stocks	10,026	297	2,423	12,746

Total fixed maturities	10,026	897,268	8,901	916,195
Equity securities:
Common stocks	18,866	24,028	—	42,894
Perpetual preferred stocks	858	252	396	1,506

Total equity securities	19,724	24,280	396	44,400
Short-term investments	—	67	—	67

Total investments	29,750	921,615	9,297	960,662
Cash and cash equivalents	25,012	—	—	25,012

Total investments and cash and cash equivalents	$54,762	$921,615	$9,297	$985,674

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$184,857	$—	$184,857
Foreign government obligations	—	5,676	—	5,676
State and local government obligations	—	266,023	3,992	270,015
Residential mortgage-backed securities	—	196,738	—	196,738
Commercial mortgage-backed securities	—	5,570	—	5,570
Corporate obligations	—	230,287	2,290	232,577
Redeemable preferred stocks	9,238	475	2,429	12,142

Total fixed maturities	9,238	889,626	8,711	907,575
Equity securities:
Common stocks	15,275	13,870	—	29,145
Perpetual preferred stocks	840	127	396	1,363

Total equity securities	16,115	13,997	396	30,508
Short-term investments	—	67	—	67

Total investments	25,353	903,690	9,107	938,150
Cash and cash equivalents	27,054	—	—	27,054

Total investments and cash and cash equivalents	$52,407	$903,690	$9,107	$965,204

Included in common stocks are limited partnership investments, accounted for in accordance with the equity method, of $24.0 million and $13.8 million at March 31, 2011 and December 31, 2010, respectively.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2011. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011:

	Three Months Ended March 31, 2011
	State and Local
	Government	Corporate	Redeemable	Perpetual Preferred
	Obligations	Obligations	Preferred Stock	Stock
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	218	50	(6)	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(72)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at March 31, 2011	$4,210	$2,268	$2,423	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2010:

	Three Months Ended March 31, 2010
	State and Local	Residential
	Government	Mortgage-Backed	Corporate	Redeemable	Perpetual Preferred
	Obligations	Securities	Obligations	Preferred Stock	Stock
	(Dollars in thousands)
Beginning balance at January 1, 2010	$6,369	$2,384	$5,842	$2,353	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	18	147	113	15	—
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(164)	(115)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at March 31, 2010	$6,387	$2,367	$5,840	$2,368	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
		(Dollars in thousands)
March 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$159,282	$1,890	$(1,109)	$160,063
Foreign government obligations	5,722	—	(72)	5,650
State and local government obligations	277,302	3,844	(2,620)	278,526
Residential mortgage-backed securities	206,644	2,792	(3,203)	206,233
Commercial mortgage-backed securities	5,783	—	(178)	5,605
Corporate obligations	242,937	5,269	(834)	247,372
Redeemable preferred stocks	12,794	219	(267)	12,746

Total fixed maturities	910,464	14,014	(8,283)	916,195
Equity securities:
Common stocks	39,669	3,237	(12)	42,894
Perpetual preferred stocks	1,309	198	(1)	1,506

Total equity securities	40,978	3,435	(13)	44,400
Short-term investments	67	—	—	67

Total investments	$951,509	$17,449	$(8,296)	$960,662

December 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$183,370	$2,463	$(976)	$184,857
Foreign government obligations	5,741	—	(65)	5,676
State and local government obligations	267,966	4,611	(2,562)	270,015
Residential mortgage-backed securities	196,644	3,126	(3,032)	196,738
Commercial mortgage-backed securities	5,798	—	(228)	5,570
Corporate obligations	229,263	4,400	(1,086)	232,577
Redeemable preferred stocks	12,427	126	(411)	12,142

Total fixed maturities	901,209	14,726	(8,360)	907,575
Equity securities:
Common stocks	25,948	3,197	—	29,145
Perpetual preferred stocks	1,309	88	(34)	1,363

Total equity securities	27,257	3,285	(34)	30,508
Short-term investments	67	—	—	67

Total investments	$928,533	$18,011	$(8,394)	$938,150

Included in common stocks are limited partnership investments, accounted for in accordance with the equity method, of $24.0 million and $13.8 million at March 31, 2011 and December 31, 2010, respectively.
The amortized cost and fair value of fixed maturities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.6 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$25,549	$26,135
Due after one year through five years	267,737	271,827
Due after five years through ten years	293,210	296,427
Due after ten years	111,541	109,968

	698,037	704,357
Mortgage-backed securities	212,427	211,838

Total	$910,464	$916,195

Gains and losses on the sale of investments, including other-than-temporary impairment charges, were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Fixed maturity gains	$433	$459
Fixed maturity losses	—	—
Equity security gains	767	423
Equity security losses	—	—

Net realized gains on investments	$1,200	$882

Pre-tax net realized gains on investments of $1.2 million for the three months ended March 31, 2011 were generated from realized gains associated with the sales or calls of securities of $1.0 million, which were primarily from common stocks, corporate obligations and municipal bonds, and gains associated with equity partnership investments of $0.2 million. Pre-tax net realized gains on investments of $0.9 million for the three months ended March 31, 2010 were generated from gains associated with an equity partnership of $0.4 million and realized gains from the sales or calls of fixed maturity securities of $0.5 million, which were primarily from residential mortgage-backed securities. The gains on equity and fixed maturity securities were due to positioning of the portfolio to take advantage of favorable market conditions that increased the value of these securities over book value. There were no impairment charges taken during the three months ended March 31, 2011 or 2010.
The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
			Value	Number			Value	Number
	Fair	Unrealized	as % of	of	Fair	Unrealized	as % of	of
	Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
	(Dollars in thousands)
March 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$73,951	$(1,109)	98.5%	33	$—	$—	—	—
Foreign government obligations	5,650	(72)	98.7%	3	—	—	—	—
State and local government obligations	123,827	(1,891)	98.5%	98	5,424	(729)	88.2%	4
Residential mortgage-backed securities	93,527	(1,433)	98.5%	31	7,097	(1,770)	80.0%	5
Commercial mortgage-backed securities	2,014	(64)	96.9%	1	3,591	(114)	96.9%	1
Corporate obligations	58,636	(699)	98.8%	52	6,609	(135)	98.0%	7
Redeemable preferred stocks	2,604	(151)	94.5%	5	3,635	(116)	96.9%	4

Total fixed maturities	360,209	(5,419)	98.5%	223	26,356	(2,864)	90.2%	21
Equity securities:
Perpetual preferred stocks	623	(1)	99.8%	1	—	—	—	—
Common stocks	800	(12)	98.5%	5	—	—	—	—

Total equity securities	1,423	(13)	99.1%	6	—	—	—	—

Total fixed maturities and equity securities	$361,632	$(5,432)	98.5%	229	$26,356	$(2,864)	90.2%	21

December 31, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$76,781	$(976)	98.7%	35	$—	$—	—	—
Foreign government obligations	5,676	(65)	98.9%	3	—	—	—	—
State and local government obligations	124,938	(1,599)	98.7%	108	5,194	(963)	84.4%	4
Residential mortgage-backed securities	78,332	(1,056)	98.7%	25	7,317	(1,976)	78.7%	5
Commercial mortgage-backed securities	2,034	(48)	97.7%	1	3,536	(180)	95.2%	1
Corporate obligations	62,158	(652)	99.0%	61	6,311	(434)	93.6%	7
Redeemable preferred stocks	3,326	(266)	92.6%	8	3,691	(145)	96.2%	5

Total fixed maturities	353,245	(4,662)	98.7%	241	26,049	(3,698)	87.6%	22
Equity securities:
Perpetual preferred stocks	605	(34)	94.7%	4	—	—	—	—

Total equity securities	605	(34)	94.7%	4	—	—	—	—

Total fixed maturities and equity securities	$353,850	$(4,696)	98.7%	245	$26,049	$(3,698)	87.6%	22

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.4 million at December 31, 2010 to $8.3 million at March 31, 2011. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2010. The $8.3 million in gross unrealized losses at March 31, 2011 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations, corporate obligations and U.S. government and government agency obligations. The gross unrealized losses on common stocks and perpetual preferred stocks are minimal and are considered to be temporary. The Company treats its investment grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred securities by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 96.0% of all fixed maturity securities with unrealized losses as well as 100.0% of perpetual preferred securities with unrealized losses.
At March 31, 2011, gross unrealized losses on residential mortgage-backed securities were $3.2 million and represented 38.7% of the total gross unrealized losses on fixed maturities. There were five securities with gross unrealized losses of $1.8 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.1 million at March 31, 2011. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At March 31, 2011, the state and local government obligations, with gross unrealized losses of $2.6 million, had four holdings that were in an unrealized loss position of $0.7 million for more than 12 months. Investment grade securities represented 86.0% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $0.8 million at March 31, 2011. The gross unrealized losses on corporate obligations consisted of 52 holdings that were in an unrealized loss position of $0.7 million for less than 12 months and seven holdings with gross unrealized losses of $0.1 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 85.4% of all corporate obligations with unrealized losses greater than 12 months. The U.S. government and government agency obligations had gross unrealized losses of $1.1 million on 33 holdings in an unrealized loss position for less than twelve months.
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

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$2,017	$1,910
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions	—	—

Ending balance	$2,017	$1,910

5. Income Taxes
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Federal income tax expense at statutory rate	$4,878	$5,059
Effect of:
Tax-exempt investment income	(634)	(374)
Change in valuation allowance on net capital losses	—	(810)
Other items, net	166	(8)

	$4,410	$3,867

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$13,498	$13,103
Unpaid losses and loss adjustment expenses	18,795	18,700
Assignments and assessments	1,572	1,474
Realized losses on investments, primarily impairments	5,758	6,092
Accrued compensation	2,202	3,156
Other, net	3,265	2,129

	45,090	44,654

Deferred Tax Liabilities:
Deferred policy acquisition costs	(9,422)	(8,221)
Unrealized gains on investments	(3,204)	(3,366)
Intangible assets	(3,097)	(3,122)
Other, net	(2,527)	(2,612)

Total deferred tax liabilities	(18,250)	(17,321)

Net deferred income tax assets	$26,840	$27,333

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2011, there were options for 561,050 shares outstanding and 777,895 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2011 and 2010, the Company recognized stock-based compensation expense of $0.3 million and $0.4 million with related income tax benefits of approximately $0.1 million.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)

Net income	$9,528	$10,586

Weighted average shares outstanding during period	19,366	19,328
Additional shares issuable under employee common stock option plans using treasury stock method	109	81

Weighted average shares outstanding assuming exercise of stock options	19,475	19,409

Net income per share:
Basic	$0.49	$0.55
Diluted	$0.49	$0.55
For the three months ended March 31, 2011 and 2010, there were 170,000 and 522,550, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2011, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property-casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Assumed premiums written	$1,208	$1,046
Assumed premiums earned	980	772
Assumed losses and loss adjustment expense incurred	1,088	105
Ceded premiums written	333	688
Ceded premiums earned	466	680
Ceded losses and loss adjustment expense recoveries	787	267
Payable to Great American as of period end	236	583
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

9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Direct premiums written	$131,851	$104,126
Reinsurance assumed	2,462	1,678
Reinsurance ceded	(24,061)	(24,350)

Net written premiums	$110,252	$81,454

Direct premiums earned	$123,486	$85,718
Reinsurance assumed	2,484	1,533
Reinsurance ceded	(20,831)	(17,070)

Net earned premiums	$105,139	$70,181

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2011 and 2010 were $13.5 million and $9.1 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
10. Commitments and Contingencies
The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and loss adjustment expense (“LAE”) reserves. In addition, regulatory bodies, such as state insurance departments, the SEC, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2011 and December 31, 2010, the liability for such assessments was $5.0 million and $4.7 million, respectively, and will be paid over several years as assessed by the various state funds.
11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services. Vanliner’s premiums earned are included in the table below as part of the Company’s transportation component for the three months ended March 31, 2011.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$46,108	$37,370
Transportation	40,387	14,199
Specialty Personal Lines	13,862	14,146
Hawaii and Alaska	3,362	3,319
Other	1,420	1,147

Total premiums earned	105,139	70,181
Net investment income	6,902	4,959
Net realized gains on investments	1,200	882
Other	1,116	818

Total revenues	$114,357	$76,840

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
General
We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, general commercial insurance to small businesses in Hawaii and

Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. We also underwrite and sell insurance products for moving and storage transportation companies.
Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. As part of this acquisition, UniGroup agreed to provide us with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Through the acquisition of Vanliner, NIIC acquired Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was our primary strategic objective associated with the acquisition. Beginning July 1, 2010, Vanliner’s results are included as part of our transportation component, with the exception of VIC’s moving and storage group ART program, which is a part of our ART component. Additional disclosures regarding the Vanliner acquisition are contained in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2010.
We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 25 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC primarily for the ART product. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six active agency and service subsidiaries to sell and service our insurance business.
As of March 31, 2011, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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
The following table sets forth our March 31, 2011 and 2010 net income from operations, after-tax net realized gains from investments, change in valuation allowance on deferred tax assets related to net capital losses and the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, all of which are non-GAAP financial measures that we believe are useful tools for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended March 31,
	2011		2010
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$10,019	$0.52	$9,202	$0.48
After-tax net realized gains from investments	780	0.04	574	0.03
Change in valuation allowance related to net capital losses	—	—	810	0.04
After-tax impact from balance sheet guaranty for Vanliner	(1,271)	(0.07)	—	—

Net income	$9,528	$0.49	$10,586	$0.55

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller of $1.3 million ($0.07 per share diluted) for the first quarter of 2011 has been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.
Our net income from operations for the first quarter of 2011 was $10.0 million ($0.52 per share diluted) compared to $9.2 million ($0.48 per share diluted) in 2010. This increase was primarily driven by the growth in net investment income, which was attributable to the $300 million net increase to our portfolio associated with the Vanliner acquisition and the reinvestment of cash flows from matured securities in higher-yielding corporate obligations. Partially offsetting this increase was an elevated loss and LAE ratio from ongoing operations of 67.0%, which excludes the impact from the runoff of the guaranteed Vanliner business, as compared to 61.4% in the first quarter of 2010. While the first quarter 2011 loss and LAE ratio is within the range of management’s expectations, the increase is primarily concentrated in our specialty personal lines component, which experienced higher than expected claims results in the first quarter of 2011.
After-tax net realized gains from investments of $0.8 million ($0.04 per share diluted) for the first three months of 2011 were relatively flat compared to the $0.6 million ($0.03 per share diluted) reported for the same period in 2010 when considering the aforementioned growth in our investment portfolio. During the first quarter of 2010, we recorded a reduction of $0.8 million ($0.04 per share diluted) to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2011		2010
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$80,861	60.2%	$65,945	62.3%
Transportation	34,097	25.4%	18,052	17.1%
Specialty Personal Lines	14,660	10.9%	16,889	16.0%
Hawaii and Alaska	3,678	2.7%	4,001	3.8%
Other	1,017	0.8%	917	0.8%

Gross premiums written	$134,313	100.0%	$105,804	100.0%

Gross premiums written includes both direct and assumed premium. During the first quarter of 2011, our gross premiums written increased $28.5 million, or 26.9%, compared to the same period in 2010, primarily attributable to the growth experienced in our transportation and ART components. Gross premiums written in our transportation component increased $16.0 million, or 88.9%, during the first quarter of 2011 compared to the same period in 2010 due to Vanliner’s moving and storage products, which totaled $18.8 million for the three months ended March 31, 2011. This growth was partially offset by a decrease in certain of our traditional passenger and trucking transportation products, which were impacted by increasingly competitive pricing in the continued soft insurance market. Our ART component’s gross premiums written increased by $14.9 million, or 22.6%, in the first quarter of 2011 compared to the same period in 2010, due to a combination of adding new customers to existing ART programs, increases in vehicle count and mileage-based exposures and near 100% member retention in group ART programs renewing during the first quarter of 2011. The decrease of $2.2 million, or 13.2%, in our specialty personal lines component was primarily related to the pricing and underwriting actions associated with the commercial vehicle product which were first initiated in late 2009 and have continued into 2011. We also experienced a decrease in our recreational vehicle product due to a decline in the number of agents’ quotes, as we are seeing a trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.
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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2011 and 2010, we recorded premium assessments of $1.2 million and $0.9 million, respectively.
Premiums Earned
2011 compared to 2010. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$46,108	$37,370	$8,738	23.4%
Transportation	40,387	14,199	26,188	184.4%
Specialty Personal Lines	13,862	14,146	(284)	(2.0%)
Hawaii and Alaska	3,362	3,319	43	1.3%
Other	1,420	1,147	273	23.8%

Total premiums earned	$105,139	$70,181	$34,958	49.8%

Our premiums earned increased $35.0 million, or 49.8%, to $105.1 million during the three months ended March 31, 2011 compared to $70.2 million for the same period in 2010. This increase is primarily attributable to the transportation component, which grew $26.2 million, or 184.4%, over 2010 mainly due to Vanliner’s moving and storage products. Approximately $15.3 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. Our ART component increased $8.7 million, or 23.4%, reflecting the continued growth experienced in this component throughout 2010.
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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. In hard insurance markets our insurance companies increase their premium rates to offset rising losses and reinsurance costs. Since 2007, we have experienced modest single digit decreases in rate levels on our renewal business overall due to a continued soft market. However, during the three months ended March 31, 2011, we have begun to see some rate level increases on new and renewal business among several of our products.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Gross premiums written	$134,313	$105,804
Ceded reinsurance	(24,061)	(24,350)

Net premiums written	110,252	81,454
Change in unearned premiums, net of ceded	(5,113)	(11,273)

Net premiums earned	$105,139	$70,181

Combined Ratios:
Loss and LAE ratio (1)	71.0%	61.4%
Underwriting expense ratio (2)	22.6%	25.1%

Combined ratio	93.6%	86.5%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
2011 compared to 2010. Our consolidated loss and LAE ratio for the first quarter of 2011 increased 9.6 percentage points to 71.0% compared to 61.4% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 67.0% for the three months ended March 31, 2011. While this loss and LAE ratio is within the range of management’s expectations given the modest rate decreases experienced over the past few years, the increase over the prior period is primarily attributable to our recreational vehicle product, which experienced higher than expected claims severity in the first quarter of 2011, and claims on our commercial vehicle product attributable to polices predominantly written prior to our pricing and underwriting actions which were fully in effect by mid-2010. For the first quarter of 2011, we had unfavorable development from prior years’ loss reserves of $0.2 million, or 0.2 percentage points, compared to favorable development of $1.7 million, or 2.4 percentage points, for the same period in 2010. This unfavorable development was primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.
The consolidated underwriting expense ratio for the three months ended March 31, 2011 decreased 2.5 percentage points to 22.6% compared to 25.1% for the same period in 2010, primarily attributable to leveraging existing operating expenses over an increase in earned premium, as well our mix of business written during the first quarter of 2011 which had a lower cost structure compared to 2010.
Net Investment Income
2011 compared to 2010. Net investment income increased $1.9 million, or 39.2%, to $6.9 million in the first quarter of 2011 compared to the same period in 2010, primarily due to a net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition. While the yield on the acquired Vanliner portfolio was lower than the yield on the existing investment portfolio, cash flows, including those from matured investments, have been invested in higher yielding securities primarily corporate obligations, state and local obligations and agency residential mortgage-backed securities.
Net Realized Gains (Losses) on Investments
2011 compared to 2010. Pre-tax net realized gains on investments were $1.2 million for the first quarter of 2011 compared to $0.9 million for the first quarter of 2010. The pre-tax net realized gains for the first quarter of 2011 were primarily generated from net realized gains from the sales of securities of $1.0 million and gains associated with equity partnership investments of $0.2 million. The pre-tax net realized gains for the first quarter of 2010 were generated from gains associated with an equity partnership of $0.4 million and realized gains from the sales or calls of fixed maturity securities of $0.5 million, which were primarily from residential mortgage-backed securities. There were no other-than-temporary impairment charges taken during the quarters ended March 31, 2011 and March 31, 2010.
Commissions and Other Underwriting Expenses
2011 compared to 2010. During the first quarter of 2011, commissions and other underwriting expenses of $20.3 million increased $5.5 million, or 37.0%, from $14.8 million in the comparable period in 2010, primarily as a result of the growth in premiums during 2011 compared to 2010.

Other Operating and General Expenses
2011 compared to 2010. Other operating and general expenses increased $0.9 million, or 25.2%, to $4.5 million during the quarter ended March 31, 2011 compared to $3.6 million for the same period in 2010. This increase was primarily due to additional expenses associated with growth in our employee headcount which was driven by the acquisition of Vanliner.
Income Taxes
2011 compared to 2010. The effective tax rate of 31.6% for the three month period ended March 31, 2011, increased 4.8 percentage points, from 26.8%, as compared to the same period in 2010. During the first quarter of 2010, income tax expense was favorably impacted by 5.6 percentage points due to a reduction to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.
Financial Condition
Investments
At March 31, 2011, our investment portfolio contained $916.2 million in fixed maturity securities and $44.4 million in equity securities, all carried at fair value, except for $24.0 million in limited partnership investments accounted for in accordance with the equity method, with unrealized gains and losses reported as a separate component of shareholders’ equity on an after-tax basis. At March 31, 2011, we had pre-tax net unrealized gains of $5.7 million on fixed maturities and $3.4 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.
At March 31, 2011, 94.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at March 31, 2011 is shown in the following table. Approximately $1.8 million of fixed maturities and $24.0 million of equity securities related to our limited partnership investments had no unrealized gains or losses at March 31, 2011.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$527,865	$386,565
Amortized cost of securities	513,851	394,848
Gross unrealized gain or (loss)	$14,014	$(8,283)
Fair value as a % of amortized cost	102.7%	97.9%
Number of security positions held	564	244
Number individually exceeding $50,000 gain or (loss)	78	45
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$1,890	$(1,109)
Foreign governments	—	(72)
State, municipalities and political subdivisions	3,844	(2,620)
Residential mortgage-backed securities	2,792	(3,203)
Commercial mortgage-backed securities	—	(178)
Banks, insurance and brokers	2,373	(482)
Industrial and other	3,115	(619)
Percent rated investment grade (a)	92.8%	96.0%
Equity Securities:
Fair value of securities	$18,949	$1,423
Cost of securities	15,514	1,436
Gross unrealized gain or (loss)	$3,435	$(13)
Fair value as a % of cost	122.1%	99.1%
Number individually exceeding $50,000 gain or (loss)	9	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2011, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	4.6%	0.5%
After one year through five years	34.8%	22.8%
After five years through ten years	35.3%	28.1%
After ten years	5.3%	21.1%

	80.0%	72.5%
Mortgage-backed securities	20.0%	27.5%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At March 31, 2011
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
	Fair Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (36 issues)	$69,350	$2,884	104.3%
More than one year (42 issues)	61,997	4,025	106.9%
Less than $50,000 (486 issues)	396,518	7,105	101.8%

	$527,865	$14,014

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (34 issues)	$93,921	$(3,008)	96.9%
More than one year (11 issues)	16,913	(2,660)	86.4%
Less than $50,000 (199 issues)	275,731	(2,615)	99.1%

	$386,565	$(8,283)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (2 issues)	$365	$150	169.8%
More than one year (7 issues)	12,321	2,999	132.2%
Less than $50,000 (31 issues)	6,263	286	104.8%

	$18,949	$3,435

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (6 issues)	1,423	(13)	99.1%

	$1,423	$(13)

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
Premiums and Reinsurance
In the ART component, under most group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first quarter of a given fiscal year. These renewals in the first quarter have historically resulted in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first quarter of a given fiscal year. These increases continually decrease through the year. The acquisition of Vanliner has created a shift in these trends on a consolidated basis from December 31, 2010 to March 31, 2011, which may change in future periods based on Vanliner’s growth, the timing of its premium writings during a given year and the runoff of the guaranteed business.
Premiums receivable increased $0.8 million, or 0.5%, and unearned premiums increased $8.0 million, or 3.6%, from December 31, 2010 to March 31, 2011. Excluding the runoff of the balances associated with the guaranteed Vanliner business, premiums receivable increased $11.8 million, or 8.1%, and unearned premiums increased $20.1 million, or 9.8%. These increases in premiums receivable and unearned premiums are primarily due to the increase in direct premiums written in our ART component during the first quarter of 2011 as compared to the fourth quarter of 2010.
Prepaid reinsurance premiums increased $3.0 million, or 8.5%, and reinsurance balances payable increased $2.4 million, or 14.9%, from December 31, 2010 to March 31, 2011. The increases in prepaid reinsurance premiums and reinsurance balances payable are primarily due to an increase in ceded premium for the first quarter of 2011 as compared to the fourth quarter of 2010. Vanliner did not significantly affect these trends due to its reinsurance structure, as Vanliner retains a greater portion of its direct premiums written and the associated underwriting risks when compared to our historical operations.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2011, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss, or borrow against our credit facility. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments decreased $2.1 million from $27.1 million at December 31, 2010 to $25.0 million at March 31, 2011. We generated net cash from operations of $10.7 million for the three months ended March 31, 2011, compared to $22.0 million during the comparable period in 2010. This decrease of $11.3 million primarily relates to a large amount of claim payments made during the first quarter of 2011 associated with the runoff of the guaranteed Vanliner business. Additionally, in the first quarter of 2011, we made an estimated federal income tax payment which included approximately $8.4 million (included in the line item “Accounts payable and other liabilities” on our Consolidated Balance Sheet at December 31, 2010) associated with the Vanliner acquisition. This payment is offset by cash received of an equal amount which is included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $10.9 million and $15.5 million for the three months ended March 31, 2011 and 2010, respectively. This $4.6 million decrease in cash used in investing activities was primarily attributable to a $34.4 million decrease in the purchases of fixed maturity investments and receiving the $14.3 million refund on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, which were partially offset by a $28.6 million decrease in the proceeds from maturities and redemptions of investments and a $15.4 million increase in the purchases of equity securities, primarily related to limited partnership investments. The decreases in the purchases of fixed maturities and the proceeds from maturities and redemptions of investments in the first quarter of 2011 were due to fewer scheduled maturities and the related reinvestment of cash proceeds as compared to the first quarter of 2010. The net purchases of fixed maturities during the first quarter of 2011 were primarily concentrated in corporate obligations, state and local obligations and agency residential mortgage-backed securities. The purchases of equity securities during the three months ended March 31, 2011 were primarily due to rebalancing Vanliner’s investment portfolio, which was entirely comprised of fixed maturity securities at December 31, 2010.
Net cash used in financing activities was $1.8 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit.

We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. At March 31, 2011 there was $20 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at March 31, 2011. As of March 31, 2011, the interest rate on this debt is equal to the six-month LIBOR (0.4375% at December 24, 2010) plus 65 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2011, we were in compliance with all financial covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements, inclusive of the cash required to operate Vanliner, for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings against our credit facility, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. Our ongoing corporate initiatives include actively evaluating potential acquisitions. At such time that we would execute an agreement to enter into an acquisition, such a transaction, depending upon the structure and size, could have an impact on our liquidity. If we were forced to borrow additional funds under our Credit Agreement in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both March 31, 2011 and December 31, 2010, we had $798.6 million of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2010 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2011 and December 31, 2010.
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
Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 — “Investments.”
We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no impairment charges taken during the quarters ended March 31, 2011 and March 31, 2010. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first quarter of 2011, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2011, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, Note 16 to the Consolidated Financial Statements included therein and Note 10 to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
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

NATIONAL INTERSTATE CORPORATION
Date: May 6, 2011	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 6, 2011

/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)