Form 10-Q
period 2011-06-30
National Interstate CORP
filed 2011-08-05
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The number of shares outstanding of the registrant’s sole class of common shares as of August 3, 2011 was 19,442,191.

National Interstate Corporation
Table of Contents

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets (In thousands, except per share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost — $897,887 and $901,209, respectively)	$914,698	$907,575
Equity securities available-for-sale, at fair value (amortized cost — $20,351 and $13,424, respectively)	22,829	16,675
Other investments	27,362	13,833
Short-term investments, at cost which approximates fair value	68	67

Total investments	964,957	938,150
Cash and cash equivalents	39,427	27,054
Accrued investment income	9,330	8,650
Premiums receivable, net of allowance for doubtful accounts of $1,785 and $1,435, respectively	202,929	162,906
Reinsurance recoverable on paid and unpaid losses	201,351	208,590
Prepaid reinsurance premiums	39,996	35,065
Deferred policy acquisition costs	30,453	23,488
Deferred federal income taxes	24,452	27,333
Property and equipment, net	23,827	24,469
Funds held by reinsurer	3,847	3,788
Intangible assets, net	8,816	8,972
Amounts refundable on estimated purchase price of Vanliner	—	14,256
Prepaid expenses and other assets	3,405	5,884

Total assets	$1,552,790	$1,488,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$795,396	$798,645
Unearned premiums and service fees	259,257	221,903
Long-term debt	22,000	20,000
Amounts withheld or retained for accounts of others	60,561	58,691
Reinsurance balances payable	28,135	16,180
Accounts payable and other liabilities	40,040	49,605
Commissions payable	11,914	9,295
Assessments and fees payable	5,046	4,708

Total liabilities	1,222,349	1,179,027
Shareholders’ equity:
Preferred shares — no par value
Authorized — 10,000 shares
Issued — 0 shares	—	—
Common shares — $0.01 par value
Authorized — 50,000 shares
Issued — 23,350 shares, including 3,982 and 3,993 shares, respectively, in treasury	234	234
Additional paid-in capital	50,604	50,273
Retained earnings	272,702	258,473
Accumulated other comprehensive income	12,538	6,251
Treasury shares	(5,637)	(5,653)

Total shareholders’ equity	330,441	309,578

Total liabilities and shareholders’ equity	$1,552,790	$1,488,605

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Premiums earned	$106,464	$69,233	$211,603	$139,414
Net investment income	7,796	5,012	14,698	9,971
Net realized gains on investments (*)	1,316	1,669	2,516	2,551
Other	854	976	1,970	1,794

Total revenues	116,430	76,890	230,787	153,730
Expenses:
Losses and loss adjustment expenses	78,570	46,032	153,229	89,136
Commissions and other underwriting expenses	21,196	14,735	41,521	29,571
Other operating and general expenses	4,095	3,996	8,636	7,622
Expense on amounts withheld	979	926	1,819	1,735
Interest expense	55	92	109	104

Total expenses	104,895	65,781	205,314	128,168

Income before income taxes	11,535	11,109	25,473	25,562
Provision for income taxes	3,332	3,491	7,742	7,358

Net income	$8,203	$7,618	$17,731	$18,204

Net income per share — basic	$0.42	$0.39	$0.92	$0.94

Net income per share — diluted	$0.42	$0.39	$0.91	$0.94

Weighted average of common shares outstanding — basic	19,368	19,343	19,367	19,336

Weighted average of common shares outstanding — diluted	19,482	19,456	19,479	19,424

Cash dividends per common share	$0.09	$0.08	$0.18	$0.16

(*)	Consists of the following:

Net realized gains before impairment losses	$1,316	$1,770	$2,516	$2,652

Total losses on securities with impairment charges	—	—	—	—
Non-credit portion in other comprehensive income	—	(101)	—	(101)

Net impairment charges recognized in earnings	—	(101)	—	(101)

Net realized gains on investments	$1,316	$1,669	$2,516	$2,551

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

				Accumulated Other
		Additional Paid-In		Comprehensive
	Common Stock	Capital	Retained Earnings	Income (Loss)	Treasury Stock	Total
Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Net income			17,731			17,731
Unrealized appreciation of investment securities, net of tax of $3.4 million				6,287		6,287

Comprehensive income						24,018
Dividends on common stock			(3,502)			(3,502)
Issuance of 11,502 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(136)			16	(120)
Net tax effect from exercise/vesting of stock-based compensation		54				54
Stock compensation expense		413				413

Balance at June 30, 2011	$234	$50,604	$272,702	$12,538	$(5,637)	$330,441

Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			18,204			18,204
Unrealized appreciation of investment securities, net of tax of $2.4 million				4,375		4,375

Comprehensive income						22,579
Dividends on common stock			(3,115)			(3,115)
Issuance of 41,579 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		387			57	444
Net tax effect from exercise/vesting of stock-based compensation		(50)				(50)
Stock compensation expense		485				485

Balance at June 30, 2010	$234	$50,086	$240,284	$6,728	$(5,672)	$291,660

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income	$17,731	$18,204
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	4,999	1,368
Provision for depreciation and amortization	1,806	1,112
Net realized gains on investment securities	(2,516)	(2,551)
Deferred federal income taxes	(504)	(1,522)
Stock compensation expense	413	485
Increase in deferred policy acquisition costs, net	(6,965)	(4,669)
(Decrease) increase in reserves for losses and loss adjustment expenses	(3,249)	5,858
Increase in premiums receivable	(40,023)	(41,315)
Increase in unearned premiums and service fees	37,354	42,413
Decrease in interest receivable and other assets	1,740	981
Increase in prepaid reinsurance premiums	(4,931)	(14,325)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(6,608)	6,005
Increase in amounts withheld or retained for accounts of others	1,870	647
Decrease in reinsurance recoverable	7,239	4,919
Increase in reinsurance balances payable	11,955	11,786
Other	(69)	(58)

Net cash provided by operating activities	20,242	29,338

Investing activities
Purchases of fixed maturities	(158,400)	(191,247)
Purchases of equity securities	(10,814)	—
Proceeds from sale of fixed maturities	10,022	70,911
Proceeds from sale of equity securities	5,164	156
Proceeds from maturities and redemptions of investments	147,410	216,940
Change in other investments, net	(13,000)	—
Collection of amounts refundable on purchase price of Vanliner	14,256	—
Deposit in advance of acquisition	—	(128,059)
Capital expenditures	(939)	(1,131)

Net cash used in investing activities	(6,301)	(32,430)

Financing activities
Excess tax benefit realized from vesting of restricted stock	54	—
Additional long-term borrowings	2,000	30,000
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(120)	444
Cash dividends paid on common shares	(3,502)	(3,115)

Net cash (used in) provided by financing activities	(1,568)	27,329

Net increase in cash and cash equivalents	12,373	24,237
Cash and cash equivalents at beginning of period	27,054	18,589

Cash and cash equivalents at end of period	$39,427	$42,826

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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.
The unaudited consolidated financial statements include the results of operations and cash flows of Vanliner and its subsidiaries for the three and six months ended June 30, 2011, as Vanliner was acquired on July 1, 2010. As such, Vanliner and its subsidiaries are not included in the results of operations and cash flows for the three and six months ended June 30, 2010.
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
2. Recent Accounting Pronouncements
In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Financial Services - Insurance (“ASU 2010-26”). ASU 2010-26 amends ASC 944, Financial Services — Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011, with retrospective application permitted, but not required. The Company will adopt ASU 2010-26 on January 1, 2012. This guidance will result in fewer acquisition costs being capitalized by the Company. Management is still in the process of evaluating the impact such adoption will have on financial condition, results of operations and liquidity.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 on January 1, 2012. The updated guidance only requires a change in the format of information already disclosed; the adoption will not impact our cash flows, financial condition, or net income.
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
Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses, and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and values obtained from brokers and independent financial institutions are reviewed by company personnel who are familiar with the securities being priced and the markets in which they trade to ensure that the fair value determination is representative of an exit price, as defined by accounting standards.
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
Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, perpetual preferred stock and certain publicly traded common stocks that are not actively traded. Included in Level 2 are $6.0 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$130,943	$—	$130,943
Foreign government obligations	—	5,713	—	5,713
State and local government obligations	—	287,152	4,301	291,453
Residential mortgage-backed securities	—	198,911	—	198,911
Commercial mortgage-backed securities	—	7,724	—	7,724
Corporate obligations	—	267,510	2,216	269,726
Redeemable preferred stocks	9,638	143	447	10,228

Total fixed maturities	9,638	898,096	6,964	914,698
Equity securities:
Common stocks	21,195	16	—	21,211
Perpetual preferred stocks	325	897	396	1,618

Total equity securities	21,520	913	396	22,829
Short-term investments	—	68	—	68

Total investments	31,158	899,077	7,360	937,595
Cash and cash equivalents	39,427	—	—	39,427

Total investments and cash and cash equivalents at fair value	$70,585	$899,077	$7,360	$977,022

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$184,857	$—	$184,857
Foreign government obligations	—	5,676	—	5,676
State and local government obligations	—	266,023	3,992	270,015
Residential mortgage-backed securities	—	196,738	—	196,738
Commercial mortgage-backed securities	—	5,570	—	5,570
Corporate obligations	—	230,287	2,290	232,577
Redeemable preferred stocks	9,238	475	2,429	12,142

Total fixed maturities	9,238	889,626	8,711	907,575
Equity securities:
Common stocks	15,275	37	—	15,312
Perpetual preferred stocks	840	127	396	1,363

Total equity securities	16,115	164	396	16,675
Short-term investments	—	67	—	67

Total investments	25,353	889,857	9,107	924,317
Cash and cash equivalents	27,054	—	—	27,054

Total investments and cash and cash equivalents at fair value	$52,407	$889,857	$9,107	$951,371

The tables above exclude investments in limited partnerships accounted for under the equity method of $27.4 million and $13.8 million (included in “other investments”) at June 30, 2011 and December 31, 2010, respectively. As such, they are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011
	State and Local
	Government	Corporate	Redeemable	Perpetual Preferred
	Obligations	Obligations	Preferred Stock	Stock
	(Dollars in thousands)
Beginning balance at April 1, 2011	$4,210	$2,268	$2,423	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	91	11	24	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(63)	(2,000)	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2011	$4,301	$2,216	$447	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Six Months Ended June 30, 2011
	State and Local
	Government	Corporate	Redeemable	Perpetual Preferred
	Obligations	Obligations	Preferred Stock	Stock
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	309	61	18	—
Purchases and issuances, sales and settlements:	—	—	—	—
Sales, settlements and redemptions	—	(135)	(2,000)	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2011	$4,301	$2,216	$447	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2010:

	Three Months Ended June 30, 2010
	State and Local		Residential
	Government	Corporate	Mortgage-Backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	Securities	Preferred Stock	Stock
			(Dollars in thousands)
Beginning balance at April 1, 2010	$6,387	$5,840	$2,367	$2,368	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	577	(101)	54	39	—
Purchases, issuances, sales and settlements:
Sales	(3,000)	(178)	(354)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at June 30, 2010	$3,964	$5,561	$2,067	$2,407	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2010
	State and Local		Residential
	Government	Corporate	Mortgage-Backed	Redeemable	Perpetual Preferred
	Obligations	Obligations	Securities	Preferred Stock	Stock
			(Dollars in thousands)
Beginning balance at January 1, 2010	$6,369	$5,842	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	595	12	201	54	—
Purchases and issuances
Sales, settlements and redemptions	(3,000)	(293)	(518)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at June 30, 2010	$3,964	$5,561	$2,067	$2,407	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or	Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
June 30, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$128,185	$3,046	$(288)	$130,943
Foreign government obligations	5,702	11	—	5,713
State and local government obligations	285,008	7,337	(892)	291,453
Residential mortgage-backed securities	198,105	3,722	(2,916)	198,911
Commercial mortgage-backed securities	7,799	10	(85)	7,724
Corporate obligations	262,834	7,314	(422)	269,726
Redeemable preferred stocks	10,254	179	(205)	10,228

Total fixed maturities	897,887	21,619	(4,808)	914,698
Equity securities:
Common stocks	19,042	2,575	(406)	21,211
Perpetual preferred stocks	1,309	309	—	1,618

Total equity securities	20,351	2,884	(406)	22,829
Short-term investments	68	—	—	68

Total investments	$918,306	$24,503	$(5,214)	$937,595

December 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$183,370	$2,463	$(976)	$184,857
Foreign government obligations	5,741	—	(65)	5,676
State and local government obligations	267,966	4,611	(2,562)	270,015
Residential mortgage-backed securities	196,644	3,126	(3,032)	196,738
Commercial mortgage-backed securities	5,798	—	(228)	5,570
Corporate obligations	229,263	4,400	(1,086)	232,577
Redeemable preferred stocks	12,427	126	(411)	12,142

Total fixed maturities	901,209	14,726	(8,360)	907,575
Equity securities:
Common stocks	12,115	3,197	—	15,312
Perpetual preferred stocks	1,309	88	(34)	1,363

Total equity securities	13,424	3,285	(34)	16,675
Short-term investments	67	—	—	67

Total investments	$914,700	$18,011	$(8,394)	$924,317

The table above excludes investments in limited partnerships accounted for under the equity method of $27.4 million and $13.8 million (included in “other investments”) at June 30, 2011 and December 31, 2010, respectively. As such, they are not reported at fair value.
The amortized cost and fair value of fixed maturities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$27,399	$28,023
Due after one year through five years	246,622	253,350
Due after five years through ten years	302,150	310,386
Due after ten years	115,812	116,304

	691,983	708,063
Mortgage-backed securities	205,904	206,635

Total	$897,887	$914,698

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$275	$1,949	$708	$2,408
Fixed maturity losses	—	(102)	—	(102)
Equity security gains	706	—	1,278	30
Equity security losses	—	—	—	—
Other investments, net gains (losses)	335	(178)	530	215

Net realized gains on investments	$1,316	$1,669	$2,516	$2,551

Pre-tax net realized gains were $1.3 million and $2.5 million for the three and six months ended June 30, 2011, respectively. The net realized gains for both the three and six months ended June 30, 2011 were generated from realized gains associated with the sales or calls of securities of $1.0 million and $2.0 million, respectively, which were primarily from common stocks and corporate obligations, and net gains associated with equity in earnings of limited partnerships (included in “other investments”) of $0.3 million and $0.5 million, respectively. There were no impairment charges taken during the three and six months ended June 30, 2011.
Pre-tax net realized gains were $1.7 million and $2.6 million for the three and six months ended June 30, 2010, respectively. The net realized gains for both the three and six month periods ended June 30, 2010 were primarily generated from net realized gains associated with the sales of securities of $2.0 million and $2.5 million, respectively. The gains on sales of equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value, and the Company sold these securities in order to generate funds for the July 1, 2010 purchase of Vanliner. Included in the six months ended June 30, 2010 were gains associated with other investments of $0.4 million, which occurred during the first three months of 2010. Partially offsetting these gains were losses on other investments of $0.2 million during the three months ended June 30, 2011 and an other-than-temporary impairment charge of $0.1 million for both the three and six months ended June 30, 2010.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
			Fair				Fair
			Value	Number			Value	Number
	Fair	Unrealized	as % of	of	Fair	Unrealized	as % of	of
	Value	Losses	Cost	Holdings	Value	Losses	Cost	Holdings
	(Dollars in thousands)
June 30, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$32,003	$(288)	99.1%	17	$—	$—	—	—
State and local government obligations	22,720	(313)	98.6%	20	5,569	(579)	90.6%	4
Residential mortgage-backed securities	54,588	(561)	99.0%	20	6,361	(2,355)	73.0%	6
Commercial mortgage-backed securities	2,064	(11)	99.5%	1	3,631	(74)	98.0%	1
Corporate obligations	37,019	(389)	99.0%	66	2,967	(33)	98.9%	2
Redeemable preferred stocks	3,731	(125)	96.8%	7	920	(80)	92.0%	2

Total fixed maturities	152,125	(1,687)	98.9%	131	19,448	(3,121)	86.2%	15
Equity securities:
Common stocks	3,142	(406)	88.6%	4	—	—	—	—

Total equity securities	3,142	(406)	88.6%	4	—	—	—	—

Total fixed maturities and equity securities	$155,267	$(2,093)	98.7%	135	$19,448	$(3,121)	86.2%	15

December 31, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$76,781	$(976)	98.7%	35	$—	$—	—	—
Foreign government obligations	5,676	(65)	98.9%	3	—	—	—	—
State and local government obligations	124,938	(1,599)	98.7%	108	5,194	(963)	84.4%	4
Residential mortgage-backed securities	78,332	(1,056)	98.7%	25	7,317	(1,976)	78.7%	5
Commercial mortgage-backed securities	2,034	(48)	97.7%	1	3,536	(180)	95.2%	1
Corporate obligations	62,158	(652)	99.0%	61	6,311	(434)	93.6%	7
Redeemable preferred stocks	3,326	(266)	92.6%	8	3,691	(145)	96.2%	5

Total fixed maturities	353,245	(4,662)	98.7%	241	26,049	(3,698)	87.6%	22
Equity securities:
Perpetual preferred stocks	605	(34)	94.7%	4	—	—	—	—

Total equity securities	605	(34)	94.7%	4	—	—	—	—

Total fixed maturities and equity securities	$353,850	$(4,696)	98.7%	245	$26,049	$(3,698)	87.6%	22

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.4 million at December 31, 2010 to $5.2 million at June 30, 2011. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2010. The $5.2 million in gross unrealized losses at June 30, 2011 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, state and local government obligations and corporate obligations. The gross unrealized losses on common stocks are minimal and are considered to be temporary. There were no gross unrealized losses on perpetual preferred stocks. Investment grade securities (as determined by nationally recognized rating agencies) represented 86.5% of all fixed maturity securities with unrealized losses.
At June 30, 2011, gross unrealized losses on residential mortgage-backed securities were $2.9 million and represented 60.6% of the total gross unrealized losses on fixed maturities. There were six securities with gross unrealized losses of $2.4 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.5 million at June 30, 2011. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At June 30, 2011, the state and local government obligations, with gross unrealized losses of $0.9 million, had 20 holdings that were in an unrealized loss position of $0.3 million for less than 12 months and four holdings that were in an unrealized loss position of $0.6 million for more than 12 months. Investment grade securities represented 86.5% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $0.4 million at June 30, 2011. The gross unrealized losses on corporate obligations consisted of 66 holdings with gross unrealized losses of $0.4 million that were in an unrealized loss position for less than 12 months. Investment grade securities represented 66.7% of all corporate obligations with unrealized losses greater than 12 months.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$2,017	$1,910	$2,017	$1,910
Additional credit impairments on:
Previously impaired securities	—	101	—	101
Securities without prior impairments	—	—	—	—
Reductions	—	(37)	—	(37)

Ending balance	$2,017	$1,974	$2,017	$1,974

5. Income Taxes
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$4,037	$3,888	$8,915	$8,947
Effect of:
Tax-exempt investment income	(756)	(377)	(1,389)	(751)
Change in valuation allowance on net capital losses	—	—	—	(810)
Other items, net	51	(20)	216	(28)

	$3,332	$3,491	$7,742	$7,358

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$15,395	$13,103
Unpaid losses and loss adjustment expenses	18,869	18,700
Assignments and assessments	1,568	1,474
Realized losses on investments, primarily impairments	5,457	6,092
Accrued compensation	2,601	3,156
Other, net	3,803	2,129

	47,693	44,654
Deferred Tax Liabilities:
Deferred policy acquisition costs	(10,658)	(8,221)
Unrealized gains on investments	(6,751)	(3,366)
Intangible assets	(3,073)	(3,122)
Other, net	(2,759)	(2,612)

Total deferred tax liabilities	(23,241)	(17,321)

Net deferred income tax assets	$24,452	$27,333

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2011, there were options for 620,550 shares outstanding and 776,536 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended June 30, 2011, the Company recognized stock-based compensation expense of $0.1 million with related income tax benefits of approximately $32 thousand, as compared to stock-based compensation expense of $0.1 million with related income tax benefits of approximately $48 thousand for the same period in 2010. For both the six months ended June 30, 2011 and 2010, the Company recognized stock-based compensation expense of $0.4 million and $0.5 million, respectively, with related income tax benefits of approximately $0.1 million.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$8,203	$7,618	$17,731	$18,204

Weighted average shares outstanding during period	19,368	19,343	19,367	19,336
Additional shares issuable under employee common stock option plans using treasury stock method	114	113	112	88

Weighted average shares outstanding assuming exercise of stock options	19,482	19,456	19,479	19,424

Net income per share:
Basic	$0.42	$0.39	$0.92	$0.94
Diluted	$0.42	$0.39	$0.91	$0.94
For the three months ended June 30, 2011 and 2010, there were 279,598 and 344,113, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2011 and 2010, there were 227,152 and 438,550, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2011, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$1,350	$1,241	$2,558	$2,287
Assumed premiums earned	1,029	799	2,009	1,571
Assumed losses and loss adjustment expense incurred	932	544	2,019	649
Ceded premiums written	144	694	477	1,383
Ceded premiums earned	379	623	844	1,303
Ceded losses and loss adjustment expense recoveries	348	1,434	1,135	1,701
Payable to Great American as of period end	129	540	129	540

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
9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$153,473	$108,239	$285,323	$212,365
Reinsurance assumed	3,012	2,487	5,475	4,165
Reinsurance ceded	(22,742)	(24,799)	(46,804)	(49,149)

Net premiums written	$133,743	$85,927	$243,994	$167,381

Direct premiums earned	$124,728	$85,103	$248,215	$170,821
Reinsurance assumed	2,526	1,884	5,010	3,417
Reinsurance ceded	(20,790)	(17,754)	(41,622)	(34,824)

Total premiums earned	$106,464	$69,233	$211,603	$139,414

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2011 and 2010 were $16.0 million and $15.9 million, respectively, and were $29.5 million and $25.0 million for the six months ended June 30, 2011 and 2010, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.
10. Commitments and Contingencies
The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of our loss and loss adjustment expense (“LAE”) reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission (“SEC”), the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2011 and December 31, 2010, the liability for such assessments was $5.0 million and $4.7 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services. Vanliner’s premiums earned are included in the table below as part of the Company’s transportation component for the three and six months ended June 30, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$49,509	$35,003	$95,617	$72,373
Transportation	38,221	14,984	78,608	29,183
Specialty Personal Lines	13,551	14,538	27,413	28,684
Hawaii and Alaska	3,492	3,361	6,854	6,680
Other	1,691	1,347	3,111	2,494

Total premiums earned	106,464	69,233	211,603	139,414
Net investment income	7,796	5,012	14,698	9,971
Net realized gains on investments	1,316	1,669	2,516	2,551
Other	854	976	1,970	1,794

Total revenues	$116,430	$76,890	$230,787	$153,730

12. Comprehensive Income
Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the three months ended June 30, 2011 and 2010 of $14.8 million and $8.7 million, respectively. Total comprehensive income for the six months ended June 30, 2011 and 2010 was $24.0 million and $22.6 million, respectively.
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
Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. As part of this acquisition, UniGroup agreed to provide us with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Through the acquisition of Vanliner, NIIC acquired Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was our primary strategic objective associated with the acquisition. Beginning July 1, 2010, Vanliner’s results are included as part of our transportation component, with the exception of VIC’s moving and storage group ART programs, which are part of our ART component. Additional disclosures regarding the Vanliner acquisition are contained in Note 3 to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2010.
We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, a Pennsylvania domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 25 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six active agency and service subsidiaries to sell and service our insurance business.
As of June 30, 2011, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.
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

The following table sets forth our June 30, 2011 and 2010 net income from operations, after-tax net realized gains from investments, change in valuation allowance on deferred tax assets related to net capital losses and the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, all of which are non-GAAP financial measures that we believe are useful tools for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended June 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,806	$0.40	$6,534	$0.33
After-tax net realized gain from investments	855	0.04	1,084	0.06
Impact from balance sheet guaranty for Vanliner	(458)	(0.02)	—	—

Net income	$8,203	$0.42	$7,618	$0.39

	Six Months Ended June 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$17,825	$0.92	$15,736	$0.81
After-tax net realized gain from investments	1,635	0.08	1,658	0.09
Change in valuation allowance related to net capital losses	—	—	810	0.04
Impact from balance sheet guaranty for Vanliner	(1,729)	(0.09)	—	—

Net income	$17,731	$0.91	$18,204	$0.94

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the three and six months ended June 30, 2011 of $0.5 million ($0.02 per share diluted) and $1.7 million ($0.09 per share diluted), respectively, has been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.
Our net income from operations for the three and six months ended June 30, 2011 was $7.8 million ($0.40 per share diluted) and $17.8 million ($0.92 per share diluted), respectively, compared to $6.5 million ($0.33 per share diluted) and $15.7 million ($0.81 per share diluted) for the same periods in 2010. These increases were primarily driven by the growth in net investment income, which was attributable to the $300 million net increase to our investment portfolio associated with the Vanliner acquisition and the reinvestment of cash flows from matured securities into higher-yielding corporate obligations. Partially offsetting these increases were elevated loss and LAE ratios from ongoing operations for the three and six months ended June 30, 2011 of 72.2% and 69.7%, respectively, which excludes the impact from the runoff of the guaranteed Vanliner business, as compared to 66.5% and 63.9% for the same periods in 2010. These increases are primarily concentrated in our specialty personal lines component, which experienced higher than expected claims results in the second quarter and first half of 2011.
After-tax net realized gains from investments of $0.9 million ($0.04 per share diluted) and $1.6 million ($0.08 per share diluted) for the second quarter and first six months of 2011, respectively, were relatively flat compared to the $1.1 million ($0.06 per share diluted) and $1.7 million ($0.09 per share diluted) reported for both comparative periods in 2010. During the first quarter of 2010, we recorded a reduction of $0.8 million ($0.04 per share diluted) to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2011		2010
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$88,584	56.6%	$68,217	61.6%
Transportation	46,322	29.6%	19,038	17.2%
Specialty Personal Lines	15,130	9.7%	17,784	16.1%
Hawaii and Alaska	4,515	2.9%	4,175	3.8%
Other	1,934	1.2%	1,512	1.3%

Gross premiums written	$156,485	100.0%	$110,726	100.0%

	Six Months Ended June 30,
	2011		2010
	Amount	Percent	Amount	Percent
		(Dollars in thousands)
Alternative Risk Transfer	$169,445	58.3%	$134,162	62.0%
Transportation	80,419	27.7%	37,090	17.1%
Specialty Personal Lines	29,790	10.2%	34,673	16.0%
Hawaii and Alaska	8,193	2.8%	8,176	3.8%
Other	2,951	1.0%	2,429	1.1%

Gross premiums written	$290,798	100.0%	$216,530	100.0%

Gross premiums written includes both direct and assumed premium. During the second quarter of 2011, our gross premiums written increased $45.8 million, or 41.3%, compared to the same period in 2010, primarily attributable to the growth experienced in our transportation and ART components. Gross premiums written in our transportation component increased $27.3 million, or 143.3%, during the second quarter of 2011 compared to the same period in 2010 due to the addition of Vanliner’s moving and storage products, which totaled $27.6 million for the three months ended June 30, 2011. Our ART component’s gross premiums written increased by $20.4 million, or 29.9%, in the second quarter of 2011 compared to the same period in 2010, due to a combination of growth in existing ART programs including the addition of a new customer to our large account ART product, the introduction of our second group ART program for Vanliner’s moving and storage business and near 100% member retention in group ART programs renewing during the period. The decrease of $2.7 million, or 14.9%, in our specialty personal lines component was primarily related to the pricing and underwriting actions associated with the commercial vehicle product which were first initiated in late 2009 and have continued into 2011. We also experienced a decrease in our recreational vehicle product due to a decline in the number of agents’ quotes, as we are seeing a trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.
During the first six months of 2011, our gross premiums written increased $74.3 million, or 34.3%, compared to the same period in 2010. This increase is primarily attributable to our transportation component, which increased $43.3 million, or 116.8%, driven by the Vanliner moving and storage products’ gross premiums written of $46.4 million during the first half of 2011. This growth was partially offset by a decrease in certain of our traditional passenger and trucking transportation products, which were impacted by increasingly competitive pricing in the continued soft insurance market. Our ART component grew by $35.3 million, or 26.3%, during the first six months of 2011 compared to the first half of 2010, while our specialty personal lines component decreased $4.9 million, or 14.1%. The period-over-period changes in both of these components were due to the same factors discussed above for the three month period.
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
As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the second quarter of 2011 and 2010, we recorded a $0.5 million premium assessment and a $1.2 million return of premium, respectively. For the first half of 2011 and 2010, we recorded a $1.7 million premium assessment and a $0.3 million return of premium, respectively.
Premiums Earned
Three months ended June 30, 2011 compared to June 30, 2010. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2011	2010	Amount	Percent
		(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$49,509	$35,003	$14,506	41.4%
Transportation	38,221	14,984	23,237	155.1%
Specialty Personal Lines	13,551	14,538	(987)	(6.8)%
Hawaii and Alaska	3,492	3,361	131	3.9%
Other	1,691	1,347	344	25.5%

Total premiums earned	$106,464	$69,233	$37,231	53.8%

Our premiums earned increased $37.2 million, or 53.8%, to $106.5 million during the three months ended June 30, 2011 compared to $69.2 million for the same period in 2010 primarily attributable to the transportation and ART components. Our transportation component grew $23.2 million, or 155.1%, over the second quarter of 2010 mainly due to Vanliner’s moving and storage products. Approximately $8.2 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. Our ART component increased $14.5 million, or 41.4%, reflecting the continued growth experienced in this component throughout 2010 and the first six months of 2011. These increases were partially offset by a decrease of $1.0 million, or 6.8%, in the specialty personal lines component attributable to the decline in premiums written in our commercial vehicle and recreational vehicle products beginning in the fourth quarter of 2010 and continuing into the first half of 2011.
Six months ended June 30, 2011 compared to June 30, 2010. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2011	2010	Amount	Percent
		(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$95,617	$72,373	$23,244	32.1%
Transportation	78,608	29,183	49,425	169.4%
Specialty Personal Lines	27,413	28,684	(1,271)	(4.4)%
Hawaii and Alaska	6,854	6,680	174	2.6%
Other	3,111	2,494	617	24.7%

Total premiums earned	$211,603	$139,414	$72,189	51.8%

Our premiums earned increased $72.2 million, or 51.8%, to $211.6 million during the six months ended June 30, 2011 compared to $139.4 million for the same period in 2010 primarily attributable to the transportation and ART components. Our transportation component grew $49.4 million, or 169.4%, over 2010 mainly due to Vanliner’s moving and storage products. Approximately $23.5 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. Our ART component increased $23.2 million, or 32.1%, while our specialty personal lines component decreased $1.3 million, or 4.4%. The period-over-period changes in both of these components were due to the same factors discussed above for the three month period.
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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2007, we have experienced modest single digit decreases in rate levels on our renewal business overall due to a continued soft market. However, during the first six months of 2011, we have begun to see some rate level increases on new and renewal business among several of our products.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$156,485	$110,726	$290,798	$216,530
Ceded reinsurance	(22,742)	(24,799)	(46,804)	(49,149)

Net premiums written	133,743	85,927	243,994	167,381
Change in unearned premiums, net of ceded	(27,279)	(16,694)	(32,391)	(27,967)

Total premiums earned	$106,464	$69,233	$211,603	$139,414

Combined Ratios:
Loss and LAE ratio (1)	73.8%	66.5%	72.4%	63.9%
Underwriting expense ratio (2)	23.0%	25.6%	22.8%	25.4%

Combined ratio	96.8%	92.1%	95.2%	89.3%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended June 30, 2011 compared to June 30, 2010. Our consolidated loss and LAE ratio for the second quarter of 2011 increased 7.3 percentage points to 73.8% compared to 66.5% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 72.2% for the three months ended June 30, 2011. This increase over the prior period is primarily attributable to our recreational vehicle product, which continued to experience higher than expected claims activity in the second quarter of 2011, and claims on our commercial vehicle product attributable to policies predominantly written prior to our pricing and underwriting actions. For the second quarter of 2011, we had favorable development from prior years’ loss reserves of $0.7 million, or 0.7 percentage points, compared to favorable development of $1.5 million, or 2.2 percentage points, in the second quarter of 2010. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.
The consolidated underwriting expense ratio for the three months ended June 30, 2011 decreased 2.6 percentage points to 23.0% compared to 25.6% for the same period in 2010, primarily attributable to leveraging existing operating expenses over an increase in earned premium. Included in the underwriting expense ratio for the three months ended June 30, 2010 are costs associated with the Vanliner acquisition totaling 0.8 percentage points.
Six months ended June 30, 2011 compared to June 30, 2010. Our consolidated loss and LAE ratio for the six months ended June 30, 2011 increased 8.5 percentage points to 72.4% compared to 63.9% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 69.7% for the first six months of 2011. This increase over the prior period is primarily due to our specialty personal lines component as discussed above for the three month period. For the first half of 2011, we had favorable development from prior years’ loss reserves of $0.5 million, or 0.3 percentage points, compared to favorable development of prior years’ loss reserves of $3.2 million, or 2.3 percentage points, in the first six months of 2010.
The consolidated underwriting expense ratio for the six months ended June 30, 2011 decreased 2.6 percentage points to 22.8% compared to 25.4% for the same period in 2010, primarily due to the factors discussed above for the three month period. Included in the underwriting expense ratio for the six months ended June 30, 2011 are costs associated with the Vanliner acquisition totaling 0.6 percentage points.

Net Investment Income
2011 compared to 2010. For the three and six month periods ended June 30, 2011, net investment income was $7.8 million and $14.7 million, respectively, compared to $5.0 million and $10.0 million for the same periods in 2010. The increase in investment income for both the three and six months ended June 30, 2011 is primarily due to a net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition. While the yield on the acquired Vanliner portfolio was lower than the yield on the existing investment portfolio, cash flows, including those from matured investments, have been invested in higher yielding securities primarily corporate obligations, state and local obligations and agency residential mortgage-backed securities.
Net Realized Gains (Losses) on Investments
2011 compared to 2010. Pre-tax net realized gains on investments were $1.3 million for the second quarter of 2011 compared to $1.7 million for the second quarter of 2010. For the six months ended June 30, 2011 and 2010, pre-tax net realized gains were $2.5 million and $2.6 million, respectively. The pre-tax net realized gains for both the three and six months ended June 30, 2011 were primarily generated from net realized gains associated with sales of securities totaling $1.0 million and $2.0 million, respectively. Additionally, we recorded gains of $0.3 million and $0.5 million associated with equity partnership investments for the three and six months ended June 30, 2011, respectively. There were no other-than-temporary impairment charges taken during three and six months ended June 30, 2011. The pre-tax net realized gains for both the three and six months ended June 30, 2010 were primarily generated from net realized gains associated with sales of securities to generate funds for the Vanliner acquisition totaling $2.0 million and $2.5 million, respectively. Additionally, we recorded net gains of $0.2 million from equity in earnings of a limited partnership investment for the six months ended June 30, 2010. Offsetting these gains was an other-than-temporary impairment credit loss of $0.1 million relating to one mortgage-backed security, both recorded during the second quarter of 2010.
Commissions and Other Underwriting Expenses
2011 compared to 2010. During the second quarter of 2011, commissions and other underwriting expenses of $21.2 million increased $6.5 million, or 43.8%, from $14.7 million in the comparable period in 2010. For the six months ended June 30, 2011 and 2010, commissions and other underwriting expenses were $41.5 million and $29.6 million, respectively, increasing $11.9 million, or 40.4%. Both the quarter and year-to-date increases are primarily a result of the growth in premiums during 2011 compared to 2010.
Other Operating and General Expenses
2011 compared to 2010. Other operating and general expenses were relatively flat for the quarter ended June 30, 2011 compared to the same period in 2010, increasing $0.1 million, or 2.5%, to $4.1 million from $4.0 million in the prior period. For the six months ended June 30, 2011 and 2010, other operating and general expenses were $8.6 million and $7.6 million, respectively, increasing $1.0 million, or 13.3%. This year-to-date increase was primarily due to additional expenses associated with growth in our employee headcount which began in the second quarter of 2010 and was driven by the acquisition of Vanliner.
Income Taxes
2011 compared to 2010. The effective tax rate of 28.9% for the three month period ended June 30, 2011 decreased 2.5 percentage points, from 31.4%, as compared to the same period in 2010, primarily attributable to an increase in tax-exempt income. The 2011 year-to-date effective tax rate increased 1.6 percentage points to 30.4%, as compared to 28.8% for the same period in 2010. Our 2010 income tax expense was favorably impacted by 3.2 percentage points related to a first quarter of 2010 reduction to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010. The remaining change in the year-to-date 2011 effective tax rate is attributable to an increase in tax-exempt income as compared to the same period in 2010.
Financial Condition
Investments
At June 30, 2011, our investment portfolio contained $914.7 million in fixed maturity securities and $22.8 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $27.4 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2011, we had pre-tax net unrealized gains of $16.8 million on fixed maturities and $2.5 million on equity securities.

Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.
At June 30, 2011, 94.3% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.
Summary information for securities with unrealized gains or losses at June 30, 2011 is shown in the following table. Approximately $4.1 million of fixed maturities had no unrealized gains or losses at June 30, 2011.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$738,979	$171,573
Amortized cost of securities	717,360	176,381
Gross unrealized gain or (loss)	$21,619	$(4,808)
Fair value as a % of amortized cost	103.0%	97.3%
Number of security positions held	672	146
Number individually exceeding $50,000 gain or (loss)	146	16
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,046	$(288)
Foreign governments	11	—
State, municipalities and political subdivisions	7,337	(892)
Residential mortgage-backed securities	3,722	(2,916)
Commercial mortgage-backed securities	10	(85)
Banks, insurance and brokers	3,113	(313)
Industrial and other	4,380	(314)
Percent rated investment grade (a)	96.1%	86.5%
Equity Securities:
Fair value of securities	$19,687	$3,142
Cost of securities	16,803	3,548
Gross unrealized gain or (loss)	$2,884	$(406)
Fair value as a % of cost	117.2%	88.6%
Number individually exceeding $50,000 gain or (loss)	9	1

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2011, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with	Securities with
	Unrealized Gains	Unrealized Losses
Maturity:
One year or less	3.7%	0.6%
After one year through five years	30.7%	13.4%
After five years through ten years	34.5%	32.2%
After ten years	12.2%	15.0%

	81.1%	61.2%
Mortgage-backed securities	18.9%	38.8%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At June 30, 2011
		Aggregate	Fair Value
	Aggregate	Unrealized	as % of
	Fair Value	Gain (Loss)	Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (86 issues)	$163,926	$6,353	104.0%
More than one year (60 issues)	102,191	6,808	107.1%
Less than $50,000 (526 issues)	472,862	8,458	101.8%

	$738,979	$21,619

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (6 issues)	$21,951	$(432)	98.1%
More than one year (10 issues)	14,142	(3,025)	82.4%
Less than $50,000 (130 issues)	135,480	(1,351)	99.0%

	$171,573	$(4,808)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (9 issues)	7,801	2,399	144.4%
Less than $50,000 (36 issues)	11,886	485	104.3%

	$19,687	$2,884

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issues)	$2,411	$(384)	86.3%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (3 issues)	731	(22)	97.1%

	$3,142	$(406)

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
Premiums and Reinsurance
In the ART component, under most group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year. These renewals in the first six months have historically resulted in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first half of a given fiscal year. These increases continually decrease through the year. The acquisition of Vanliner has created a shift in these trends on a consolidated basis from December 31, 2010 to June 30, 2011, which may change in future periods based on Vanliner’s growth, the timing of its premium writings during a given year and the runoff of the guaranteed business.
Premiums receivable increased $40.0 million, or 24.6%, and unearned premiums increased $37.4 million, or 16.8%, from December 31, 2010 to June 30, 2011. Excluding the runoff of the balances associated with the guaranteed Vanliner business, premiums receivable increased $54.8 million, or 37.5%, and unearned premiums increased $53.4 million, or 25.9%. These increases in premiums receivable and unearned premiums are primarily due to the increase in direct premiums written in our ART and transportation components during the second quarter of 2011 as compared to the fourth quarter of 2010. The increase in the transportation component was driven by Vanliner’s moving and storage products.
Prepaid reinsurance premiums increased $4.9 million, or 14.1%, and reinsurance balances payable increased $12.0 million, or 73.9%, from December 31, 2010 to June 30, 2011. The increases in prepaid reinsurance premiums and reinsurance balances payable are primarily due to an increase in ceded premium for the second quarter of 2011 as compared to the fourth quarter of

2010. Vanliner did not significantly affect these trends due to its reinsurance structure, as Vanliner retains a greater portion of its direct premiums written and the associated underwriting risks when compared to our historical operations.
Liquidity and Capital Resources
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2011, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss, or borrow against our credit facility. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash, cash equivalents and short-term investments increased $12.4 million from $27.1 million at December 31, 2010 to $39.5 million at June 30, 2011. We generated net cash from operations of $20.2 million for the six months ended June 30, 2011, compared to $29.3 million during the comparable period in 2010. This decrease of $9.1 million primarily relates to a large amount of claim payments made during the first six months of 2011 associated with the runoff of the guaranteed Vanliner business. Additionally, in the first half of 2011, we made an estimated federal income tax payment which included approximately $8.4 million (included in the line item “Accounts payable and other liabilities” on our Consolidated Balance Sheet at December 31, 2010) associated with the Vanliner acquisition. This payment is offset by cash received of an equal amount which is included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $6.3 million and $32.4 million for the six months ended June 30, 2011 and 2010, respectively. This $26.1 million decrease in cash used in investing activities was primarily related to the $128.1 million deposited on June 30, 2010 for the July 1, 2010 purchase of Vanliner, a $32.8 million decrease in the purchases of fixed maturity investments and receiving the $14.3 million refund in 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, which were partially offset by a $130.4 million decrease in the proceeds from sales, maturities and redemptions of fixed maturity investments and $13.0 million from the purchase of other investments, which are comprised of limited partnership investments, in 2011. The decreases in the purchases of fixed maturities and the proceeds from sales, maturities and redemptions of fixed maturity investments in the first half of 2011 as compared to the same period in 2010 were primarily due to the positioning of our portfolio which took place during the first six months of 2010 to generate funds to finance the Vanliner acquisition. The net purchases of fixed maturities during the first half of 2011 were primarily concentrated in corporate obligations, state and local obligations and agency residential mortgage-backed securities. The purchases of limited partnership investments during the six months ended June 30, 2011 were due to rebalancing Vanliner’s investment portfolio, which was entirely comprised of fixed maturity securities at December 31, 2010.
Net cash used in financing activities was $1.6 million for the six months ended June 30, 2011 as compared to net cash provided by financing activities of $27.3 million for the same period in 2010. This $28.9 million decrease in cash provided by financing activities was primarily driven by a $30 million draw on our credit facility in June 2010 to help fund the purchase of Vanliner.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit.
We have a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $75.0 million subject to the Credit Agreement’s accordion feature. At June 30, 2011 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at June 30, 2011. As of June 30, 2011, the interest rate on this debt is equal to the six-month LIBOR (0.375% at June 30, 2011) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2011, we were in compliance with all financial covenants.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both June 30, 2011 and December 31, 2010, we had $795.4 million and $798.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2010 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2011 and December 31, 2010.
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
We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no impairment charges taken during the three and six months ended June 30, 2011.
During both the three and six months ended June 30, 2010, we recorded an other-than-temporary impairment charge on one mortgage-backed security, for which a previous impairment charge had been recorded. The other-than-temporary impairment charge on this security was separated into: a credit loss of $0.1 million, which is recognized in earnings, and a reduction in the non-credit loss of $0.1 million, which was previously included in other comprehensive income. The credit loss of $0.1 million was the result of management’s analysis that we may not receive the full principal amounts due to potential defaults on the mortgage loans underlying the mortgage-backed security and that the recovery of expected principal will take longer than previously expected. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first six months of 2011, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2011, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. [RESERVED]
ITEM 5. Other Information
None.
ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (2)

101.SCH	XBRL Taxonomy Extension Schema Document (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” not “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION
Date: August 5, 2011	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 5, 2011	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)