Form 10-Q
period 2011-09-30
National Interstate CORP
filed 2011-11-04
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐  Accelerated Filer ☒  Non-Accelerated Filer ☐  Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes     ☒  No

The number of shares outstanding of the registrant’s sole class of common shares as of November 2, 2011 was 19,442,714.

National Interstate Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost—$920,352 and $901,276, respectively)	$944,628	$907,642
Equity securities available-for-sale, at fair value (amortized cost—$30,321 and $13,424, respectively)	27,746	16,675
Other invested assets	26,380	13,833

Total investments	998,754	938,150
Cash and cash equivalents	19,867	27,054
Accrued investment income	8,531	8,650
Premiums receivable, net of allowance for doubtful accounts of $2,144 and $1,435, respectively	186,419	162,906
Reinsurance recoverable on paid and unpaid losses	202,419	208,590
Prepaid reinsurance premiums	38,001	35,065
Deferred policy acquisition costs	28,857	23,488
Deferred federal income taxes	24,845	27,333
Property and equipment, net	23,996	24,469
Funds held by reinsurer	3,361	3,788
Intangible assets, net	8,738	8,972
Amounts refundable on estimated purchase price of Vanliner	—	14,256
Prepaid expenses and other assets	5,172	5,884

Total assets	$1,548,960	$1,488,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$797,356	$798,645
Unearned premiums and service fees	251,150	221,903
Long-term debt	22,000	20,000
Amounts withheld or retained for accounts of others	58,729	58,691
Reinsurance balances payable	26,112	16,180
Accounts payable and other liabilities	41,154	49,605
Commissions payable	11,180	9,295
Assessments and fees payable	4,987	4,708

Total liabilities	1,212,668	1,179,027
Shareholders’ equity:
Preferred shares—no par value
Authorized—10,000 shares
Issued—0 shares	—	—
Common shares—$0.01 par value
Authorized—50,000 shares
Issued—23,350 shares, including 3,982 and 3,993 shares, respectively, in treasury	234	234
Additional paid-in capital	50,789	50,273
Retained earnings	276,799	258,473
Accumulated other comprehensive income	14,106	6,251
Treasury shares	(5,636)	(5,653)

Total shareholders’ equity	336,292	309,578

Total liabilities and shareholders’ equity	$1,548,960	$1,488,605

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	0000000	0000000	0000000	0000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Premiums earned	$107,947	$111,866	$319,550	$251,280
Net investment income	7,623	6,440	22,321	16,411
Net realized gains on investments (*)	428	983	2,944	3,534
Gain on bargain purchase	—	7,453	—	7,453
Other	860	1,030	2,830	2,824

Total revenues	116,858	127,772	347,645	281,502
Expenses:
Losses and loss adjustment expenses	80,387	85,204	233,616	174,340
Commissions and other underwriting expenses	23,103	18,433	64,624	48,004
Other operating and general expenses	4,224	3,799	12,860	11,421
Expense on amounts withheld	909	840	2,728	2,575
Interest expense	58	131	167	235

Total expenses	108,681	108,407	313,995	236,575

Income before income taxes	8,177	19,365	33,650	44,927
Provision for income taxes	2,328	3,603	10,070	10,961

Net income	$5,849	$15,762	$23,580	$33,966

Net income per share—basic	$0.30	$0.81	$1.22	$1.76

Net income per share—diluted	$0.30	$0.81	$1.21	$1.75

Weighted average of common shares outstanding—basic	19,368	19,344	19,367	19,338

Weighted average of common shares outstanding—diluted	19,494	19,457	19,477	19,431

Cash dividends per common share	$0.09	$0.08	$0.27	$0.24

(*)	Consists of the following:

	0000000	0000000	0000000	0000000
Net realized gains before impairment losses	$574	$1,180	$3,090	$3,832

Total losses on securities with impairment charges	(146)	(197)	(146)	(197)
Non-credit portion in other comprehensive income	—	—	—	(101)

Net impairment charges recognized in earnings	(146)	(197)	(146)	(298)

Net realized gains on investments	$428	$983	$2,944	$3,534

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Net income			23,580			23,580
Unrealized appreciation of investment securities, net of tax of $4.2 million				7,855		7,855

Comprehensive income						31,435
Dividends on common stock			(5,254)			(5,254)
Issuance of 11,829 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(126)			17	(109)
Net tax effect from exercise/vesting of stock-based compensation		79				79
Stock compensation expense		563				563

Balance at September 30, 2011	$234	$50,789	$276,799	$14,106	$(5,636)	$336,292

Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Net income			33,966			33,966
Unrealized appreciation of investment securities, net of tax of $7.0 million				12,967		12,967

Comprehensive income						46,933
Dividends on common stock			(4,673)			(4,673)
Issuance of 54,457 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		414			76	490
Net tax effect from exercise/vesting of stock-based compensation		31				31
Stock compensation expense		649				649

Balance at September 30, 2010	$234	$50,358	$254,488	$15,320	$(5,653)	$314,747

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income	$23,580	$33,966
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	7,326	3,649
Provision for depreciation and amortization	2,881	1,883
Net realized gains on investment securities	(2,944)	(3,534)
Gain on bargain purchase	—	(7,453)
Deferred federal income taxes	(1,742)	(1,541)
Stock compensation expense	563	649
Increase in deferred policy acquisition costs, net	(5,369)	(5,498)
(Decrease) increase in reserves for losses and loss adjustment expenses	(1,289)	11,935
Increase in premiums receivable	(23,513)	(20,708)
Increase in unearned premiums and service fees	29,247	24,667
Decrease in interest receivable and other assets	1,258	11,190
Increase in prepaid reinsurance premiums	(2,936)	(7,530)
Decrease in accounts payable, commissions and other liabilities and assessments and fees payable	(6,287)	(1,491)
Increase in amounts withheld or retained for accounts of others	38	1,355
Decrease in reinsurance recoverable	6,171	11,599
Increase in reinsurance balances payable	9,932	7,462
Other	(65)	(109)

Net cash provided by operating activities	36,851	60,491

Investing activities
Purchases of fixed maturities	(287,515)	(412,680)
Purchases of equity securities	(21,888)	—
Proceeds from sale of fixed maturities	70,700	89,750
Proceeds from sale of equity securities	6,090	654
Proceeds from maturities and redemptions of investments	192,712	314,477
Change in other investments, net	(13,000)	—
Collection of amounts refundable on purchase price of Vanliner	14,256	—
Acquisition of subsidiary, net of cash and cash equivalents acquired	—	(33,438)
Capital expenditures	(2,109)	(2,107)

Net cash used in investing activities	(40,754)	(43,344)

Financing activities
Additional long-term borrowings	2,000	30,000
Reductions of long-term debt	—	(26,500)
Excess tax benefit realized from vesting of restricted stock	79	31
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(109)	490
Cash dividends paid on common shares	(5,254)	(4,673)

Net cash used in financing activities	(3,284)	(652)

Net (decrease) increase in cash and cash equivalents	(7,187)	16,495
Cash and cash equivalents at beginning of period	27,054	18,589

Cash and cash equivalents at end of period	$19,867	$35,084

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), Vanliner Group, Inc. (“Vanliner”), Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Limited, American Highways Insurance Agency, Inc., Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011.

The unaudited consolidated financial statements include the results of operations and cash flows of Vanliner and its subsidiaries since its acquisition on July 1, 2010.

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

2. Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, NIIC and the Company completed the acquisition of Vanliner from UniGroup, Inc. (“UniGroup”). Pursuant to the Purchase Agreement (the “Agreement”), NIIC acquired all of the issued and outstanding capital stock of Vanliner and the Company acquired certain named information technology assets. Through the acquisition of Vanliner, NIIC acquired VIC, a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was the Company’s primary strategic objective associated with the acquisition. As part of the Agreement, UniGroup agreed to provide NIIC with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable developments related to the closing balance sheet inure to UniGroup.

The initial purchase price of $128.1 million, paid in cash from available funds, represented Vanliner’s estimated tangible book value at closing of $125.1 million, as well as $3.0 million of certain named information technology assets. This estimated purchase price was adjusted based on Vanliner’s closing balance sheet delivered to NIIC on August 27, 2010, which resulted in a $4.6 million decrease in tangible book value. The Agreement provided NIIC with an additional 60 day review period following the delivery of Vanliner’s closing balance sheet. As a result of certain items identified during the review period, NIIC provided a notice of disagreement to UniGroup on October 26, 2010 regarding certain amounts in the closing balance sheet, the net effect of which reduced tangible book value by an additional $1.3 million to $119.2 million. As a means of resolving the notice of disagreement, NIIC and UniGroup agreed to jointly make an election under Section 338(h)(10) of the Internal Revenue Code (the “338(h)(10) election”) which converted the stock acquisition into an asset acquisition for tax purposes. Through this arrangement, UniGroup agreed to compensate NIIC $8.4 million for Vanliner’s net deferred tax assets forfeited as a result of making the 338(h)(10) election. In conjunction with executing the 338(h)(10) election, NIIC and UniGroup agreed upon Vanliner’s final tangible book value of $110.9 million, which will serve as the basis for the future settlements of the financial guarantees.

The acquisition was accounted for in accordance with Accounting Standard Codification (“ASC”) 805. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price was allocated based on the fair value of assets acquired, liabilities assumed and additional consideration expected to be paid. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2010. In accordance with ASC 805, management deemed the fair value measurement period to be closed as of December 31, 2010, as all information necessary to identify and measure the fair value of all aspects of the business combination had been made available to and obtained by the Company. Prior to the completion of the purchase price allocation, the Company reported provisional amounts for this acquisition in its interim consolidated financial statements and notes thereto for the three and nine month periods ending September 30, 2010 as reported on Form 10-Q, as these certain valuation analyses were ongoing as of the date of that filing. The subsequent measurement period adjustments resulted in a $6.8 million increase in the gain on bargain purchase, bringing the total bargain gain to $7.5 million, which has been applied to the Consolidated Statements of Income, Consolidated Statement of Shareholders’ Equity and Consolidated Statement of Cash Flows for the three and nine months periods ended September 30, 2010, so that the effect of the measurement period adjustments to the allocation of the purchase price are reflected as if the adjustments had been completed on the acquisition date and as such, occurring in the third quarter of 2010.

The purchase consideration consisted of cash and additional future consideration as follows (in thousands):

Purchase consideration:
Cash paid	$128,059
Additional future consideration	2,936
Amounts refundable on purchase price of Vanliner	(14,256)

Total purchase consideration	$116,739

The additional future consideration is recorded at fair value based on the present value of a series of fixed future payments to UniGroup related to future interest earnings on investments held related to unearned premium on policies in-force on the date of acquisition. These payments are not contingent on the results of Vanliner during the period in which these payments will be made. The additional future consideration is classified as a liability. In February 2011, NIIC received $14.3 million from UniGroup for the amounts due under the purchase agreement for the 338(h)(10) election and finalization of the tangible book value.

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

The gain on bargain purchase of $7.5 million shown in the table above was recognized as a separate component of revenues in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010. Because the purchase price of the acquisition was based on Vanliner’s tangible book value at June 30, 2010 and as certain financial guarantees were included in the agreement, the Company anticipated no goodwill would be recognized after recording the fair value of Vanliner’s assets acquired and liabilities assumed. Accordingly, the fair value of net assets acquired was in excess of the total purchase consideration which resulted in the gain on bargain purchase, primarily due to the Company recognizing intangible assets under purchase accounting, adjustments to decrease the fair value of the acquired loss and allocated loss adjustment expense reserves based on management’s best estimate of Vanliner’s reserves as of the acquisition date, as well as recording management’s best estimate of the contingent consideration due from UniGroup at the time of acquisition associated with the balance sheet guaranty. The gain on bargain purchase was not impacted by the 338(h)(10) election, as the $8.4 million compensation from UniGroup reduced both the purchase price and fair value of net assets acquired by $8.4 million. The Company took certain actions and incurred certain costs associated with the transaction, totaling approximately $0.1 million and $1.0 million, respectively, which are reflected in “Other operating and general expenses” in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2010.

Significant Factors Affecting Acquisition Date Fair Values

Intangibles

The fair value of intangible assets represents acquired insurance licenses of $7.7 million and an acquired relationship asset of $1.4 million, relating to renewal rights, trade names, customer relationships and a distribution network related to UniGroup’s affiliated moving and storage agents that use Vanliner for their commercial insurance needs. The fair value of the licenses was based upon a market approach methodology using available market data, and the fair value of the relationship asset was based upon an income approach methodology utilizing certain cash flow projections. The intangible asset relating to insurance licenses has an indefinite life and the intangible asset relating to the acquired relationship asset has a useful life of five years. The Company recorded amortization expense relating to the relationship asset of $0.1 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million for both the three and nine months ended September 30, 2010. Critical inputs into the valuation model of the relationship asset included assumptions on expected premium, operating margins, capital requirements and historical returns on equity of peer insurance companies.

Loss and Loss Adjustment Expense (“LAE”) Reserves Acquired

The valuation of loss and LAE reserves acquired was determined using actuarial cash flow models and payment assumptions rather than an observable market price since a liquid market for such underwriting liabilities does not exist. The valuation model used an estimate of future cash flows related to liabilities for losses and LAE that a market participant would expect to incur as of the date of the acquisition. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquiror for bearing the risk associated with the liabilities that exist outside of the financial guarantees from UniGroup. As a result of these analyses, a fair value adjustment of $6.1 million was made to loss and LAE reserves, of which $1.2 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and LAE. The Company amortized $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, and $0.1 million for both the three and nine months ended September 30, 2010.

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

Vanliner’s Contribution to the Company’s 2010 Revenues and Net Income

The following selected financial information summarizes Vanliner’s results for the third quarter of 2010 that have been included within the Company’s Consolidated Statements of Income (in thousands):

From Acquisition Date to September 30, 2010
Revenues	$37,688
Net income	$1,622

Proforma Results of Operations (Unaudited)

The following unaudited pro forma financial information has been provided to present a summary of the combined results of the Company’s operations with Vanliner’s as if the acquisition had occurred on January 1, 2010. The unaudited pro forma financial information is for informational purposes only and is not necessarily indicative of what the results would have been had the acquisition been completed at the date indicated above. Future changes to the current book of business which have not been contemplated in this unaudited pro forma financial information, such as, but not limited to, the decision to discontinue an insurance product offering, the impact from underwriting decisions, or a change in risk selection or retention rates, could result in a material favorable or unfavorable impact on the Company’s future results of operations and financial position. Additionally, the gain on bargain purchase has not been included in the unaudited pro forma financial information due to its non-recurring nature.

	September 30, 2010
	Three months ended	Nine months ended
	(Dollars in thousands, except per share data)
Pro forma revenues	$119,030	$354,716
Pro forma net income	8,774	33,853
Pro forma net income per share—basic	0.45	1.75
Pro forma net income per share—diluted	0.45	1.74

3. Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, Financial Services—Insurance (“ASU 2010-26”). ASU 2010-26 amends ASC 944, Financial Services—Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011, with retrospective application permitted, but not required. The Company will adopt ASU 2010-26 on January 1, 2012. This guidance will result in fewer acquisition costs being capitalized by the Company. Management expects to adopt the new standard retrospectively and currently estimates that the adoption will reduce the Company’s deferred policy acquisition costs balance by approximately 10% and shareholders’ equity by less than 1%. Additionally, management currently estimates that the adoption would have virtually no impact to the Company’s earnings per share for the past five years when measured on a year-to-date basis.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company will adopt ASU 2011-05 on January 1, 2012. The updated guidance only requires a change in the format of information already disclosed; the adoption will not impact the Company’s cash flows, financial condition, net income or comprehensive income.

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

Level 1 consists of publicly traded equity securities whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government and government agency securities, fixed maturity investments, and perpetual preferred stocks that are not actively traded. Included in Level 2 are $5.2 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$140,629	$—	$140,629
Foreign government obligations	—	5,749	—	5,749
State and local government obligations	—	295,393	1,930	297,323
Residential mortgage-backed securities	—	227,512	—	227,512
Commercial mortgage-backed securities	—	15,010	—	15,010
Corporate obligations	—	246,685	2,020	248,705
Redeemable preferred stocks	9,084	149	467	9,700

Total fixed maturities	9,084	931,127	4,417	944,628
Equity securities:
Common stocks	26,307	—	—	26,307
Perpetual preferred stocks	838	205	396	1,439

Total equity securities	27,145	205	396	27,746

Total investments	36,229	931,332	4,813	972,374
Cash and cash equivalents	19,867	—	—	19,867

Total investments and cash and cash equivalents at fair value	$56,096	$931,332	$4,813	$992,241

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$—	$184,857	$—	$184,857
Foreign government obligations	—	5,676	—	5,676
State and local government obligations	—	266,023	3,992	270,015
Residential mortgage-backed securities	—	196,738	—	196,738
Commercial mortgage-backed securities	—	5,570	—	5,570
Corporate obligations	—	230,354	2,290	232,644
Redeemable preferred stocks	9,238	475	2,429	12,142

Total fixed maturities	9,238	889,693	8,711	907,642
Equity securities:
Common stocks	15,275	37	—	15,312
Perpetual preferred stocks	840	127	396	1,363

Total equity securities	16,115	164	396	16,675

Total investments	25,353	889,857	9,107	924,317
Cash and cash equivalents	27,054	—	—	27,054

Total investments and cash and cash equivalents at fair value	$52,407	$889,857	$9,107	$951,371

The tables above exclude investments in limited partnerships accounted for under the equity method of $26.4 million and $13.8 million (included in “other invested assets”) at September 30, 2011 and December 31, 2010, respectively. As such, they are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at July 1, 2011	$4,301	$2,216	$447	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	129	(78)	20	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(2,500)	(118)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at September 30, 2011	$1,930	$2,020	$467	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Nine Months Ended September 30, 2011
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	438	(17)	38	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(2,500)	(253)	(2,000)	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at September 30, 2011	$1,930	$2,020	$467	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2010.

	Three Months Ended September 30, 2010
	State and Local Government Obligations	Corporate Obligations	Residential Mortgage- Backed Securities	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at July 1, 2010	$3,964	$5,561	$2,067	$2,407	$396
Total gains or (losses):
Included in earnings	—	(187)	—	—	—
Included in other comprehensive income	42	(109)	812	21	—
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(63)	(212)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2010	$4,006	$5,202	$2,667	$2,428	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$(187)	$—	$—	$—

	Nine Months Ended September 30, 2010
	State and Local Government Obligations	Corporate Obligations	Residential Mortgage- Backed Securities	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2010	$6,369	$5,842	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	—	(187)	—	—	—
Included in other comprehensive income	637	(97)	1,013	75	—
Purchases and issuances
Sales, settlements and redemptions	(3,000)	(356)	(730)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—

Ending balance at September 30, 2010	$4,006	$5,202	$2,667	$2,428	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$(187)	$—	$—	$—

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$133,856	$6,779	$(6)	$140,629
Foreign government obligations	5,683	66	—	5,749
State and local government obligations	287,036	10,885	(598)	297,323
Residential mortgage-backed securities	224,731	5,967	(3,186)	227,512
Commercial mortgage-backed securities	14,997	155	(142)	15,010
Corporate obligations	243,795	7,784	(2,874)	248,705
Redeemable preferred stocks	10,254	176	(730)	9,700

Total fixed maturities	920,352	31,812	(7,536)	944,628
Equity securities:
Common stocks	29,012	1,042	(3,747)	26,307
Perpetual preferred stocks	1,309	153	(23)	1,439

Total equity securities	30,321	1,195	(3,770)	27,746

Total investments	$950,673	$33,007	$(11,306)	$972,374

December 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$183,370	$2,463	$(976)	$184,857
Foreign government obligations	5,741	—	(65)	5,676
State and local government obligations	267,966	4,611	(2,562)	270,015
Residential mortgage-backed securities	196,644	3,126	(3,032)	196,738
Commercial mortgage-backed securities	5,798	—	(228)	5,570
Corporate obligations	229,330	4,400	(1,086)	232,644
Redeemable preferred stocks	12,427	126	(411)	12,142

Total fixed maturities	901,276	14,726	(8,360)	907,642
Equity securities:
Common stocks	12,115	3,197	—	15,312
Perpetual preferred stocks	1,309	88	(34)	1,363

Total equity securities	13,424	3,285	(34)	16,675

Total investments	$914,700	$18,011	$(8,394)	$924,317

The table above excludes investments in limited partnerships accounted for under the equity method of $26.4 million and $13.8 million (included in “other invested assets”) at September 30, 2011 and December 31, 2010, respectively. As such, these investments are not reported at fair value.

The amortized cost and fair value of fixed maturities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.6 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$26,078	$26,566
Due after one year through five years	212,140	218,775
Due after five years through ten years	320,976	334,116
Due after ten years	121,430	122,649

	680,624	702,106
Mortgage-backed securities	239,728	242,522

Total	$920,352	$944,628

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$1,591	$1,020	$2,299	$3,428
Fixed maturity losses	—	(255)	—	(357)
Equity security gains	35	—	1,313	30
Equity security losses	(215)	(11)	(215)	(11)
Other investments, net (losses) gains	(983)	229	(453)	444

Net realized gains on investments	$428	$983	$2,944	$3,534

Pre-tax net realized gains were $0.4 million and $2.9 million for the three and nine months ended September 30, 2011, respectively. The net realized gains for both the three and nine months ended September 30, 2011 were generated from net realized gains associated with the sales of securities of $1.5 million and $3.5 million, respectively, which were primarily from common stocks, corporate and municipal obligations. Partially offsetting these gains were net losses associated with equity in earnings of limited partnerships (included in “other invested assets”) of $1.0 million and $0.5 million, respectively, and an other-than-temporary impairment charge of $0.1 million for both the three and nine months ended September 30, 2011 on several equity securities.

Pre-tax net realized gains were $1.0 million and $3.5 million for the three and nine months ended September 30, 2010, respectively. The net realized gains for both the three and nine months ended September 30, 2010 were primarily generated from gains associated with the sales of securities of $1.0 million and $3.4 million, respectively.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$14,959	$(6)	100.0%	6	$—	$—	—	—
State and local government obligations	30,703	(158)	99.5%	16	2,952	(440)	87.0%	4
Residential mortgage-backed securities	44,237	(539)	98.8%	17	5,531	(2,647)	67.6%	6
Commercial mortgage-backed securities	7,517	(63)	99.2%	3	3,249	(79)	97.6%	1
Corporate obligations	55,974	(2,766)	95.3%	152	2,892	(108)	96.4%	2
Redeemable preferred stocks	2,662	(569)	82.4%	7	839	(161)	83.9%	2

Total fixed maturities	156,052	(4,101)	97.4%	201	15,463	(3,435)	81.8%	15
Equity securities:
Common stocks	16,024	(3,747)	81.0%	60	—	—	—	—
Perpetual preferred stocks	602	(23)	96.3%	1	—	—	—	—

Total equity securities	16,626	(3,770)	81.5%	61	—	—	—	—

Total fixed maturities and equity securities	$172,678	$(7,871)	95.6%	262	$15,463	$(3,435)	81.8%	15

December 31, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$76,781	$(976)	98.7%	35	$—	$—	—	—
Foreign government obligations	5,676	(65)	98.9%	3	—	—	—	—
State and local government obligations	124,938	(1,599)	98.7%	108	5,194	(963)	84.4%	4
Residential mortgage-backed securities	78,332	(1,056)	98.7%	25	7,317	(1,976)	78.7%	5
Commercial mortgage-backed securities	2,034	(48)	97.7%	1	3,536	(180)	95.2%	1
Corporate obligations	62,158	(652)	99.0%	61	6,311	(434)	93.6%	7
Redeemable preferred stocks	3,326	(266)	92.6%	8	3,691	(145)	96.2%	5

Total fixed maturities	353,245	(4,662)	98.7%	241	26,049	(3,698)	87.6%	22
Equity securities:
Perpetual preferred stocks	605	(34)	94.7%	4	—	—	—	—

Total equity securities	605	(34)	94.7%	4	—	—	—	—

Total fixed maturities and equity securities	$353,850	$(4,696)	98.7%	245	$26,049	$(3,698)	87.6%	22

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $8.4 million at December 31, 2010 to $11.3 million at September 30, 2011. The increase in gross unrealized losses was driven by market conditions surrounding the uncertainty in the global economy which have worsened since December 31, 2010, but were particularly significant during the third quarter. The $11.3 million in gross unrealized losses at September 30, 2011 was primarily on fixed maturity holdings in residential mortgage-backed securities and corporate obligations, and to a lesser extent, state and local government obligations and redeemable preferred stocks. The gross unrealized losses on common stocks of $3.7 million were on 60 securities that have been in an unrealized loss position for twelve months or less. The gross unrealized losses on perpetual preferred stocks are minimal and the gross unrealized losses on both common and perpetual preferred stocks are considered to be temporary. The Company treats its investment grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred stocks by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 68.7% of all fixed maturity securities with unrealized losses as well as 100% of perpetual preferred stocks with unrealized losses.

At September 30, 2011, gross unrealized losses on residential mortgage-backed securities were $3.2 million and represented 42.3% of the total gross unrealized losses on fixed maturities. There were six securities with gross unrealized losses of $2.6 million that were in an unrealized loss position for 12 months or more. Three of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.7 million at September 30, 2011. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At September 30, 2011, the state and local government obligations, with gross unrealized losses of $0.6 million, had 16 holdings that were in an unrealized loss position of $0.2 million for less than 12 months and four holdings that were in an unrealized loss position of $0.4 million for more than 12 months. Investment grade securities represented 75.6% of all state and local government obligations with unrealized losses greater than 12 months. The corporate obligations had gross unrealized losses totaling $2.9 million at September 30, 2011. The gross unrealized losses on corporate obligations consisted of 152 holdings with gross unrealized losses of $2.8 million that were in an unrealized loss position for less than 12 months and two holdings with gross unrealized losses of $0.1 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 65.9% of all corporate obligations with unrealized losses greater than 12 months. At September 30, 2011, the redeemable preferred stocks had gross unrealized losses of $0.6 million on seven securities with an unrealized loss position for less than 12 months and gross unrealized losses of $0.2 million on two securities that were in an unrealized loss position for more than 12 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$2,017	$1,974	$2,017	$1,910
Additional credit impairments on:
Previously impaired securities	—	—	—	101
Securities without prior impairments	—	—	—	—
Reductions	—	—	—	(37)

Ending balance	$2,017	$1,974	$2,017	$1,974

6. Income Taxes

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$2,862	$6,778	$11,778	$15,724
Effect of:
Tax-exempt investment income	(832)	(559)	(2,222)	(1,310)
Change in valuation allowance on net capital losses	—	—	—	(810)
Gain on bargain purchase	—	(2,609)	—	(2,609)
Other items, net	298	(7)	514	(34)

	$2,328	$3,603	$10,070	$10,961

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$14,943	$13,103
Unpaid losses and loss adjustment expenses	18,861	18,700
Assignments and assessments	1,691	1,474
Realized losses on investments, primarily impairments	5,508	6,092
Accrued compensation	2,899	3,156
Other, net	2,755	2,129

	46,657	44,654
Deferred Tax Liabilities:
Deferred policy acquisition costs	(10,100)	(8,221)
Unrealized gains on investments	(7,596)	(3,366)
Intangible assets	(3,048)	(3,122)
Other, net	(1,068)	(2,612)

Total deferred tax liabilities	(21,812)	(17,321)

Net deferred income tax assets	$24,845	$27,333

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

7. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2011, there were options for 630,550 shares outstanding and 776,209 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the three months ended September 30, 2011, the Company recognized stock-based compensation expense of $0.1 million with related income tax benefits of approximately $32 thousand, as compared to stock-based compensation expense of $0.2 million with related income tax benefits of approximately $44 thousand for the same period in 2010. For both the nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation expense of $0.6 million. Related income tax benefits of $0.1 million and $0.2 million were recognized for the nine months ended September 30, 2011 and 2010, respectively.

8. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$5,849	$15,762	$23,580	$33,966

Weighted average shares outstanding during period	19,368	19,344	19,367	19,338
Additional shares issuable under employee common stock option plans using treasury stock method	126	113	110	93

Weighted average shares outstanding assuming exercise of stock options	19,494	19,457	19,477	19,431

Net income per share:
Basic	$0.30	$0.81	$1.22	$1.76
Diluted	$0.30	$0.81	$1.21	$1.75

For the three months ended September 30, 2011 and 2010, there were 247,152 and 279,906, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2011 and 2010, there were 289,800 and 398,550, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

9. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2011, Great American owned 52.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$669	$855	$3,227	$3,141
Assumed premiums earned	1,033	902	3,042	2,473
Assumed losses and loss adjustment expense incurred	1,356	702	3,375	1,351
Ceded premiums written	(62)	484	415	1,866
Ceded premiums earned	206	577	1,050	1,881
Ceded losses and loss adjustment expense recoveries	138	558	1,273	2,260
Payable to Great American as of period end	8	325	8	325

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

10. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$118,804	$114,329	$404,127	$326,695
Reinsurance assumed	2,057	2,200	7,532	6,364
Reinsurance ceded	(19,120)	(16,005)	(65,924)	(65,154)

Net premiums written	$101,741	$100,524	$345,735	$267,905

Direct premiums earned	$126,763	$132,590	$374,977	$303,411
Reinsurance assumed	2,335	2,063	7,345	5,481
Reinsurance ceded	(21,151)	(22,787)	(62,772)	(57,612)

Premiums earned	$107,947	$111,866	$319,550	$251,280

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2011 and 2010 were $9.7 million and $11.4 million, respectively, and were $39.2 million and $36.5 million for the nine months ended September 30, 2011 and 2010, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

11. Commitments and Contingencies

The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of the Company’s loss and loss and loss adjustment expense (“LAE”) reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission (“SEC”), the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2011 and December 31, 2010, the liability for such assessments was $5.0 million and $4.7 million, respectively, and will be paid over several years as assessed by the various state funds.

12. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$52,430	$40,833	$148,047	$113,206
Transportation	36,966	51,518	115,574	80,701
Specialty Personal Lines	13,297	14,504	40,710	43,188
Hawaii and Alaska	3,686	3,550	10,540	10,230
Other	1,568	1,461	4,679	3,955

Total premiums earned	107,947	111,866	319,550	251,280
Net investment income	7,623	6,440	22,321	16,411
Net realized gains on investments	428	983	2,944	3,534
Gain on bargain purchase	—	7,453	—	7,453
Other	860	1,030	2,830	2,824

Total revenues	$116,858	$127,772	$347,645	$281,502

13. Comprehensive Income

Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. There was total comprehensive income for the three months ended September 30, 2011 and 2010 of $7.4 million and $24.4 million, respectively. Total comprehensive income for the nine months ended September 30, 2011 and 2010 was $31.4 million and $46.9 million, respectively.

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

General

We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry and the trucking industry, moving and storage transportation companies, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.

Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. As part of this acquisition, UniGroup agreed to provide us with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Through the acquisition of Vanliner, NIIC acquired Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was our primary strategic objective associated with the acquisition. Beginning July 1, 2010, Vanliner’s results are included as part of our transportation component, with the exception of VIC’s moving and storage group ART programs, which are part of our ART component. Additional disclosures regarding the Vanliner acquisition are contained in Note 2 — “Acquisition of Vanliner Group, Inc.”

We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC, an Ohio domiciled company, holds licenses for multiple lines of authority, including auto-related lines, in 26 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our six active agency and service subsidiaries to sell and service our insurance business.

As of September 30, 2011, Great American Insurance Company (“Great American”) owned 52.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

The following table sets forth our September 30, 2011 and 2010 net income from operations, after-tax net realized gains from investments, change in valuation allowance on deferred tax assets related to net capital losses, and the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, all of which are non-GAAP financial measures that we believe are useful tools for investors and analysts in analyzing ongoing operating trends, as well as the gain on bargain purchase of Vanliner and net income.

	Three Months Ended September 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$5,932	$0.31	$7,670	$0.40
After-tax net realized gain from investments	279	0.01	639	0.03
Gain on bargain purchase of Vanliner	—	—	7,453	0.38
After-tax impact from balance sheet guaranty for Vanliner	(362)	(0.02)	—	—

Net income	$5,849	$0.30	$15,762	$0.81

	Nine Months Ended September 30,
	2011		2010
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$23,757	$1.22	$23,406	$1.21
After-tax net realized gain from investments	1,914	0.10	2,297	0.12
Change in valuation allowance related to net capital losses	—	—	810	0.04
Gain on bargain purchase of Vanliner	—	—	7,453	0.38
After-tax impact from balance sheet guaranty for Vanliner	(2,091)	(0.11)	—	—

Net income	$23,580	$1.21	$33,966	$1.75

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the three and nine months ended September 30, 2011 of $0.4 million ($0.02 per share diluted) and $2.1 million ($0.11 per share diluted), respectively, has been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.

Our net income from operations for the third quarter of 2011 was $5.9 million ($0.31 per share diluted) compared to $7.7 million ($0.40 per share diluted) for the same period in 2010. This decrease was primarily driven by the elevated loss and LAE ratio from our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, of 74.4% for the three months ended September 30, 2011 as compared to 70.3% for the same period in 2010. Of this 4.1 percentage point increase over the prior period, 2.2 percentage points relates to unusually high weather (1.4 percentage points) and fire (0.8 percentage points) related claims experienced by our recreational vehicle product. Contributing approximately 5.2 percentage points to the increase in the loss and LAE ratio from ongoing operations during the third quarter of 2011 were two of our ART programs, one of which is in the process of winding down, with the other having recently undergone corrective underwriting actions. These elevated claims results were partially offset by our other products which performed within expected ranges for the third quarter of 2011. Partially offsetting the elevated loss results was the growth in our net investment income, which was attributable to the $300 million net increase in our investment portfolio associated with the Vanliner acquisition and the reinvestment of cash flows from matured securities into higher-yielding corporate obligations and residential mortgage-backed securities. Net income from operations for the nine months ended September 30, 2011 of $23.8 million ($1.22 per share diluted) was relatively flat compared to $23.4 million ($1.21 per diluted) for the same period in 2010, as the period-over-period growth in our net investment income slightly outpaced the elevated loss results, which were primarily attributable to the two ART programs discussed above for the three month period.

After-tax net realized gains from investments of $0.3 million ($0.01 per share diluted) and $1.9 million ($0.10 per share diluted) for the third quarter and first nine months of 2011, respectively, were relatively flat compared to the $0.6 million ($0.03 per share diluted) and $2.3 million ($0.12 per share diluted) reported for both comparative periods in 2010. During the first quarter of 2010, we recorded a reduction of $0.8 million ($0.04 per share diluted) to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.

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

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$53,365	44.2%	$45,591	39.1%
Transportation	46,093	38.1%	48,288	41.4%
Specialty Personal Lines	13,295	11.0%	14,794	12.7%
Hawaii and Alaska	6,479	5.4%	6,259	5.4%
Other	1,629	1.3%	1,597	1.4%

Gross premiums written	$120,861	100.0%	$116,529	100.0%

	Nine Months Ended September 30,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$222,810	54.1%	$179,753	54.0%
Transportation	126,512	30.7%	85,378	25.6%
Specialty Personal Lines	43,085	10.5%	49,467	14.9%
Hawaii and Alaska	14,672	3.6%	14,435	4.3%
Other	4,580	1.1%	4,026	1.2%

Gross premiums written	$411,659	100.0%	$333,059	100.0%

Gross premiums written includes both direct and assumed premium. During the third quarter of 2011, our gross premiums written increased $4.3 million, or 3.7%, compared to the same period in 2010, primarily attributable to the growth experienced in our ART component. Gross premiums written in our ART component increased $7.8 million, or 17.1%, during the third quarter of 2011 compared to the same period in 2010 due to a combination of growth in existing ART programs and near 100% member retention in group ART programs renewing during the period. Contributing to the growth in our ART component are two programs that currently constitute approximately 9.3% of our total premium in-force, but which have experienced unacceptable claims results. We are in the process of winding down one of these programs and have recently taken certain underwriting actions to improve the performance of the other program, which will likely reduce the premium growth for these programs in future periods. However, we expect the ART component to continue to provide new growth opportunities, including the anticipated expansion of recently incepted ART programs and the development of new products which are continually in the pipeline. Our transportation component’s gross premiums written decreased by $2.2 million, or 4.5%, in the third quarter of 2011 compared to the same period in 2010, primarily due to a decline in Vanliner’s premiums as we chose not to renew certain non-moving and storage accounts, which we were obligated to bind in 2010 in accordance with the terms of the purchase agreement, as the associated underwriting results were covered under the balance sheet guaranty with UniGroup. The decrease of $1.5 million, or 10.1%, in our specialty personal lines component was primarily related to the pricing and underwriting actions associated with the commercial vehicle product which were first initiated in late 2009 and have continued into 2011. We also experienced a decrease in our recreational vehicle product due to a decline in the number of agents’ quotes, as we are seeing a trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

During the first nine months of 2011, our gross premiums written increased $78.6 million, or 23.6%, compared to the same period in 2010, primarily attributable to our ART and transportation components. Gross premiums written in our ART component increased $43.1, or 24.0%, due to a combination of growth in existing ART programs including the addition of a new customer to our large account ART product, the introduction of the second group ART program for Vanliner’s moving and storage business, a new passenger transportation ART program and near 100% member retention in group ART programs renewing during the period. Our transportation component grew by $41.1 million, or 48.2%, driven by the Vanliner moving and storage products’ gross premiums written which increased $44.9 million to a total of $72.8 million for the first nine months of 2011. This growth was partially offset by a decrease in certain of our traditional passenger and trucking transportation products, which were impacted by increasingly competitive pricing in the continued soft insurance market. Our specialty personal lines component decreased $6.4 million, or 12.9%, for the nine months ended September 30, 2011 compared to the same period in 2010 due to the same factors discussed above for the three month period.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the third quarter of 2011 and 2010, we recorded a $2.2 million return of premium and a $0.3 million premium assessment, respectively. For the first nine months of 2011 and 2010, we recorded a $0.5 million return of premium and a $5 thousand premium assessment, respectively.

Premiums Earned

Three months ended September 30, 2011 compared to September 30, 2010.    The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$52,430	$40,833	$11,597	28.4%
Transportation	36,966	51,518	(14,552)	(28.2%)
Specialty Personal Lines	13,297	14,504	(1,207)	(8.3%)
Hawaii and Alaska	3,686	3,550	136	3.8%
Other	1,568	1,461	107	7.3%

Total premiums earned	$107,947	$111,866	$(3,919)	(3.5%)

Our premiums earned decreased $3.9 million, or 3.5%, to $107.9 million during the three months ended September 30, 2011 compared to $111.9 million for the same period in 2010, primarily attributable to the transportation component which decreased $14.6 million, or 28.2%, from the third quarter of 2010 mainly due to the runoff of acquired Vanliner unearned premium balances associated with the guaranteed non-moving and storage accounts which we chose not to renew in 2011. This decrease was partially offset by an increase of $11.6 million, or 28.4%, in our ART component, reflecting the continued growth experienced in this component throughout 2010 and the first nine months of 2011. Our specialty personal lines component decreased $1.2 million, or 8.3%, attributable to the decline in premiums written in our commercial vehicle and recreational vehicle products beginning in the fourth quarter of 2010 and continuing into the first nine months of 2011.

Nine months ended September 30, 2011 compared to September 30, 2010.    The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$148,047	$113,206	$34,841	30.8%
Transportation	115,574	80,701	34,873	43.2%
Specialty Personal Lines	40,710	43,188	(2,478)	(5.7%)
Hawaii and Alaska	10,540	10,230	310	3.0%
Other	4,679	3,955	724	18.3%

Total premiums earned	$319,550	$251,280	$68,270	27.2%

Our premiums earned increased $68.3 million, or 27.2%, to $319.6 million during the nine months ended September 30, 2011 compared to $251.3 million for the same period in 2010 primarily attributable to the transportation and ART components. Our transportation component grew $34.9 million, or 43.2%, over 2010 mainly due to Vanliner’s moving and storage products. Approximately $25.0 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. Our ART component increased $34.8 million, or 30.8%, while our specialty personal lines component decreased $2.5 million, or 5.7%. The period-over-period changes in both of these components were due to the same factors discussed above for the three month period.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. Since 2007, we have experienced modest single digit decreases in rate levels on our renewal business as a whole due to a continued soft market. However, during the first nine months of 2011, rate levels on renewal business have been relatively flat overall, while a number of our products have begun to see some rate level increases on new and renewal business.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$120,861	$116,529	$411,659	$333,059
Ceded reinsurance	(19,120)	(16,005)	(65,924)	(65,154)

Net premiums written	101,741	100,524	345,735	267,905

Change in unearned premiums, net of ceded	6,206	11,342	(26,185)	(16,625)

Total premiums earned	$107,947	$111,866	$319,550	$251,280

Combined Ratios:
Loss and LAE ratio (1)	74.5%	76.2%	73.1%	69.4%
Underwriting expense ratio (2)	24.5%	18.9%	23.4%	22.5%

Combined ratio	99.0%	95.1%	96.5%	91.9%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

Three months ended September 30, 2011 compared to September 30, 2010.    Our consolidated loss and LAE ratio for the third quarter of 2011 decreased 1.7 percentage points to 74.5% compared to 76.2% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 74.4% for the three months ended September 30, 2011 compared to 70.3% for the same period in 2010. Of this 4.1 percentage point increase over the prior period, 2.2 percentage points relates to unusually high weather (1.4 percentage points) and fire (0.8 percentage points) related claims experienced by our recreational vehicle product. While we expect slightly higher recreational vehicle claims activity during the third quarter of a given year due to the seasonality of this product, the elevated losses experienced during the third quarter of 2011 were above our historical levels. Given the atypical causality of these claims, we do not believe they are indicative of a trend in our business. Contributing approximately 5.2 percentage points to the increase in the loss and LAE ratio from ongoing operations during the third quarter of 2011 were the loss results of the two previously mentioned ART programs, one of which is in the process of winding down, while the other has recently undergone corrective underwriting actions. These elevated claims results were partially offset by our other products which performed within expected ranges for the third quarter of 2011. For the third quarter of 2011, we had favorable development from prior years’ loss reserves of $0.8 million, or 0.7 percentage points, compared to favorable development of $2.5 million, or 2.2 percentage points, in the third quarter of 2010. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the three months ended September 30, 2011 increased 5.6 percentage points to 24.5% compared to 18.9% for the same period in 2010, primarily attributable to the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet. The underwriting expense ratio for our ongoing business was 24.4% and 22.6% for the three months ended September 30, 2011 and 2010, respectively. This 1.8 percentage point increase is primarily the result of favorable adjustments to variable employee expenses recorded in the third quarter of 2010.

Nine months ended September 30, 2011 compared to September 30, 2010.    Our consolidated loss and LAE ratio for the nine months ended September 30, 2011 increased 3.7 percentage points to 73.1% compared to 69.4% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 71.4% for the first nine months of 2011 compared to 66.2% for the same period in 2010. This 5.2 percentage point increase over the prior period is primarily due to the two ART programs which have experienced elevated claims activity, as discussed above for the three month period, which accounted for approximately 4.3 percentage points of the increase in the loss and LAE ratio from ongoing operations. For the first nine months of 2011, we had favorable development from prior years’ loss reserves of $1.3 million, or 0.4 percentage points, compared to favorable development of prior years’ loss reserves of $5.7 million, or 2.3 percentage points, in the first nine months of 2010.

The consolidated underwriting expense ratio for the nine months ended September 30, 2011 increased 0.9 percentage points to 23.4% compared to 22.5% for the same period in 2010, while the underwriting ratio related to our ongoing operations remained relatively flat at 23.8% and 24.4% for the 2011 and 2010 periods, respectively.

Net Investment Income

2011 compared to 2010. For the three and nine month periods ended September 30, 2011, net investment income was $7.6 million and $22.3 million, respectively, compared to $6.4 million and $16.4 million for the same periods in 2010. The increase in investment income for both the three and nine months ended September 30, 2011 is primarily due to a net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition on July 1, 2010. While the yield on the acquired Vanliner portfolio was lower than the yield on the existing investment portfolio, cash flows, including those from sold and matured investments, have been invested in higher yielding securities primarily corporate obligations, residential mortgage-backed securities and state and local obligations.

Net Realized Gains (Losses) on Investments

2011 compared to 2010.    Pre-tax net realized gains on investments were $0.4 million for the third quarter of 2011 compared to $1.0 million for the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, pre-tax net realized gains were $2.9 million and $3.5 million, respectively. The pre-tax net realized gains for both the three and nine months ended September 30, 2011 were primarily generated from net realized gains associated with sales of securities totaling $1.5 million and $3.5 million, respectively. Offsetting these gains were net realized losses of $1.0 million and $0.5 million associated with limited partnership investments for the three and nine months ended September 30, 2011, respectively. The pre-tax net realized gains for both the three and nine months ended September 30, 2010 were primarily generated from net realized gains totaling $1.0 million and $3.4 million, respectively. Additionally, we recorded net gains of $0.2 million and $0.4 million from equity in earnings of a limited partnership investment for the three and nine months ended September 30, 2010, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.2 million and $0.3 million for the three and nine months ended September 30, 2010, respectively.

Gain on Bargain Purchase

2011 compared to 2010.    In conjunction with the Vanliner acquisition, we recorded a gain on bargain purchase of $7.5 million during the third quarter of 2010. The fair value of the net assets acquired of $124.2 million was in excess of the total purchase consideration of $116.7 million, due to the recognition of certain intangible assets under purchase accounting, an adjustment to record the acquired loss and allocated loss adjustment expense reserves at fair value, as well as recording management’s best estimate of the contingent consideration due from the seller associated with the balance sheet guaranty.

Commissions and Other Underwriting Expenses

2011 compared to 2010.    During the third quarter of 2011, consolidated commissions and other underwriting expenses of $23.1 million increased $4.7 million, or 25.3%, from $18.4 million in the comparable period in 2010. For the nine months ended September 30, 2011 and 2010, consolidated commissions and other underwriting expenses were $64.6 million and $48.0 million, respectively, increasing $16.6 million, or 34.6%. Both the quarter and year-to-date consolidated increases are primarily a result of the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet. Commissions and other underwriting expenses from our ongoing business, as a percentage of premiums earned, were relatively flat at 21.3% and 20.8% for the three months and nine months ended September 30, 2011, respectively, compared to 20.4% and 20.9% for the same periods in 2010.

Other Operating and General Expenses

2011 compared to 2010.    During the third quarter of 2011, other operating and general expenses of $4.2 million increased $0.4 million, or 11.2%, from $3.8 million in the comparable period in 2010. As a percentage of premiums earned, such expenses were 3.9% and 3.4%, respectively, for the quarter ended September 30, 2011 and 2010. This 0.5 percentage point increase primarily relates to a favorable adjustment to variable employee expenses recorded in the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, other operating and general expenses were $12.9 million and $11.4 million, respectively, increasing $1.5 million, or 12.6%. The addition of Vanliner did not materially impact our other operating and general expenses when compared as a percentage of premiums earned, which were relatively flat at 4.0% and 4.5%, respectively, for the nine months ended September 30, 2011 and 2010.

Income Taxes

2011 compared to 2010.    The effective tax rate of 28.5% for the three month period ended September 30, 2011 increased 9.9 percentage points, from 18.6%, as compared to the same period in 2010. The 2011 year-to-date effective tax rate increased 5.5 percentage points to 29.9%, as compared to 24.4% for the same period in 2010. In 2010, both our quarter and year-to-date income tax expense were favorably impacted by 13.5 percentage points and 5.8 percentage points, respectively, related to the $7.5 million gain on bargain purchase of Vanliner, which was not subject to income taxation. The remaining changes in the quarter and year-to-date 2011 effective tax rates are primarily attributable to increased tax-exempt income as compared to the same periods in 2010.

Financial Condition

Investments

At September 30, 2011, our investment portfolio contained $944.6 million in fixed maturity securities and $27.7 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $26.4 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At September 30, 2011, we had pre-tax net unrealized gains of $24.3 million on fixed maturities and pre-tax net unrealized losses of $2.6 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At September 30, 2011, 93.0% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at September 30, 2011 is shown in the following table. Approximately $1.3 million of fixed maturities and $0.2 million of equity securities had no unrealized gains or losses at September 30, 2011.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$771,845	$171,515
Amortized cost of securities	740,033	179,051
Gross unrealized gain or (loss)	$31,812	$(7,536)
Fair value as a % of amortized cost	104.3%	95.8%
Number of security positions held	608	216
Number individually exceeding $50,000 gain or (loss)	226	30
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$6,779	$(6)
Foreign governments	66	—
State, municipalities and political subdivisions	10,885	(598)
Residential mortgage-backed securities	5,967	(3,186)
Commercial mortgage-backed securities	155	(142)
Banks, insurance and brokers	2,896	(1,521)
Industrial and other	5,064	(2,083)
Percent rated investment grade (a)	98.4%	68.7%
Equity Securities:
Fair value of securities	$10,916	$16,626
Cost of securities	9,721	20,396
Gross unrealized gain or (loss)	$1,195	$(3,770)
Fair value as a % of cost	112.3%	81.5%
Number individually exceeding $50,000 gain or (loss)	5	15

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2011, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.3%	0.6%
After one year through five years	24.7%	15.5%
After five years through ten years	35.9%	33.2%
After ten years	12.5%	15.4%

	76.4%	64.7%
Mortgage-backed securities	23.6%	35.3%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At September 30, 2011
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (164 issues)	$104,739	$8,362	108.7%
More than one year (62 issues)	329,495	16,712	105.3%
Less than $50,000 (382 issues)	337,611	6,738	102.0%

	$771,845	$31,812

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (22 issues)	$30,059	$(2,047)	93.6%
More than one year (8 issues)	10,361	(3,135)	76.8%
Less than $50,000 (186 issues)	131,095	(2,354)	98.2%

	$171,515	$(7,536)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (4 issues)	$5,690	$797	116.3%
More than one year (1 issues)	628	68	112.1%
Less than $50,000 (31 issues)	4,598	330	107.7%

	$10,916	$1,195

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$10,445	$(3,111)	77.1%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (46 issues)	6,181	(659)	90.4%

	$16,626	$(3,770)

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

Premiums and Reinsurance

In the ART component, under most group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year. These renewals in the first six months have historically resulted in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable during the first half of a given fiscal year. These increases continually decrease through the year. The acquisition of Vanliner has created a shift in these trends on a consolidated basis from December 31, 2010 to September 30, 2011, which may change in future periods based on Vanliner’s growth, the timing of its premium writings during a given year and the runoff of the guaranteed business.

Premiums receivable increased $23.5 million, or 14.4%, and unearned premiums increased $29.2 million, or 13.2%, from December 31, 2010 to September 30, 2011. Excluding the runoff of the balances associated with the guaranteed Vanliner business, premiums receivable increased $38.3 million, or 26.2%, and unearned premiums increased $45.2 million, or 22.0%. These increases in premiums receivable and unearned premiums are primarily due to the increase in direct premiums written in our ART component during the first six months of 2011 as compared to the last six months of 2010.

Prepaid reinsurance premiums increased $2.9 million, or 8.4%, and reinsurance balances payable increased $9.9 million, or 61.4%, from December 31, 2010 to September 30, 2011. The increases in prepaid reinsurance premiums and reinsurance balances payable are primarily due to an increase in ceded premium for the first six months of 2011 as compared to the last six months of 2010. Vanliner did not significantly affect these trends due to its reinsurance structure, as Vanliner retains a greater portion of its direct premiums written and the associated underwriting risks when compared to our historical operations.

Liquidity and Capital Resources

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2011, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss, or borrow against our credit facility. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents decreased $7.2 million from $27.1 million at December 31, 2010 to $19.9 million at September 30, 2011. We generated net cash from operations of $36.9 million for the nine months ended September 30, 2011, compared to $60.5 million during the comparable period in 2010. This decrease of $23.6 million primarily relates to a large amount of claim payments made during the first nine months of 2011 associated with the runoff of the guaranteed Vanliner business. Additionally, in the first nine months of 2011, we made an estimated federal income tax payment which included approximately $8.4 million (included in the line item “Accounts payable and other liabilities” on our Consolidated Balance Sheet at December 31, 2010) associated with the Vanliner acquisition. This payment is offset by cash received of an equal amount which is included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statements of Cash Flows.

Net cash used in investing activities was $40.8 million and $43.3 million for the nine months ended September 30, 2011 and 2010, respectively. This $2.5 million decrease in cash used in investing activities was primarily related to a $125.2 million decrease in the purchases of fixed maturity investments, the net cash outflow associated with the acquisition of Vanliner of $33.4 million in 2010 and receiving the $14.3 million refund in 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, which were partially offset by a $140.8 million decrease in the proceeds from sales, maturities and redemptions of fixed maturity investments and $21.9 million from the purchase of equity investments. The decreases in the purchases of fixed maturities and the proceeds from sales, maturities and redemptions of fixed maturity investments in the first nine months of 2011 as compared to the same period in 2010 were primarily due to the positioning of our portfolio which took place during the first six months of 2010 to generate funds to finance the Vanliner acquisition and the subsequent investment of Vanliner’s $94.6 million of cash and cash equivalents acquired in the third quarter of 2010. The net purchases of fixed maturities during the first nine months of 2011 were primarily concentrated in corporate obligations, residential mortgage-backed securities and state and local obligations. The net purchases of equity securities during the nine months ended September 30, 2011 were mainly concentrated in stocks of “blue chip” companies with histories of strong dividend payouts.

Net cash used in financing activities was $3.3 million and $0.7 million for the nine months ended September 30, 2011 and 2010, respectively. This $2.6 million increase in cash used in financing activities was primarily driven by a $1.5 million reduction in the net borrowings on our credit facility during the first nine months of 2011 as compared to the same period in 2010. Our financing activities also include those related to stock option activity and dividends paid on our common shares.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries and from our remaining line of credit.

We have a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $75.0 million subject to the Credit Agreement’s accordion feature. At September 30, 2011 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at September 30, 2011. As of September 30, 2011, the interest rate on this debt is equal to the six-month LIBOR (0.375% at September 30, 2011) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2011, we were in compliance with all financial covenants.

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

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both September 30, 2011 and December 31, 2010, we had $797.4 million and $798.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2010 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2011 and December 31, 2010.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary impairment charges recorded during the three and nine months ended September 30, 2011.

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

Contractual Obligations/Off-Balance Sheet Arrangements

During the first nine months of 2011, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2011, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2010, Note 16 to the Consolidated Financial Statements included therein and Note 11 to the Consolidated Financial Statements contained in this quarterly report.

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

NATIONAL INTERSTATE CORPORATION

Date: November 4, 2011	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 4, 2011	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)