Form 10-K
period 2011-12-31
National Interstate CORP
filed 2012-03-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

Commission File No. 000-51130

National Interstate Corporation

(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive

Richfield, Ohio 44286-9000

(330) 659-8900

(Address and telephone number of principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on Which registered
Common Shares, $0.01 par value	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Other securities for which reports are submitted pursuant to Section (d) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $153.9 million (based upon non-affiliate holdings of 6,718,640 shares and a market price of $22.90 at June 30, 2011).

As of February 29, 2012 there were 19,469,568 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2012 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

PART I

ITEM 1    Business

Introduction

National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at www.NationalInterstate.com. SEC filings are posted to our website as soon as reasonably possible. Information on the website is not part of this Form 10-K.

Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc., is our majority shareholder. At December 31, 2011, Great American owned 52.4% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol NATL.

Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), established our presence in the moving and storage industry with the acquisition of Vanliner Insurance Company (“VIC”) from UniGroup, Inc. The consolidated financial information in this Form 10-K includes the results of VIC from the date of acquisition.

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 21 of the 23 years we have been in business. For the year ended December 31, 2011, we had gross premiums written (direct and assumed) of $526.3 million and net income of $35.6 million.

Our Products

We offer over 35 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer (“ART”), transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.

The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$285,352	54.2%	$229,844	52.4%	$192,953	55.9%
Transportation	162,870	30.9%	123,752	28.2%	66,537	19.3%
Specialty Personal Lines	53,729	10.2%	61,662	14.1%	61,523	17.8%
Hawaii and Alaska	18,137	3.5%	18,104	4.1%	18,576	5.5%
Other	6,225	1.2%	5,268	1.2%	5,288	1.5%

Gross premiums written	$526,313	100.0%	$438,630	100.0%	$344,877	100.0%

For 2011, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Averages
Alternative Risk Transfer	$5,800-$6,499,000	$67,100
Transportation	$3,000-$60,200	$16,500
Specialty Personal Lines	$50-$36,000	$1,000
Hawaii and Alaska	$1,800-$26,300	$3,600

Alternative Risk Transfer.    We underwrite, market and distribute primarily truck and passenger transportation ART insurance products, also known as captives, as well as workers’ compensation coverage. ART products are insurance or reinsurance companies that are owned or “rented” by the participants in the program. Participants may include homogeneous groups of passenger transportation, trucking or moving and storage companies, transportation insurance agencies and individual, larger insureds as single participants in our large account ART products. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured through the program. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with an ART insurance program.

We support two forms of ART programs — member-owned and rental. In a member-owned ART program, the participants form, capitalize and manage their own reinsurance company. In a rental ART program, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental ART program pay a fee to the reinsurance company owner to use the reinsurance facility in their ART program; in other words, the participants “rent” it. For both member-owned and rental ART programs, we typically underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the ART insurance program. The ART insurance program serves the same purpose for the participants regardless of whether they own the reinsurance company or rent it. Hudson Indemnity, Ltd. (“HIL”), our consolidated subsidiary, is “rented” to program participants to facilitate the transfer of risk to the participants and the respective program’s results are recorded solely in HIL’s financial statements. Captive reinsurance facilities owned and managed directly by the member-owned program participants are not consolidated in our financial results since they are not variable interest entities.

The revenue we earn, our profit margins and the risks we assume are substantially consistent in member-owned and rental ART programs. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member-owned ART program, the participants own and manage their own reinsurance company, which includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member-owned ART program exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. In our rental ART programs, we include an expense charge in the program premium that we charge participants to fund our expenses related to the managing of HIL. Investment management expenses also are included in the program premium and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.

All other loss, expense and profit margin components are substantially the same for our member-owned or rental ART programs. The advantage of a member-owned ART program to the participants is the ability to change policy issuing companies and service providers without changing the makeup of their group. Rental ART program participants are not obligated to capitalize their own reinsurer. They generally enjoy a slightly lower expense structure and their ART program expenses are fixed for the policy year regardless of the amount of expenses actually incurred to operate the reinsurer and facilitate participant meetings.

The program premiums generated by each of the ART insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’

loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may share in the losses on a quota share or excess of loss basis. For a quota share program, the participation percentage ranges from 10.0% to 60.0% of losses up to $1 million. For excess of loss programs, the loss fund typically involves the first loss layer which, depending on the ART program, currently ranges from the first $50,000 to the first $300,000 of loss per occurrence. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the ART program participants and the service providers. We are the primary or only service provider to every rental ART program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the ART program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 60.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the ART program.

Since we established our first member-owned ART program in the passenger transportation insurance market in 1995, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, paratransit operations, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging operators, trucks and moving and storage companies. As of December 31, 2011, we insured approximately 600 transportation companies in ART programs. No one customer in our ART business accounted for 10.0% or more of the revenues of this component of our business during 2011. We also have partnered with insureds and agents in programs, whereby the insured or agent shares in underwriting results and investment income with HIL.

Transportation.    We believe that we are one of the largest writers of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo and related coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. We also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2011.

Specialty Personal Lines.    We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders covering automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for RV risks underwritten by us and issued by Great American, our majority shareholder.

Also included in the specialty personal lines component is the commercial vehicle product, which we offered in twelve states as of December 31, 2011. This product provides coverage for companies with vehicles used by contractors, artisans and other small businesses. We currently insure vehicles ranging from private passenger autos to customized vans and dump trucks. We continue to leverage current technology advances to enhance our existing distribution channels for the commercial vehicle product.

Hawaii and Alaska.    Our Hawaii office provides general commercial and transportation insurance for business owners in both Hawaii and Alaska. We have become a leading writer of public and truck transportation in both states and continue to look for new opportunities to enhance our general commercial position.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2011		2010
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
California	$75,538	14.6%	$56,019	13.0%
Texas	42,073	8.1%	46,248	10.7%
New York	30,311	5.9%	26,609	6.2%
Florida	27,604	5.3%	19,329	4.5%
Pennsylvania	24,575	4.8%	16,094	3.7%
North Carolina	23,452	4.5%	18,912	4.4%
New Jersey	22,200	4.3%	15,628	3.6%
Massachusetts	20,522	4.0%	20,529	4.8%
Missouri	19,691	3.8%	17,140	4.0%
All other states	230,952	44.7%	194,047	45.1%

Direct premiums written	$516,918	100.0%	$430,555	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2011		2010
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
Auto and other liability	$301,343	58.3%	$254,058	59.0%
Workers’ compensation	120,674	23.3%	78,956	18.3%
Auto physical damage	81,827	15.8%	88,256	20.5%
All other lines	13,074	2.6%	9,285	2.2%

Direct premiums written	$516,918	100.0%	$430,555	100.0%

Product Management Organization

We believe we have a competitive advantage in our major lines of business, in part, as a result of our product management focus. Each of our product lines is headed by a manager who assists in determining and is solely responsible for achieving that product line’s planned results. We believe that the use of a product management organization provides the focus required to successfully offer and manage a diverse set of product lines. We offer our large transportation customers flexibility based on their needs by, for example, designing custom insurance programs, such as unique billing plans and deductibles. Our claims, accounting, information technology and other support functions are organized to align their resources with specific product line initiatives and needs. Our product managers are responsible for the underwriting, pricing and marketing and they are held accountable for underwriting profitability of a specific insurance product. Other required services and support are provided across product lines by functional managers.

Underwriting

We employ a pricing segmentation approach in our underwriting that makes extensive use of proprietary data and pricing methodologies. Our pricing strategy enables our product managers to manage rate structures by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach requires extensive involvement of product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with information from the National Council on Compensation Insurance and the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in pricing our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to respond more quickly than our competitors to adverse trends and to obtain appropriate pricing and risk selection for each individual account.

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

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2011, approximately 87% of our gross premiums written were generated by independent agents and brokers and approximately 13% were generated by our affiliated agencies. Together, our top two independent agents/brokers accounted for less than 11% of our gross premiums written during 2011.

Reinsurance

We are involved in both the cession and assumption of reinsurance. We reinsure a portion of our business to other insurance companies. Ceding reinsurance permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of “A-” or better. If a reinsurer is not rated by A.M. Best or their rating falls below “A-”, our contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.

Claims Management and Administration

We believe that effective claims management is critical and has contributed to our success and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost.

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2011, our claims organization employed 158 people (30% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

We provide 24-hour, 7 days per week, toll-free service for our policyholders to report claims. In 2011, adjusters were able to initiate contact with approximately 95% of policyholder claimants and approximately 85% of third-party claimants within 8 hours of first notice of a loss. When we receive the first notice of loss, our claims personnel open a file and establish appropriate reserving to maximum probable exposure (based on our historical claim settlement experience) as soon as practicable and continually revise case reserves as new information develops. We maintain and implement a fraud awareness program designed to educate our claims employees and others throughout the organization of fraud indicators. Potentially fraudulent claims are referred for special investigation and fraudulent claims are contested.

Our physical damage claims processes involve the utilization and coordination of internal staff, vendor resources and property specialists. We pay close attention to the vehicle repair process, which we believe reduces the amount we pay for repairs, storage costs and auto rental costs.

Our ART programs have dedicated claims personnel and claims services tailored to each program. Each ART program has a dedicated claims manager, receives extra communications pertaining to reserve changes and/or payments and has dedicated staff resources. In the ART programs, 92% of customers completing our survey in 2011 rated us as timely in our claims handling and 93% in the same period rated their claims as thoroughly investigated.

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

Reserves for Unpaid Losses and Loss Adjustment Expenses (“LAE”)

We estimate liabilities for the costs of losses and LAE for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. We monitor factors such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater than recorded loss reserves, the reserve tail for transportation coverage is generally shorter than that associated with many other casualty coverages and, therefore, generally can be established with less uncertainty than coverages having longer reserve tails.

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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2001 through 2011. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2011,” shows the re-estimated liability as of December 31, 2011. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses And LAE:	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(Dollars in thousands)
As originally estimated	$48,456	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448
As re-estimated at December 31, 2011	47,537	61,636	78,330	97,312	134,328	163,855	198,852	248,851	267,995	583,663
Liability re-estimated as of:
One year later	48,494	63,462	84,485	106,409	143,991	176,179	209,448	261,154	269,747	583,663
Two years later	47,479	64,687	83,862	103,416	142,929	173,860	207,281	250,185	267,995
Three years later	47,250	63,037	81,991	99,768	139,994	169,879	199,142	248,851
Four years later	46,400	62,564	79,673	99,487	138,108	166,043	198,852
Five years later	46,961	60,551	79,084	99,362	135,635	163,855
Six years later	46,880	61,268	79,163	98,005	134,328
Seven years later	47,361	62,437	78,797	97,312
Eight years later	48,243	61,794	78,330
Nine years later	47,541	61,636
Ten years later	47,537
Net cumulative redundancy[1]	919	5,526	8,410	14,332	17,116	17,996	11,450	13,589	8,424	12,473
Net cumulative redundancy — %	1.9%	8.2%	9.7%	12.8%	11.3%	9.9%	5.4%	5.2%	3.0%	2.1%
Cumulative paid of:
One year later	18,048	22,792	29,616	37,049	51,901	63,314	67,673	91,615	90,410	182,652
Two years later	28,510	36,927	48,672	59,038	85,193	95,752	111,841	145,279	146,378
Three years later	35,718	48,660	61,001	76,617	101,340	119,984	141,484	182,163
Four years later	40,615	53,531	68,594	84,070	112,474	133,976	159,410
Five years later	43,474	57,697	71,904	89,821	117,073	140,160
Six years later	45,365	59,035	74,938	91,206	119,461
Seven years later	45,828	61,179	75,137	91,919
Eight years later	47,396	61,021	75,280
Nine years later	47,128	60,992
Ten years later	47,139

[1] —	Included in the December 31, 2011 reserve balance is favorable development of $9.8 million relating to Vanliner’s guaranteed reserves acquired in 2010. See Notes 3 and 13 to our consolidated financial statements — “Acquisition of Vanliner Group, Inc.” and “Unpaid Losses and LAE,” respectively, for discussions of this guaranty and its impact on our unpaid losses and LAE.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2001		2002		2003		2004	2005	2006	2007	2008	2009	2010	2011
	(Dollars in thousands)
As originally estimated:
Net liability shown above	$48,456		$67,162		$86,740		$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448
Add reinsurance recoverables	22,395		35,048		41,986		59,387	71,763	84,115	91,786	137,561	140,841	202,509	182,128

Gross liability	$70,851		$102,210		$128,726		$171,031	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645	$776,576

As re-estimated at December 31, 2011
Net liability shown above	$47,537		$61,636		$78,330		$97,312	$134,328	$163,855	$198,852	$248,851	$267,995	$583,663	N/A
Add reinsurance recoverables re-estimated	34,025		48,334		51,066		56,036	58,929	56,894	50,019	94,728	82,061	152,524	N/A

Gross liability	$81,562		$109,970		$129,396		$153,348	$193,257	$220,749	$248,871	$343,579	$350,056	$736,187	N/A

Gross cumulative (deficiency) redundancy	$(10,711)		$(7,760)		$(670)		$17,683	$29,950	$45,217	$53,217	$56,422	$67,204	$62,458	N/A

Gross cumulative (deficiency) redundancy — %	(15.1%	)	(7.6%	)	(0.5%	)	10.3%	13.4%	17.0%	17.6%	14.1%	16.1%	7.8%	N/A

These tables do not present accident or policy year development data. Furthermore, in evaluating the re-estimated liability and cumulative (deficiency) redundancy, we note that each amount includes the effects of changes in amounts for prior periods. Conditions and trends that affected development of the liability in the past may not necessarily exist in the future. Accordingly, extrapolating redundancies and or deficiencies based on this table is inherently uncertain.

The preceding tables show our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2011, our liability on a gross basis was $776.6 million and our asset for ceded reserves was $182.1 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments

General

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. We strive to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. Our Board of Directors has established investment guidelines and reviews the portfolio performance at least quarterly for compliance with its established guidelines.

During 2011, we shifted the mix of our fixed maturities portfolio by reinvesting cash flows from sold and matured investments primarily into state and local government obligations and commercial and residential mortgage-backed securities, as these securities generally offered the best mix of yield and duration for our business needs.

The following tables present the percentage distribution and yields of our investment portfolio for the dates given:

	At December 31,
	2011	2010
Fixed maturities:
State and local government obligations	34.1%	28.8%
Corporate obligations	23.0%	24.8%
Residential mortgage-backed securities	22.5%	21.0%
U.S. Government and government agency obligations	10.4%	19.7%
Commercial mortgage-backed securities	2.4%	0.6%
Redeemable preferred stock	1.0%	1.3%
Foreign government obligations	0.6%	0.6%

Total fixed maturities	94.0%	96.8%

Equity securities:
Common stocks	3.1%	1.6%
Perpetual preferred stocks	0.1%	0.1%

Total equity securities	3.2%	1.7%

Other invested assets	2.8%	1.5%

Total	100.0%	100.0%

The following table presents the yields of our investment portfolio:

	Year Ended December 31,
	2011	2010	2009
Yield on fixed maturities:
Excluding realized gains and losses	3.3%	3.4%	3.7%
Including realized gains and losses	3.8%	3.8%	3.5%
Yield on equity securities:
Excluding realized gains and losses	2.9%	2.2%	3.8%
Including realized gains and losses	3.0%	2.3%	2.2%
Yield on other invested assets:
Excluding realized gains and losses	0.0%	0.0%	0.0%
Including realized gains and losses	(3.2%)	8.4%	38.3%
Yield on all investments:
Excluding realized gains and losses	3.2%	3.3%	3.7%
Including realized gains and losses	3.6%	3.9%	4.1%

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

	Year Ended December 31,
	2011	2010	2009
Fixed maturities:
National Interstate Total Return on Fixed Maturities	6.6%	5.5%	7.1%
Barclays Intermediate Aggregate Index	6.0%	5.9%	6.5%
Equity securities:
National Interstate Total Return on Equity Securities	(2.8%)	8.1%	30.8%
Standard & Poor’s 500 Index	2.1%	15.1%	26.5%

Fixed Maturity Investments

Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by Standard & Poor’s Corporation (“S&P”) or comparable rating as of December 31, 2011:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)
AAA, AA, A	$711,338	$737,452	78.7%
BBB	109,687	112,763	12.0%

Total Investment Grade	821,025	850,215	90.7%
BB	16,850	16,581	1.8%
B	29,745	29,277	3.1%
CCC	22,706	22,759	2.4%
CC, C, D	21,037	18,787	2.0%

Total Non-Investment Grade	90,338	87,404	9.3%

Total	$911,363	$937,619	100.0%

At December 31, 2011, approximately 88% of our mortgage-backed securities (“MBS”), having a fair value of $217.7 million, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) retained a third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2011, all (based on statutory carrying value of $245.5 million) of our MBS had an NAIC designation of 1 or 2.

The maturity distribution of fixed maturity investments held as of December 31, 2011 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay certain obligations):

	December 31, 2011
	Fair Value	% of Total
	(Dollars in thousands)
One year or less	$18,535	2.0%
More than one year to five years	183,405	19.6%
More than five years to ten years	336,679	35.9%
More than ten years	150,490	16.0%

	689,109	73.5%
Mortgage-backed securities	248,510	26.5%

Total fixed maturities	$937,619	100.0%

The fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return, including investment income, while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2011, the weighted average modified duration (unadjusted for call provision) was approximately 4.9 years, the weighted average effective duration (adjusted for call provisions) was 4.1 years and the weighted average maturity was 6.3 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition

The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. We believe that our primary competitors in the commercial specialty insurance market include, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.) and Sentry Insurance. In the specialty personal lines market, our primary competitors are Progressive Corporation and GMAC Insurance Group, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America.

We compete in the property and casualty insurance marketplace with other insurers on the basis of price, coverages offered, product and program design, claims handling, customer service quality, agent commissions where applicable, geographic coverage, reputation and financial strength ratings by independent rating agencies. We compete by developing product lines to satisfy specific market needs and by maintaining relationships with our independent agents and customers who rely on our expertise. This expertise, along with our experience in offering specialty underwriting products, is our principal means of distinguishing ourselves from our competitors.

We believe we have a competitive advantage in our major lines of business as a result of the extensive experience of our management, our superior service and products, our willingness to design custom insurance programs for our large transportation customers and the extensive use of current technology with respect to our insureds and independent agent force. However, we are not “top-line” oriented and are willing to sacrifice premium volume during periods that we believe exhibit unrealistic rate competition. Accordingly, should competitors determine to “buy” market share with unprofitable rates, our insurance subsidiaries could experience limited growth or a decline in business until market pricing returns to what we view as profitable levels.

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

Regulation

State Regulation

General

Our insurance subsidiaries are subject to regulation in all fifty states, Washington D.C. and the Cayman Islands. The extent of regulation varies by jurisdiction and generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each jurisdiction in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Missouri or Cayman Islands regulatory authorities, where our active insurance company subsidiaries are domiciled, before the transaction takes place.

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

Statutory Accounting Principle (“SAP”)

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary jurisdiction. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. GAAP gives more consideration to matching of revenue and expenses than SAP. As a result, assets and liabilities will differ in financial statements prepared in accordance with GAAP as compared to SAP. Major differences for SAP include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities rather than reporting such items separately; and charging to surplus certain GAAP assets, such as furniture and fixtures and agents’ balances over 90 days old.

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

The maximum amount of dividends that our insurance companies can pay to us in 2012 without seeking regulatory approval is $31.0 million. NIIC paid $10.0 million in dividends in 2011 without the need for regulatory approval, and no dividends in 2010.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $3.3 million, $3.5 million and $1.7 million in the years ended December 31, 2011, 2010 and 2009, respectively. Our estimated liability for anticipated assessments was $4.8 million and $4.7 million the years ended December 31, 2011 and 2010, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2011, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism, federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. At this time, it is difficult to predict the extent, if any, to which the Dodd-Frank Act, or any resulting regulations, will impact the Company’s insurance operations. We will continue to monitor all significant federal insurance legislation.

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

Employees

At December 31, 2011, we employed 532 people. None of our employees are covered by collective bargaining arrangements.

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

Approximately 85.1% of our gross premiums written for the year ended December 31, 2011 and 80.6% for the year ended December 31, 2010 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These downward fluctuations in the business cycle have and could continue to negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability, such as a continuing economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact our profitability.

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

In addition to these organic growth strategies, we regularly explore opportunities to acquire other companies or selected books of business. Upon the announcement of an acquisition, our stock price may fall depending on the size of the acquisition, the purchase price and the potential dilution to existing shareholders depending upon the financial structure of the acquisition. It is also possible that an acquisition could dilute earnings per share.

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

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer independent agents and brokers a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 24.4% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 10.6% of our gross premiums written during the year ended December 31, 2011. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

Our growth strategy includes expanding into product lines in which we have limited experience.

We are continually evaluating new products to add to our business mix. In some instances, we have limited experience with marketing and managing these new products and insuring the types of risks involved. Our failure to effectively analyze new underwriting risks, set adequate premium rates and establish reserves for these new products or efficiently adjust claims arising from these new products could have a material adverse effect on our business, financial condition or results of operations. During the start up period for new products, we generally set more conservative loss reserves in recognition of the inherent risk. This could adversely affect our statutory capital, net income and ability to pay dividends.

We are currently rated “A” (Excellent) by A.M. Best, which is its third highest rating out of 16 rating categories. A decline in our rating below “A-” could adversely affect our position in the insurance market, make it more difficult to market our insurance products and cause our premiums and earnings to decrease.

Financial ratings are an important factor influencing the competitive position of insurance companies. A.M. Best ratings, which are commonly used in the insurance industry, currently range from “A++” (Superior) to “F” (In Liquidation). The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. It is not an evaluation of an investment in our common shares, nor is it directed to investors in our common shares and is not a recommendation to buy, sell or hold our common shares. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best.

If our rating is reduced by A.M. Best below an “A-”, we believe that our competitive position in the insurance industry could suffer, and it could be more difficult for us to market our insurance products. A downgrade could result in a significant reduction in the number of insurance contracts we write and in a substantial loss of business to other competitors with higher ratings, causing premiums and earnings to decrease.

Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2011, 94.0% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 3.2% was invested in equity securities and 2.8% was invested in limited partnership investments. As of December 31, 2011, approximately 36.3% of our fixed maturity portfolio was invested in state and local government obligations and approximately 90.7% of the fixed maturities were invested in fixed maturities rated “investment grade” (credit rating of AAA to BBB-) by Standard & Poor’s Corporation.

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

Markets in the United States and around the world experienced volatility in 2011 due to sovereign debt downgrades. Although economic conditions and financial markets have somewhat stabilized, if market conditions were to deteriorate, our investment portfolio could be adversely impacted.

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

We have registered all of the common shares owned by Great American and Alan Spachman, our chairman, pursuant to a registration statement on Form S-3. As of December 31, 2011, Great American and Mr. Spachman own 10,200,000 and 1,453,529 respectively, of our issued and outstanding shares. This concentration of ownership could affect the number of shares available for purchase or sale on a daily basis. This factor could result in price volatility and serve to depress the liquidity and market prices of our common shares.

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

In order to reduce our underwriting risk, primarily for our excess coverage and catastrophic exposures, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 16.0% and 19.2%, respectively, of our gross premiums written for the years ended December 31, 2011 and 2010. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and may increase our participation in the risk retention based on availability and cost of reinsurance as well as our own appetite for retaining risk. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

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

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2011, we had a total of $138.4 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

With respect to our insurance programs, we are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to the alternative risk transfer participants or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these alternative risk transfer programs. We typically collateralize balances due through funds withheld, letters of credit or trust agreements. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. No assurance can be given, however, regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

We may not have access to capital in the future due to an economic downturn.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. From time to time we have relied, and may also rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our continued access to funds under our $50 million unsecured Credit Agreement (“Credit Agreement”), which is scheduled to expire on December 19, 2012, is dependent in part on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. While financial markets in the U.S. were relatively stable throughout 2011, our ability to enter into a new credit facility will be dependent in part on the aforementioned future general economic conditions and/or financial market stability, as well as the future capital and liquidity levels of the financial institutions that might be parties to this new credit facility.

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

Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. The loss of senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.

We are subject to comprehensive regulation and our ability to earn profits may be restricted by these regulations.

We are subject to comprehensive regulation by government agencies in the states and foreign jurisdictions where our active insurance company subsidiaries are domiciled and, to a lesser degree, where these subsidiaries issue policies and handle claims. Failure by one of our insurance company subsidiaries to meet regulatory requirements could subject us to regulatory action. The regulations and associated examinations may have the effect of limiting our liquidity and may adversely affect results of operations.

In addition, state insurance department examiners perform periodic financial, market conduct and other examinations of insurance companies. Compliance with applicable laws and regulations is time consuming and personnel-intensive. In addition to financial examinations, we are subject to market conduct examinations of our claims and underwriting practices. Any adverse findings by insurance departments could result in significant fines and penalties, negatively affecting our profitability.

In 2010, the Dodd-Frank Act was signed into law. Among other things, this law established the Federal Insurance Office within the U.S. Treasury and authorizes it to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the U.S.

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

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, American Alternative Insurance Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.) and Sentry Insurance. In our specialty personal lines our primary competitors are Progressive Corporation and GMAC Insurance Group, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our alternative risk transfer component constituted approximately 54.2% of our gross premiums written for the year ended December 31, 2011 and 52.4% of our gross written premiums for the same period in 2010. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.

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

We may have conflicts of interest with our majority shareholder, American Financial Group, Inc., which we would be unable to resolve in our favor.

As of December 31, 2011, American Financial Group, Inc., (“AFG”) through its wholly-owned subsidiary Great American, owns 52.4% of our outstanding common shares. From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.

We rely on Great American to provide certain services to us without charge including actuarial and consultative services for legal, accounting and internal audit issues and other support services. If Great American no longer controlled a majority of our shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses.

Your interests as a holder of our common shares may be different than the interests of our majority shareholder, American Financial Group, Inc.

The interests of AFG may differ from the interests of our other shareholders. AFG representatives hold four out of nine seats of our Board. As a result, AFG has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

Subject to the terms of our right of first refusal to purchase its shares in certain circumstances, AFG may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. AFG may also have interests that differ from those of our other shareholders and may vote in a way with which our other shareholders disagree and which may be adverse to their interests. AFG’s majority ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Provisions in our organizational documents, Ohio corporate law and the insurance laws of Ohio and Missouri could impede an attempt to replace or remove our management or Directors or prevent or delay a merger or sale, which could diminish the value of our common shares.

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

The insurance laws of most states require prior notice or regulatory approval of changes in control of an insurance company or its holding company. The insurance laws of the States of Ohio and Missouri, where our U.S. insurance companies are domiciled, provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such insurance or reinsurance company and obtained prior written approval of the relevant insurance regulatory authorities. Any purchaser of 10% or more of our aggregate outstanding voting power could become subject to these regulations and could be required to file notices and reports with the applicable regulatory authorities prior to such acquisition. In addition, the existence of these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging takeover attempts. For further discussion of insurance laws, see the subsection of “Business” entitled “Regulation.”

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 157,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Fenton, Missouri; Honolulu, Hawaii; and Mechanicsburg, Pennsylvania. The leases account for approximately 60,000 square feet of office space. These leases expire within nineteen months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $101,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

ITEM 4    Mine Safety Disclosures

None.

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are listed and traded on the Nasdaq Global Select Market under the symbol NATL. The information presented in the table below represents the high and low sales prices per share reported on the NASDAQ for the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$22.13	$18.66	$21.19	$16.06
Second Quarter	23.40	20.54	21.98	18.66
Third Quarter	24.36	20.53	22.83	17.57
Fourth Quarter	27.67	21.19	23.00	19.98

There were approximately 59 shareholders of record of our common shares at February 29, 2012.

Dividend Policy

The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.10 per share for 2012. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.09 and $0.08 per common share in 2011 and 2010, respectively.

The declaration and payment of dividends remains subject to the discretion of the Board, and will depend on, among other things, our financial condition, results of operations, capital and cash requirements, future prospects, regulatory and contractual restrictions on the payment of dividends by insurance company subsidiaries and other factors deemed relevant by the Board. In addition, our ability to pay dividends would be restricted in the event of a default on our unsecured Credit Agreement, our failure to make payment obligations with respect to such agreement, our election to defer interest payments on the agreement or our inability to enter into a new credit facility upon or before the scheduled maturity of the Credit Agreement on December 19, 2012.

We are a holding company without significant operations of our own. Our principal sources of funds are dividends and other distributions from our subsidiaries including our insurance company subsidiaries. Our ability to receive dividends from our insurance company subsidiaries is also subject to limits under applicable state insurance laws.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2011) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Equity Compensation Plans	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Approved by shareholders	601,085	$19.50	746,221
Not approved by shareholders	none	N/A	none

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CRSP”) Total Return Index for Nasdaq and the CRSP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 29, 2006 ($24.30) through December 30, 2011 ($24.67).

2011 Stock Performance Graph

Cumulative 5-Year Total Return as of December 30, 2011

(Assumes a $100 investment at the close of trading on December 29, 2006)

Company/Index	2006	2007	2008	2009	2010	2011
NATL Common Stock	$100	$137	$75	$72	$93	$108
Nasdaq Insurance Stocks	100	100	93	97	109	114
Nasdaq Index	100	108	66	95	113	114

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Operating Data:
Gross premiums written(1)	$526,313	$438,630	$344,877	$380,296	$346,006

Net premiums written(2)	$442,200	$354,529	$275,046	$298,081	$272,142

Premiums earned	$429,946	$358,371	$279,079	$290,741	$257,561
Net investment income	30,554	23,298	19,324	22,501	22,141
Net realized gains (losses) on investments	4,477	4,324	2,561	(22,394)	(653)
Gain on bargain purchase	—	7,453	—	—	—
Other	3,541	3,680	3,488	2,868	4,137

Total revenues	468,518	397,126	304,452	293,716	283,186
Losses and loss adjustment expenses	308,357	256,408	169,755	188,131	149,501
Commissions and other underwriting expenses	87,737	67,639	57,245	62,130	50,922
Other operating and general expenses	17,432	17,197	13,076	12,605	12,140
Expense on amounts withheld(3)	3,910	3,450	3,535	4,299	3,708
Interest expense	298	294	717	833	1,550

Total expenses	417,734	344,988	244,328	267,998	217,821

Income before income taxes	50,784	52,138	60,124	25,718	65,365
Provision for income taxes	15,156	12,629	13,675	15,058	21,763

Net income	$35,628	$39,509	$46,449	$10,660	$43,602

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	71.7%	71.5%	60.8%	64.7%	58.0%
Underwriting expense ratio(5)	23.7%	22.7%	24.0%	24.7%	22.9%

Combined ratio(6)	95.4%	94.2%	84.8%	89.4%	80.9%

Return on equity(7)	10.8%	13.6%	19.1%	5.0%	22.6%
Per Share Data:
Earnings per common share, basic	$1.84	$2.04	$2.41	$0.55	$2.27
Earnings per common share, assuming dilution	1.83	2.03	2.40	0.55	2.25
Book value per common share, basic (at year end)(8)	$18.07	$15.99	$14.06	$11.20	$11.08
Weighted average number of common shares outstanding, basic	19,371	19,343	19,301	19,285	19,193
Weighted average number of common shares outstanding, diluted	19,491	19,452	19,366	19,366	19,348
Common shares outstanding (at year end)	19,398	19,357	19,302	19,295	19,312
Cash dividends per common share	$0.36	$0.32	$0.28	$0.24	$0.20

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and investments	$1,021,104	$965,204	$614,974	$563,714	$492,916
Securities lending collateral	—	—	—	84,670	139,305
Reinsurance recoverables	199,081	208,590	149,949	150,791	98,091
Total assets	1,525,069	1,488,605	955,753	990,812	898,634
Unpaid losses and loss adjustment expenses	776,576	798,645	417,260	400,001	302,088
Debt	22,000	20,000	15,000	15,000	15,464
Total shareholders’ equity	350,590	309,578	271,317	216,074	212,806

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Statutory Data(9):
Policyholder surplus(10)	$293,614	$273,647	$238,390	$190,134	$182,302
Combined ratio(11)	94.7%	93.9%	85.8%	89.0%	78.3%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the alternative risk transfer programs. We receive investment income and incur an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that we remit back to alternative risk transfer participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)	Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2011 and 2010 total unrestricted common shares were 19,398,000 and 19,357,000, respectively. There were no unvested restricted shares prior to 2007.

(9)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, VIC, NIIC-HI and TCC.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

We are a holding company with operations being conducted by our subsidiaries.

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialized insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (54.2% of 2011 gross premiums written), property and casualty insurance for transportation companies (30.9%), specialty personal lines, primarily recreational vehicle and commercial vehicle coverage (10.2%) and transportation and general commercial insurance in Hawaii and Alaska (3.5%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

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

Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, we and our principal insurance subsidiary, National Interstate Insurance Company (“NIIC”), completed the acquisition of Vanliner Group, Inc. (“Vanliner”) from UniGroup, Inc. (“UniGroup”) whereby NIIC acquired all of the issued and outstanding capital stock of Vanliner and we acquired certain information technology assets. As part of this acquisition, UniGroup agreed to provide us with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable balance sheet developments inure to UniGroup. Through the acquisition of Vanliner, NIIC acquired Vanliner Insurance Company (“VIC”), a market leader in providing insurance for the moving and storage industry. Obtaining a presence in this industry was our primary strategic objective associated with the acquisition. Beginning July 1, 2010, Vanliner’s results are included as part of our transportation component, with the exception of VIC’s moving and storage group ART programs, which are part of our ART component. Additional disclosures regarding the Vanliner acquisition are contained in Note 3 to our consolidated financial statements — “Acquisition of Vanliner Group, Inc.”

Industry and Trends

The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry’s pricing environment began to stabilize in 2011 after several years of soft market conditions, with the industry generating a year-over-year increase in premiums written for the second consecutive year. However, the industry’s underwriting results fell sharply during 2011 due to a significant increase in catastrophe-related losses both in the United States and abroad and a decline in the favorable development on prior-year loss reserves according to available industry data compiled by A.M. Best through the first nine months of 2011. While rates have begun to firm and prices appear to have stabilized, the industry faces several unfavorable trends in the coming year such as, but not limited to, continued challenging market conditions, the impact of a weak macroeconomic environment, diminishing savings from prior-year reserve development, the continuance of relatively low investment returns and volatility in the investment markets.

Despite relatively flat pricing since 2004, improved risk selection and an overall improvement in the risk quality of our book of business have enabled us to attain combined ratios better than our corporate objective of 96.0% or lower. Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. Though our combined ratio may fluctuate from year to year, over the past five years we have exceeded our underwriting profit objective by achieving an average GAAP combined ratio of 88.9%. We believe the following factors contribute to our performance, which is consistently above industry standards:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•	Our ability to attract and retain some of the best transportation companies in the industries we serve and to insure them directly or through our ART programs.

•	Our stable operating expenses which have historically been at or below the revenue growth rate.

While interest rates remained low during 2011, like most of the P/C insurance industry, we recorded net realized gains from investments. We have historically maintained a high quality investment portfolio, focusing primarily on investment grade fixed income investments. Our 2011 purchases have been concentrated in commercial and residential mortgage-backed securities and state and local government obligations (“muni bonds”).

As noted above, the P/C insurance industry saw a significant upswing in catastrophe-related losses in 2011, including hurricanes, tornadoes, winter storms, wildfires, hail and floods. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.

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

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2011, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

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

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies were relatively flat overall in 2011 compared to 2010, while a number of our products saw rate level increases on new and renewal business.

There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Historically, most of our group programs had common renewal dates in the first six months of the year, but with the growth from new ART programs, we are now experiencing renewal dates throughout the calendar year. The ART component of our business accounted for 54.2% of total gross premiums written during 2011 as compared to 52.4% in 2010.

The projected profitability from traditional transportation accounts and transportation ART businesses are substantially comparable. Increased investment income opportunities generally are available with traditional insurance, but the lower acquisition expenses and persistence of the ART programs generally provide for lower operating expenses from these programs. The lower expenses associated with our ART programs generally offset the projected reductions in investment income potential. From a projected profitability perspective, we are ambivalent as to whether a transportation operator elects to purchase traditional insurance or one of our ART program options.

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

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2011, investment yields were relatively consistent with those experienced in 2010 due to the continued low interest rate environment, while the value of many of our existing holdings increased. We recorded a $4.5 million pre-tax net realized gain on investments in 2011 as compared to $4.3 million recorded in 2010. Included in these pre-tax net realized gains are impairment charges of $2.1 million and $0.3 million, respectively.

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

Results of Operations

Overview

The following table sets forth our 2011, 2010 and 2009 net income from operations and the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, which are non-GAAP financial measures, as well as after-tax net realized gains from investments, change in valuation allowance on deferred tax assets related to net capital losses and the gain on bargain purchase of Vanliner, all of which we believe are useful tools for investors and analysts in analyzing ongoing operating trends.

	Year Ended December 31,
	2011		2010		2009
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$34,644	$1.78	$30,516	$1.58	$38,050	$1.96
After-tax net realized gains from investments	2,910	0.15	2,811	0.14	1,664	0.09
Change in valuation allowance related to net capital losses	—	—	810	0.04	6,735	0.35
Gain on bargain purchase of Vanliner	—	—	7,453	0.38	—	—
After-tax impact from balance sheet guaranty for Vanliner	(1,926)	(0.10)	(2,081)	(0.11)	—	—

Net income	$35,628	$1.83	$39,509	$2.03	$46,449	$2.40

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements, we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the years ended December 31, 2011 and 2010 of $1.9 million ($0.10 per share diluted) and $2.1 million ($0.11 per share diluted), respectively, has been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.

Our net income from operations for 2011 was $34.6 million ($1.78 per share diluted) compared to $30.5 million ($1.58 per share diluted) in 2010. This increase was driven by the growth in net investment income, which was primarily attributable to the net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition, which resulted in 12 months of investment earnings in 2011 versus six months in 2010, as well as the reinvestment of matured securities into higher-yielding commercial and residential mortgage-backed securities and state and local government obligations throughout 2011. While we experienced significant premium growth in 2011 as compared to 2010, our loss and LAE ratio from ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, increased to 70.4% for the year ended December 31, 2011 as compared to 67.5% for the same period in 2010 resulting in a slight decline in underwriting profits. Of this 2.9 percentage point increase over the prior year, approximately 3.5 percentage points relates to elevated claims results of two of our ART programs, one of which has recently undergone corrective underwriting actions, with the other having been terminated in the fourth quarter of 2011. These elevated claims results were partially offset by our other products which performed within expected ranges during the year ended December 31, 2011.

After-tax net realized gains from investments of $2.9 million ($0.15 per share diluted) in 2011 were relatively flat compared to the $2.8 million ($0.14 per share diluted) reported for 2010. During the first quarter of 2010, we recorded a reduction of $0.8 million ($0.04 per share diluted) to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.

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

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$285,352	54.2%	$229,844	52.4%	$192,953	55.9%
Transportation	162,870	30.9%	123,752	28.2%	66,537	19.3%
Specialty Personal Lines	53,729	10.2%	61,662	14.1%	61,523	17.8%
Hawaii and Alaska	18,137	3.5%	18,104	4.1%	18,576	5.5%
Other	6,225	1.2%	5,268	1.2%	5,288	1.5%

Gross premiums written	$526,313	100.0%	$438,630	100.0%	$344,877	100.0%

Gross premiums written includes both direct premium and assumed premium. During 2011, our gross premiums written increased $87.7 million, or 20.0%, compared to 2010, primarily attributable to our ART and transportation components. Gross premiums written in our ART component increased by $55.5 million, or 24.2%, due to a combination of growth in existing ART programs including the addition of three new customers to our large account ART product, including one from Vanliner’s moving and storage business, the introduction of the second group ART program for Vanliner’s moving and storage business, a new passenger transportation ART program and near 100% member retention in ART programs renewing during the year. Also contributing to the growth in our ART component are two programs which comprised 7.5% of our gross premiums written during 2011, but which have experienced unacceptable claims results. We have taken certain underwriting actions to improve the performance of one of these programs and terminated the other program during the fourth quarter of 2011, which will likely reduce the premium growth for these programs in future periods. However, we expect the ART component to continue to provide new growth opportunities, including the anticipated expansion of recently incepted ART programs and the development of new products which are continually in the pipeline. Our transportation component grew by $39.1 million, or 31.6%, driven by the Vanliner moving and storage products’ gross premiums written which increased $42.8 million to a total of $92.8 million during 2011. This growth was partially offset by a decrease in certain of our traditional passenger transportation and trucking transportation products, which were impacted by increasingly competitive pricing in the commercial insurance market. The decrease of $7.9 million, or 12.9%, in our specialty personal lines component is primarily related to the pricing and underwriting actions associated with the commercial vehicle product which were first initiated in late 2009 and continued throughout 2011. We also experienced a decrease in our recreational vehicle product due to a decline in the number of agents’ quotes, as we are seeing a trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the years ended December 31, 2011, 2010 and 2009, we recorded return of premium of $1.7 million, $1.6 million and $4.5 million, respectively.

Premiums Earned

2011 compared to 2010.    The following table shows premiums earned for the years ended December 31, 2011 and 2010 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2011	2010	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$204,559	$155,819	$48,740	31.3%
Transportation	151,548	125,713	25,835	20.6%
Specialty Personal Lines	53,353	57,800	(4,447)	(7.7%)
Hawaii and Alaska	14,171	13,687	484	3.5%
Other	6,315	5,352	963	18.0%

Total premiums earned	$429,946	$358,371	$71,575	20.0%

Our premiums earned increased $71.6 million, or 20.0%, to $429.9 million during the year ended December 31, 2011 compared to $358.4 million for the year ended December 31, 2010 primarily attributable to the ART and transportation components. Our ART component grew $48.7 million, or 31.3%, during 2011 compared to 2010 reflecting the growth in gross premiums written experienced in this component throughout 2011, as discussed above. Our transportation component increased $25.8 million, or 20.6%, in 2011 compared to the same period in 2010 mainly due to Vanliner’s moving and storage products. Approximately $25.6 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. These increases were partially offset by our specialty personal lines component, which decreased $4.4 million, or 7.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the decline in premiums written in our commercial vehicle and recreational vehicle products experienced throughout 2011.

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

Our premiums earned increased $79.3 million, or 28.4%, to $358.4 million during the year ended December 31, 2010 compared to $279.1 million for the year ended December 31, 2009. Included in this increase was $64.5 million in premiums earned related to Vanliner, which are included in our transportation component. Excluding Vanliner’s premiums earned, the remaining $14.8 million increase was primarily attributable to the alternative risk transfer component which grew $14.3 million, or 10.1%, over 2009 mainly due to the new ART programs introduced throughout 2009 and 2010. Our specialty personal lines component increased $1.4 million, or 2.5%, resulting from the growth in our commercial vehicle product experienced in 2009. These increases were partially offset by a $1.6 million decrease in the Hawaii and Alaska component resulting from reductions in gross premiums written in 2009 and 2010, which were primarily attributable to the 2008-2009 economic downturn and the soft insurance market.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. Beginning in 2007 and continuing throughout 2010, we experienced modest single digit decreases in rate levels on our renewal business as a whole due to soft market conditions. However, during the 2011, rate levels on renewal business have been relatively flat overall, while a number of our products have begun to see some rate level increases on new and renewal business.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Gross premiums written	$526,313	$438,630	$344,877
Ceded reinsurance	(84,113)	(84,101)	(69,831)

Net premiums written	442,200	354,529	275,046
Change in unearned premiums, net of ceded	(12,254)	3,842	4,033

Total premiums earned	$429,946	$358,371	$279,079

Combined Ratios:
Loss and LAE ratio(a)	71.7%	71.5%	60.8%
Underwriting expense ratio(b)	23.7%	22.7%	24.0%

Combined ratio	95.4%	94.2%	84.8%

(a)	The ratio of losses and LAE to premiums earned.

(b)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2011 compared to 2010.    Losses and LAE increased $51.9 million, or 20.3%, for 2011 compared to 2010. Our consolidated loss and LAE ratio for the year ended December 31, 2011 remained relatively flat at 71.7% compared to 71.5% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 70.4% for the year ended December 31, 2011 compared to 67.5% in 2010. Of this 2.9 percentage point increase over the prior year, approximately 3.5 percentage points relates to the claims results of the two previously mentioned ART programs, one of which has recently undergone corrective underwriting actions, with the other having been terminated in the fourth quarter of 2011. These elevated claims results were partially offset by our other products which performed within expected ranges during the year ended December 31, 2011.

For the year ended December 31, 2011, we had favorable development from prior years’ loss reserves of $2.7 million, or 0.6 percentage points, compared to favorable development of $9.6 million, or 2.7 percentage points, for the same period in 2010. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the year ended December 31, 2011 increased 1.0 percentage point to 23.7% compared to 22.7% for the same period in 2010, primarily attributable to the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet. The underwriting expense ratio for our ongoing business remained relatively flat at 24.0% and 24.6% for the years ended December 31, 2011 and 2010, respectively.

2010 compared to 2009.    Losses and LAE increased $86.7 million, or 51.0%, for 2010 compared to 2009. The consolidated loss and LAE ratio for the year ended December 31, 2010 increased 10.7 percentage points to 71.5% compared to 60.8% in the same period in 2009, which was several percentage points higher than our historical annual ratio. The loss and LAE ratio for our ongoing operations was 67.5% for the year ended December 31, 2010. This elevated loss and LAE ratio was primarily due to favorable claims results experienced throughout 2009, higher losses experienced in 2010 by our commercial vehicle product, which is part of the specialty personal lines component, and the impact from several periods of single digit rate decreases in our transportation component. Additionally, we experienced higher than expected claims severity among certain of our trucking products in both our alternative risk transfer and transportation components during 2010.

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

The consolidated underwriting expense ratio for the year ended December 31, 2010 decreased 1.3 percentage points to 22.7% compared to 24.0% for the same period in 2009, primarily attributable to the favorable impact related to adjustments from the fair value recording of Vanliner’s opening balance sheet.

Net Investment Income

2011 compared to 2010.    Net investment income increased $7.3 million, or 31.1%, to $30.6 million in 2011 compared to 2010, primarily due to the net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition on July 1, 2010 which resulted in 12 months of investment earnings in 2011 versus six months in 2010. In addition, cash flows during 2011, including those from sold and matured investments, have been invested in higher yielding securities primarily commercial and residential mortgage-backed securities and state and local government obligations.

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

Net Realized Gains (Losses) on Investments

2011 compared to 2010.    In 2011, we had pre-tax net realized gains of $4.5 million compared to $4.3 million for 2010. The pre-tax net realized gains for the year ended December 31, 2011 were primarily generated from net realized gains from the sales of securities of $7.4 million. Offsetting these gains were other-than-temporary impairment charges of $2.1 million, as well as net losses associated with equity partnership investments of $0.8 million. The pre-tax net realized gains for the year ended December 31, 2010 were primarily generated from net realized gains from the sales of securities of $3.5 million, which included sales to generate funds for the Vanliner acquisition, and net gains associated with an equity partnership investment of $1.1 million. Offsetting these gains were credit loss other-than-temporary impairment charges of $0.3 million.

2010 compared to 2009.    In 2010, we had pre-tax net realized gains of $4.3 million compared to $2.6 million for 2009. The pre-tax net realized gains for the year ended December 31, 2010 were primarily generated from net realized gains from the sales of securities of $3.5 million, which include sales to generate funds for the Vanliner acquisition, and net gains associated with an equity partnership investment of $1.1 million. Offsetting these gains were credit loss other-than-temporary impairment charges of $0.3 million. The pre-tax net realized gains for the year ended December 31, 2009 were primarily generated from net realized gains associated with an equity partnership investment of $4.2 million and realized gains associated with the sales of securities of $4.0 million. Offsetting these gains were other-than-temporary impairment charges recognized in earnings of $3.9 million and realized losses of $1.7 million on disposals, including a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding. The two largest components of the $3.9 million credit loss impairment charge were $1.8 million on three corporate notes and $1.9 million related to four mortgage-backed securities.

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

Other Income

2011 compared to 2010.    Other income decreased $0.2 million, or 3.8%, to $3.5 million for 2011 compared to $3.7 million in 2010. This decrease is primarily attributable to lower policy-based fee income associated with our personal lines component which experienced a decline in gross premiums written in 2011 as compared to 2010.

2010 compared to 2009.    Other income increased $0.2 million, or 5.5%, to $3.7 million for 2010 compared to $3.5 million in 2009. This increase is primarily attributable to the growth in the policy-based fee income generated by our personal lines component throughout 2010.

Commissions and Other Underwriting Expenses

2011 compared to 2010.    Commissions and other underwriting expenses for the year ended December 31, 2011 increased $20.1 million, or 29.7%, to $87.7 million from $67.6 million in the comparable period in 2010. The increase is primarily a result of the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet. Commissions and other underwriting expenses from our ongoing business, as a percentage of premiums earned, were relatively flat at 20.9% and 20.8% for the years ended December 31, 2011 and 2010, respectively.

2010 compared to 2009.    Commissions and other underwriting expenses for the year ended December 31, 2010 increased $10.4 million, or 18.2%, to $67.6 million from $57.2 million in the comparable period in 2009. The increase was primarily a result of the growth in gross premiums written, partially offset by the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet.

Other Operating and General Expenses

2011 compared to 2010.    Other operating and general expenses increased $0.2 million, or 1.4%, to $17.4 million during the year ended December 31, 2011 compared to $17.2 million for the same period in 2010. As a percentage of premiums earned, such expenses were 4.1% and 4.8%, respectively, for the years ended December 31, 2011 and 2010. Included in the 2010 other operating and general expenses were approximately $1.0 million in non-recurring costs associated with the Vanliner acquisition.

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

Expense on Amounts Withheld

2011 compared to 2010.    We invest funds in the participant loss layer for several of the ART programs. We receive investment income and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that we remit back to ART participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2011, the expense on amounts withheld increased $0.4 million, or 13.3%, compared to the same period in 2010, primarily attributable to the growth experienced in our ART component throughout 2011.

2010 compared to 2009.    For the year ended December 31, 2010, the expense on amounts withheld was relatively flat, decreasing $0.1 million, or 2.4%, compared to the same period in 2009.

Income Taxes

2011 compared to 2010.    The 2011 effective tax rate was 29.8%, increasing 5.6 percentage points from a rate of 24.2% in 2010. In 2010, our income tax expense was favorably impacted by 5.0 percentage points related to the $7.5 million gain on bargain purchase of Vanliner, which was not subject to income taxation. Excluding this item, our effective tax rate for the year ended December 31, 2010 of 29.2% was comparable to that reported for the same period in 2011.

2010 compared to 2009.    The 2010 effective tax rate was 24.2%, increasing 1.5 percentage points from a rate of 22.7% in 2009. Our 2010 income tax expense was favorably impacted by the $7.5 million gain on bargain purchase of Vanliner. In both 2010 and 2009, we recorded reductions to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets existed subsequent to March 31, 2010. Excluding these items, our effective tax rates for the years ended December 31, 2010 and 2009 were 30.8% and 33.9%, respectively.

Financial Condition

Investments

At December 31, 2011, our investment portfolio contained $937.6 million in fixed maturity securities and $31.8 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $28.1 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At December 31, 2011, we had pretax net unrealized gains of $26.3 million on fixed maturities and $0.8 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

Fixed maturity investments are focused on securities with intermediate-term maturities. At December 31, 2011, the weighted average maturity of our fixed maturity investments was approximately 6.3 years. At December 31, 2011, 90.7% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities at December 31, 2011 were $225.0 million of residential mortgage-backed securities (“MBS”). We do not have a significant exposure to the subprime lending sector as 79.2% of our residential MBS are backed by U.S. government agencies. MBS are subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities at December 31, 2011 were $340.2 million of state and local government obligations (“muni bonds”). Approximately 88.8% of our muni bonds are rated “A–” or better, 99.5% are rated investment grade and the average credit quality is “AA–.”

Summary information for securities with unrealized gains or losses at December 31, 2011 is shown in the following table. Approximately $0.3 million of fixed maturities and $0.2 million of equity securities had no unrealized gains or losses at December 31, 2011.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$787,376	$149,975
Amortized cost of securities	754,238	156,857
Gross unrealized gain or (loss)	$33,138	$(6,882)
Fair value as a % of amortized cost	104.4%	95.6%
Number of security positions held	681	150
Number individually exceeding $50,000 gain or (loss)	237	29
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$6,566	$(4)
Foreign governments	65	(6)
State, municipalities and political subdivisions	13,272	(484)
Residential mortgage-backed securities	4,815	(3,749)
Commercial mortgage-backed securities	464	(84)
Banks, insurance and brokers	2.501	(1,451)
Industrial and other	5,455	(1,104)
Percent rated investment grade(a)	94.6%	70.3%
Equity Securities:
Fair value of securities	$17,724	$13,798
Cost of securities	15,817	14,942
Gross unrealized gain or (loss)	$1,907	$(1,144)
Fair value as a % of cost	112.1%	92.3%
Number individually exceeding $50,000 gain or (loss)	10	6

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2011, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.0%	2.0%
After one year through five years	20.6%	13.9%
After five years through ten years	38.3%	23.5%
After ten years	17.0%	11.2%

	77.9%	50.6%
Mortgage-backed securities	22.1%	49.4%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2011
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (180 issues)	$354,332	$18,495	105.5%
More than one year (57 issues)	94,677	7,602	108.7%
Less than $50,000 (444 issues)	338,367	7,041	102.1%

	$787,376	$33,138

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (21 issues)	$38,838	$(2,329)	94.3%
More than one year (8 issues)	11,040	(3,200)	77.5%
Less than $50,000 (121 issues)	100,097	(1,353)	98.7%

	$149,975	$(6,882)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (6 issues)	$3,087	$422	115.8%
More than one year (4 issues)	4,647	830	121.7%
Less than $50,000 (47 issues)	9,990	655	107.0%

	$17,724	$1,907

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (6 issues)	$6,807	$(790)	89.6%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (36 issues)	6,991	(354)	95.2%

	$13,798	$(1,144)

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

Net realized gains (losses) on securities sold and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized Gains on Sales	Charges for Impairment	Net Realized Gains on Investments
	(Dollars in thousands)
Year ended:
2011	$6,532	$(2,055)	$4,477
2010	4,666	(342)	4,324
2009	6,448	(3,887)	2,561

Fair Value Measurements

We must determine the appropriate level in the fair value hierarchy for each applicable fair value measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. We are responsible for the valuation process and use data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value.

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of MBS are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including, delinquency rates, estimated defaults and losses, and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, our internal investment professionals compared the valuation received to an independent third party pricing source and considered widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If we believe that significant discrepancies exist, we will perform additional procedures, which may include specific inquiry of the pricing service, to resolve discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments, and perpetual preferred stocks that are not actively traded. Included in Level 2 are $5.2 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which we believe reflect fair value, but for which we are unable to verify inputs to the valuation methodology. We obtained at least one quote or price per instrument from brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.

Liquidity and Capital Resources

Capital Ratios.    The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2011 and 2010, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

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

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents were $23.7 million at December 31, 2011, a $3.4 million decrease from December 31, 2010. For 2011, 2010 and 2009, we generated consolidated cash flow from operations of $37.5 million, $79.8 million and $51.3 million, respectively. The decrease of $42.3 million in cash flow from operations in 2011 from 2010 is primarily attributable to a large amount of claims payments made during 2011 related to the guaranteed Vanliner business. Cash flow from operations increased $28.5 million in 2010 from 2009 primarily attributable to various fluctuations within our operating activities associated with our growth.

Net cash used in investing activities was $36.2 million, $70.6 million and $57.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. This $34.4 million decrease in cash used in investing activities in 2011, as compared to 2010, was primarily related to a $107.5 million decrease in the purchases of fixed maturity investments, a $48.5 million increase in the proceeds from sales of fixed maturity investments, the net cash outflow associated with the acquisition of Vanliner of $33.4 million in 2010 and receiving the $14.3 million refund in 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, which were partially offset by a

$134.9 million decrease in the proceeds from maturities and redemptions of fixed maturity investments and $26.9 million from the purchase of equity investments. The decreases in the purchases of fixed maturities and the proceeds from maturities and redemptions of fixed maturity investments in 2011 as compared to the prior period were primarily due to the positioning of our portfolio which took place during the first six months of 2010 to generate funds to finance the Vanliner acquisition and the subsequent investment of Vanliner’s $94.6 million of cash and cash equivalents acquired in the third quarter of 2010. The increase in the proceeds from sales of fixed maturity investments was driven by the repositioning of our portfolio in 2011 to take advantage of higher yielding securities and locking in capital gains on current holdings. The net purchases of fixed maturities during 2011 were primarily concentrated in residential MBS and state and local government obligations. The net purchases of equity securities during 2011 were mainly concentrated in stocks of “blue chip” companies with histories of strong dividend payouts. The $12.7 million increase in cash used in investing activities in 2010 compared to 2009 was primarily related to the $128.1 million paid on July 1, 2010 to purchase Vanliner, net of $94.6 million of cash and cash equivalents acquired. In order to generate funds to finance the acquisition, we positioned our portfolio to capitalize on maturities and redemptions of investments, as well as increased our sales of fixed maturity securities. These actions resulted in additional proceeds from maturities and redemptions of investments and sales of fixed maturity securities of $131.7 million and $27.9 million, respectively, over the same period in 2009. Additionally, we increased our purchases of fixed maturity securities by $133.2 million over the comparable period in 2009, as we reinvested Vanliner’s excess cash balances and the proceeds from maturities and redemptions of investments which occurred during the period.

Net cash used in financing activities was $4.6 million, $0.7 million and $52.0 million, respectively, for the years ended December 31, 2011, 2010 and 2009. The $3.9 million increase in net cash used in financing activities in 2011, as compared to 2010, was primarily driven by a $3.0 million reduction in the net borrowings on our credit facility during 2011 as compared to 2010. Our financing activities also include those related to stock option activity and dividends paid on our common shares. The decrease in cash used from financing activities in 2010 from 2009 of $51.3 million was driven by the termination of our securities lending program in 2009, as well as the $5.0 million increase to our net borrowings under our credit facility during 2010 primarily to help fund the purchase of the $3.0 million in information technology assets acquired from UniGroup in conjunction with the Vanliner acquisition.

Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

We have a $50 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10 million for letters of credit. We have the ability to increase the line of credit to $75 million subject to the Credit Agreement’s accordion feature. At December 31, 2011 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at December 31, 2011. As of December 31, 2011, the interest rate on this debt is equal to the six-month LIBOR (0.4375% at December 31, 2011) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2011, we were in compliance with all financial covenants.

We expect to successfully procure a new line of credit during 2012 to replace the current Credit Agreement prior to its expiration, although potentially at a higher cost. Due to the favorable terms of the Credit Agreement relative to those currently available in the commercial lending marketplace, we do not anticipate executing a new credit facility until the latter half of 2012.

We believe that funds generated from operations, including dividends from insurance subsidiaries and parent company cash will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. We do not anticipate the need to utilize cash generated by operations to pay down the amount drawn on our Credit Agreement, as we believe we will be able to successfully procure a new line of credit during 2012 to replace the current Credit Agreement prior to its expiration. Our ongoing corporate initiatives include actively evaluating potential acquisitions. At such time that we would execute an agreement to enter into an acquisition, such a transaction, depending upon the structure and size, could have an impact on our liquidity. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our long-term operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.

Off-Balance Sheet Items.    We do not have any material off-balance sheet arrangements as such term is defined in applicable SEC rules.

We do not currently have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations.    The following table summarizes our long-term contractual obligations as of December 31, 2011:

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Gross unpaid losses and LAE(a)	$776,576	$308,084	$303,174	$113,430	$51,888
Debt obligations	22,000	22,000	—	—	—
Additional future consideration payable to UniGroup	2,753	1,306	1,351	96	—
Operating lease obligations	1,783	1,183	600	—	—

Total	$803,112	$332,573	$305,125	$113,526	$51,888

(a)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of loss and LAE reserves and the determination of “other-than-temporary” impairment on investments are two areas where by the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. We discuss these two policies below. Our other significant accounting policies are described in Note 2 to our consolidated financial statements — “Significant Accounting Policies.”

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2011 and 2010, we had $776.6 million and $798.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2011 and 2010 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

•	the Case Incurred Development Method;

•	the Paid Development Method;

•	the Bornhuetter-Ferguson Method; and

•	the Projected Claim Count times Projected Claim Severity Methods.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1% change would have on our 2011 net income is shown below:

Line of Business	Cumulative Impact
Commercial Auto Liability	$4.9 million
Workers’ Compensation	$3.8 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2011, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $5.3 million.

5-yr. Average Development (*)	Net Reserves December 31, 2011	Effect on Net Earnings
(0.9%)	$594.4 million	$5.3 million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that materially affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 89.5% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made changes in key assumptions used in calculating current year reserves based on historical changes or current trends observed.

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

We recorded unfavorable development of $0.8 million and $2.2 million in 2011 and 2010, respectively, for this line of business as actual claim severity was higher than previously anticipated. We recorded favorable development of $0.7 million in 2009 as actual claim severity was lower than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

Workers’ Compensation.    In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory interpretations;

•	future medical cost inflation;

•	economic conditions; and

•	timing of claims reporting.

We recorded unfavorable prior year loss development of $1.5 million in 2011, whereas we recorded favorable prior year loss development of $3.3 million in 2010. In 2009, we recorded unfavorable prior year loss development of $2.3 million. Economic conditions over the last couple of years have led to longer duration of claims resulting in higher claim severity. Due to the long-tail nature of this business, it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision. Management continues to review the frequency, severity, and loss and LAE ratios implied by the indications from the standard tests while considering the uncertainties of future costs in determining the appropriate reserve level.

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

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2011, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2011, we experienced favorable development of $2.7 million (0.5% of total net reserves) from claims incurred prior to 2011. In 2010, we experienced favorable development of $9.6 million (1.6% of total net reserves) from claims incurred prior to 2010. In 2009, we experienced favorable development of $1.3 million (0.5% of total net reserves) from claims incurred prior to 2009. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

	At December 31, 2011
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)
Commercial auto liability	$137,083	$230,477	$65,780	$433,340
Workers’ compensation	93,640	138,633	29,550	261,823
General liability	10,059	24,534	6,405	40,998
Auto physical damage	9,640	10,069	2,907	22,616
Private passenger	4,014	1,962	1,549	7,525
Inland marine	1,609	5,146	622	7,377
Commercial multiple peril	306	1,062	233	1,601
Other lines	131	1,002	163	1,296

	$256,482	$412,885	$107,209	$776,576

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

Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 to our consolidated financial statements — “Investments.”

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2011, we recorded other-than-temporary impairment charges of $2.1 million in earnings primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and amount of time the security had been in an unrealized loss position. The remaining other-than-temporary impairments are due to a $0.2 million charge on common stock securities that are likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million charge in earnings on one mortgage-backed security for which full principal repayment is no longer expected. The charge on the mortgage-backed security consisted of both a credit and a non-credit other-than-temporary impairment. During the year ended December 31, 2010, we recorded credit loss other-than-temporary impairment charges of $0.3 million primarily due to a $0.2 million charge on one corporate bond where management is uncertain of ultimate recovery and as a result the entire impairment was recorded as a credit loss, as well as a $0.1 million charge recorded on one mortgage-backed security, for which a previous impairment charge had been recorded in 2009. During the year ended December 31, 2009, we recorded $7.0 million in total losses on securities with impairment charges, which consisted of $3.9 million in credit other-than-temporary impairments recognized in earnings and $3.1 million of non-credit impairments recognized in other comprehensive income. The other-than-temporary charges primarily consist of four residential mortgage-backed securities with total impairment charges of $5.0 million, consisting of $1.9 million in credit impairments recognized in earnings and $3.1 million in non-credit impairments. The impairment on these mortgage-backed securities was recorded as the full principal is not expected to be collected and these securities were written down to the present value of the expected cash flows. In addition, we recorded $1.8 million in other-than-temporary impairment on three corporate notes that had experienced credit issues that, in our estimation, made recovery of the cost of our investments unlikely. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

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

During 2011, the financial markets remained relatively stable and interest rates remained at low levels, thereby increasing the value of many of our fixed maturity investments. As a result of these effects, we had a pre-tax unrealized gain of $26.3 million in our fixed maturities portfolio at December 31, 2011 compared with a pre-tax unrealized gain of $6.4 million at December 31, 2010. Our equity securities had a pre-tax unrealized gain of $0.8 million at December 31, 2011 compared to a pre-tax unrealized gain of $3.3 million at December 31, 2010.

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

	December 31, 2011		December 31, 2010
	Principal Cash Flows	Rate	Principal Cash Flows	Rate
	(Dollars in thousands)
Subsequent calendar year	$108,012	4.3%	$187,781	4.1%
2nd Subsequent calendar year	91,996	4.4%	81,595	4.4%
3rd Subsequent calendar year	96,303	4.3%	81,024	4.4%
4th Subsequent calendar year	95,110	4.3%	109,701	4.3%
5th Subsequent calendar year	100,057	4.2%	104,168	4.2%
Thereafter	416,853	4.6%	307,701	4.8%

Total	$908,331	4.4%	$871,970	4.4%

Fair Value	$937,619		$907,642

Equity Risk.    Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2011, approximately 3.2% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page
Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	57
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets:	60
December 31, 2011 and 2010
Consolidated Statements of Income:	61
Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders’ Equity:	62
Years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows:	63
Years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements	64

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2011.

The independent registered public accounting firm of Ernst & Young LLP, as auditors of the Company’s consolidated financial statements, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

/s/ David W. Michelson	/s/ Julie A. McGraw
David W. Michelson	Julie A. McGraw
President and Chief Executive Officer	Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

National Interstate Corporation and subsidiaries

We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of National Interstate Corporation and subsidiaries and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Cleveland, Ohio

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

National Interstate Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Cleveland, Ohio

March 8, 2012

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $911,363 and $901,276, respectively)	$937,619	$907,642
Equity securities available-for-sale, at fair value (amortized cost - $30,987 and $13,424, respectively)	31,750	16,675
Other invested assets	28,061	13,833

Total investments	997,430	938,150
Cash and cash equivalents	23,674	27,054
Accrued investment income	9,160	8,650
Premiums receivable, net of allowance for doubtful accounts of $2,662 and $1,915, respectively	171,518	162,906
Reinsurance recoverable on paid and unpaid losses	199,081	208,590
Prepaid reinsurance premiums	33,225	35,065
Deferred policy acquisition costs	27,205	23,488
Deferred federal income taxes	25,330	27,333
Property and equipment, net	24,419	24,469
Funds held by reinsurer	3,427	3,788
Intangible assets, net	8,660	8,972
Amounts refundable on purchase price of Vanliner	-	14,256
Prepaid expenses and other assets	1,940	5,884

Total assets	$1,525,069	$1,488,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$776,576	$798,645
Unearned premiums and service fees	232,548	221,903
Debt	22,000	20,000
Amounts withheld or retained for accounts of others	62,531	58,691
Reinsurance balances payable	23,593	16,180
Accounts payable and other liabilities	41,640	49,605
Commissions payable	10,785	9,295
Assessments and fees payable	4,806	4,708

Total liabilities	1,174,479	1,179,027
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	-	-
Common shares - $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,952 and 3,993 shares, respectively, in treasury	234	234
Additional paid-in capital	51,295	50,273
Retained earnings	287,094	258,473
Accumulated other comprehensive income	17,561	6,251
Treasury shares	(5,594)	(5,653)

Total shareholders’ equity	350,590	309,578

Total liabilities and shareholders’ equity	$1,525,069	$1,488,605

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Premiums earned	$429,946	$358,371	$279,079
Net investment income	30,554	23,298	19,324
Net realized gains on investments (*)	4,477	4,324	2,561
Gain on bargain purchase	-	7,453	-
Other	3,541	3,680	3,488

Total revenues	468,518	397,126	304,452
Expenses:
Losses and loss adjustment expenses	308,357	256,408	169,755
Commissions and other underwriting expenses	87,737	67,639	57,245
Other operating and general expenses	17,432	17,197	13,076
Expense on amounts withheld	3,910	3,450	3,535
Interest expense	298	294	717

Total expenses	417,734	344,988	244,328

Income before income taxes	50,784	52,138	60,124
Provision for income taxes	15,156	12,629	13,675

Net income	$35,628	$39,509	$46,449

Net income per share – basic	$1.84	$2.04	$2.41

Net income per share – diluted	$1.83	$2.03	$2.40

Weighted average of common shares outstanding - basic	19,371	19,343	19,301

Weighted average of common shares outstanding - diluted	19,491	19,452	19,366

Cash dividends per common share	$0.36	$0.32	$0.28

(*) Consists of the following:

Net realized gains before impairment losses	$6,532	$4,666	$6,448

Total losses on securities with impairment charges	(2,811)	(197)	(6,955)
Non-credit portion recognized in other comprehensive income	756	(145)	3,068

Net impairment charges recognized in earnings	(2,055)	(342)	(3,887)

Net realized gains on investments	$4,477	$4,324	$2,561

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands)
Balance at January 1, 2009	$234	$48,004	$184,187	$(10,613)	$(5,738)	$216,074
Net income			46,449			46,449
Unrealized appreciation of investment securities, net of tax of $6.9 million				12,966		12,966

Comprehensive income						59,415
Dividends on common stock			(5,441)			(5,441)
Issuance of 6,517 treasury shares from restricted stock issued, net of forfeitures		(49)			9	(40)
Stock compensation expense		1,309				1,309

Balance at December 31, 2009	234	49,264	225,195	2,353	(5,729)	271,317
Net income			39,509			39,509
Unrealized appreciation of investment securities, net of tax of $2.1 million				3,898		3,898

Comprehensive income						43,407
Dividends on common stock			(6,231)			(6,231)
Issuance of 54,801 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		421			76	497
Net tax effect from exercise/vesting of stock-based compensation		31				31
Stock compensation expense		557				557

Balance at December 31, 2010	234	50,273	258,473	6,251	(5,653)	309,578
Net income			35,628			35,628
Unrealized appreciation of investment securities, net of tax of $6.1 million				11,310		11,310

Comprehensive income						46,938
Dividends on common stock			(7,007)			(7,007)
Issuance of 41,817 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		155			59	214
Net tax effect from exercise/vesting of stock-based compensation		154				154
Stock compensation expense		713				713

Balance at December 31, 2011	$234	$51,295	$287,094	$17,561	$(5,594)	$350,590

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating activities
Net income	$35,628	$39,509	$46,449
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	9,540	6,254	2,713
Provision for depreciation and amortization	3,971	2,954	1,841
Net realized gains on investment securities	(4,477)	(4,324)	(2,561)
Gain on bargain purchase	-	(7,453)	—
Deferred federal income taxes	(4,087)	(11,712)	(6,727)
Stock compensation expense	713	557	1,309
(Increase) decrease in deferred policy acquisition costs, net	(3,717)	(5,655)	1,412
(Decrease) increase in reserves for losses and loss adjustment expenses	(22,069)	28,655	17,259
(Increase) decrease in premiums receivable	(8,612)	2,152	(3,069)
Increase (decrease) in unearned premiums and service fees	10,645	(722)	(7,089)
Decrease in interest receivable and other assets	3,795	11,688	418
Decrease (increase) in prepaid reinsurance premiums	1,840	(2,904)	3,241
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(6,377)	8,963	(7,919)
Increase in amounts withheld or retained for accounts of others	3,840	1,798	3,002
Decrease in reinsurance recoverable	9,509	12,447	842
Increase (decrease) in reinsurance balances payable	7,413	(2,299)	273
Other	(66)	(105)	(45)

Net cash provided by operating activities	37,489	79,803	51,349

Investing activities
Purchases of fixed maturities	(426,856)	(534,348)	(401,140)
Purchases of equity securities	(27,141)	(285)	(4,772)
Proceeds from sale of fixed maturities	143,944	95,488	67,558
Proceeds from sale of equity securities	9,595	855	11,653
Proceeds from maturities and redemptions of investments	268,516	403,379	271,664
Change in other investments, net	(15,000)	250	250
Collection of amounts refundable on purchase of price of Vanliner	14,256	—	—
Acquisition of subsidiary, net of cash and cash equivalents acquired	—	(33,438)	—
Capital expenditures	(3,544)	(2,536)	(3,137)

Net cash used in investing activities	(36,230)	(70,635)	(57,924)

Financing activities
Decrease in securities lending collateral	—	—	49,314
Decrease in securities lending obligation	—	—	(95,828)
Additional debt borrowings	2,000	31,500	—
Reductions of debt	—	(26,500)	—
Net tax effect from exercise/vesting of stock-based compensation	154	31	—
Issuance of common shares from treasury upon exercise of stock options or stock award grants	214	497	(40)
Cash dividends paid on common shares	(7,007)	(6,231)	(5,441)

Net cash used in financing activities	(4,639)	(703)	(51,995)

Net (decrease) increase in cash and cash equivalents	(3,380)	8,465	(58,570)
Cash and cash equivalents at beginning of year	27,054	18,589	77,159

Cash and cash equivalents at end of year	$23,674	$27,054	$18,589

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background, Basis of Presentation and Principles of Consolidation

National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.

The Company is a 52.4% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc.

The Company has five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 26 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the Company’s alternative risk transfer (“ART”) component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its five active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 14.6% of the Company’s premiums are written in the state of California, and an additional 40.7%, collectively, in the states of Texas, New York, Florida, Pennsylvania, North Carolina, New Jersey, Massachusetts and Missouri.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (NIIC, VIC, NIIC-HI, HIL, TCC, Hudson Management Group, Ltd., Vanliner Group, Inc. (“Vanliner”), Vanliner Reinsurance Limited, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Safety, Claims and Litigation Services, Inc., Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC) since their formation or acquisition. Significant intercompany transactions have been eliminated.

For each program in the Company’s alternative risk transfer business, a portion of the risk and premium is ceded to a captive reinsurer that is either “rented” or owned by the program participants (the insureds). HIL, our consolidated subsidiary, is “rented” to program participants to facilitate the transfer of risk to the participants and the respective program’s results are recorded solely in HIL’s financial statements. Captive reinsurance facilities owned and managed directly by the member-owned program participants are not consolidated since they are not variable interest entities.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Significant Accounting Policies

Business Combinations

The Company accounted for the acquisition of Vanliner in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional discussion regarding the acquisition and the related financial disclosures. The Consolidated Financial Statements as of and for the years ended December 31, 2011 and 2010, respectively, and the Notes to Consolidated Financial Statements reflect the consolidated results of the Company and Vanliner commencing on July 1, 2010.

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

Investments

The Company classifies its fixed maturity and equity securities as available for sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The Company accounts for its other invested assets, which are limited partnership investments, under the equity method with changes in value reported as a component of net realized gains or losses on investments.

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

In accordance with current accounting guidance for other-than-temporary impairments, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairment into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 5 – “Investments.”

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs, principally commissions, premium taxes and assessments, directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2011, 2010 and 2009 were $78.6 million, $58.9 million and $49.1 million, respectively. There were no premium deficiencies for the years ended December 31, 2011, 2010 or 2009.

As discussed below under “Recent Accounting Pronouncements,” the Company’s current accounting for DPAC will change effective January 1, 2012 and amounts included herein will be adjusted retrospectively.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment, 20 to 40 years for buildings and improvements and five to seven years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. In conjunction with the acquisition of Vanliner, the Company acquired $3.0 million of information technology assets from the seller, which are being depreciated over their estimated three-year useful lives. The Company recorded depreciation expense of $3.9 million, $2.9 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Intangible Assets

The Company allocated a portion of the purchase price of Vanliner to the intangible assets acquired based on their fair value as required by ASC 805. These intangible assets consist of acquired insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset and amortization expense during 2011 and 2010 relating to this intangible asset was $0.3 million and $0.1 million, respectively. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional discussion regarding these intangible assets. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite lived intangible assets are subject to annual impairment testing, which was performed during the fourth quarter of 2011. Based upon this review, no impairment losses were recognized in 2011.

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

Stock-Based Compensation

The Company grants stock options to officers under its Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 8 – “Shareholders’ Equity and Stock-Based Compensation.” The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.

Recent Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-26, Financial Services - Insurance (“ASU 2010-26”). ASU 2010-26 amends ASC 944, Financial Services - Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract. ASU 2010-26 is effective for interim and annual reporting periods beginning after December 15, 2011, with retrospective application permitted, but not required. The Company will adopt ASU 2010-26 on January 1, 2012 with retrospective application. This guidance will result in fewer acquisition costs being capitalized by the Company and the cumulative effect through December 31, 2011 will result in a reduction of the Company’s deferred policy acquisition costs, deferred federal income taxes and shareholders’ equity, after tax by, $2.6 million, $0.9 million and $1.7 million, respectively. The retrospective application will have virtually no impact to the Company’s earnings per share for the past five years when measured on a year-to-date basis.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. ASU 2011-05 requires that all non-owner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The Company intends to present other comprehensive income in a separate statement. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011, with retrospective application required. The Company will adopt ASU 2011-05 on January 1, 2012. The updated guidance only requires a change in the format of information already disclosed; the adoption will not impact the Company’s cash flows, financial condition, net income or comprehensive income.

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

The acquisition was accounted for in accordance with ASC 805. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price was allocated based on the fair value of assets acquired, liabilities assumed and additional consideration expected to be paid. The fair values disclosed herein were determined based on management’s best estimates and the finalization of certain valuation analyses during the fourth quarter of 2010. Provisional fair values were recorded in the Company’s interim consolidated financial statements and notes thereto for the three and nine month periods ending September 30, 2010 as reported on Form 10-Q, as these certain valuation analyses were ongoing as of the date of that filing. In accordance with ASC 805, management deemed the fair value measurement period to be closed as of December 31, 2010, as all information necessary to identify and measure the fair value of all aspects of the business combination had been made available to and obtained by the Company.

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

The following table presents the fair value allocation of the assets acquired and liabilities assumed relating to the acquisition of Vanliner under the fair value hierarchy level as of July 1, 2010:

	00000000	00000000	00000000	00000000
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Investments	$—	$303,033	$—	$303,033
Cash and cash equivalents	94,621	—	—	94,621
Accrued investment income	—	3,589	—	3,589
Premiums receivable, net of allowance for doubtful accounts	—	—	66,183	66,183
Reinsurance recoverable on paid and unpaid losses	—	—	71,088	71,088
Prepaid reinsurance premiums	—	—	6,998	6,998
Property and equipment	—	—	2,950	2,950
Intangible assets	—	—	9,061	9,061
Other assets	—	—	17,819	17,819

Total assets	$94,621	$306,622	$174,099	$575,342

Liabilities:
Unpaid loss and loss adjustment expenses	$—	$—	$352,730	$352,730
Unearned premiums	—	—	73,116	73,116
Payable to reinsurers	—	—	7,939	7,939
Deferred federal income taxes	—	—	458	458
Other liabilities	—	—	16,907	16,907

Total liabilities	$—	$—	$451,150	$451,150

Net assets acquired				$124,192
Final purchase price				116,739

Gain on bargain purchase				$7,453

The gain on bargain purchase of $7.5 million shown in the table above was recognized as a separate component of revenues in the Company’s Consolidated Statements of Income for the year ended December 31, 2010. Because the purchase price of the acquisition was based on Vanliner’s tangible book value at June 30, 2010 and as certain financial guarantees were included in the agreement, the Company anticipated no goodwill would be recognized after recording the fair value of Vanliner’s assets acquired and liabilities assumed. Accordingly, the fair value of net assets acquired was in excess of the total purchase consideration which resulted in the gain on bargain purchase, primarily due to the Company recognizing intangible assets under purchase accounting, adjustments to decrease the fair value of the acquired loss and allocated loss adjustment expense reserves based on management’s best estimate of Vanliner’s reserves as of the acquisition date, as well as recording management’s best estimate of the contingent consideration due from UniGroup at the time of acquisition associated with the balance sheet guaranty. The gain on bargain purchase was not impacted by the

338(h)(10) election, as the $8.4 million compensation from UniGroup reduced both the purchase price and fair value of net assets acquired by $8.4 million. All changes during the fair value measurement period related to the provisional $0.6 million gain on bargain purchase previously reported in the Company’s September 30, 2010 Form 10-Q, were required to be retrospectively adjusted as of the acquisition date under purchase accounting. Accordingly, the entire $7.5 million gain on bargain purchase is reflected in operating results for the third quarter of 2010 as disclosed in the Company’s Quarterly Operating Results footnote. The Company took certain actions and incurred certain costs associated with the transaction, totaling approximately $1.0 million which are reflected in “Other operating and general expenses” in the Company’s Consolidated Statements of Income for the year ended December 31, 2010.

Significant Factors Affecting Acquisition Date Fair Values

Intangibles

The fair value of intangible assets represents acquired insurance licenses of $7.7 million and an acquired relationship asset of $1.4 million, relating to renewal rights, trade names, customer relationships and a distribution network related to UniGroup’s affiliated moving and storage agents that use Vanliner for their commercial insurance needs. The fair value of the licenses was based upon a market approach methodology using available market data, and the fair value of the relationship asset was based upon an income approach methodology utilizing certain cash flow projections. The intangible asset relating to insurance licenses has an indefinite life and the intangible asset relating to the acquired relationship asset has a useful life of five years. The Company recorded amortization expense relating to the relationship asset of $0.3 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively. Critical inputs into the valuation model of the relationship asset included assumptions on expected premium, operating margins, capital requirements and historical returns on equity of peer insurance companies.

Loss and Loss Adjustment Expense (“LAE”) Reserves Acquired

The valuation of loss and LAE reserves acquired was determined using actuarial cash flow models and payment assumptions rather than an observable market price since a liquid market for such underwriting liabilities does not exist. The valuation model used an estimate of future cash flows related to liabilities for losses and LAE that a market participant would expect to incur as of the date of the acquisition. These future cash flows were adjusted for the time value of money at a risk free rate and a risk margin to compensate an acquiror for bearing the risk associated with the liabilities that exist outside of the financial guarantees from UniGroup. As a result of these analyses, a fair value adjustment of $6.1 million was made to loss and LAE reserves, of which $1.2 million will be amortized over the expected loss and LAE payout pattern and reflected as a component of loss and LAE. The Company amortized $0.4 million and $0.2 million for the twelve months ended December 31, 2011 and 2010, respectively.

Non-financial Assets and Liabilities

Receivables, other assets and liabilities were valued at fair value which approximated carrying value.

Vanliner’s Contribution to the Company’s Revenues and Net Income

The following selected financial information summarizes Vanliner’s results of from the acquisition date through December 31, 2010 that have been included within the Company’s Consolidated Statements of Income (in thousands):

From Acquisition Date to December 31, 2010
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

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Pro forma revenues	$469,706	$466,155
Pro forma net income	38,826	67,376
Pro forma net income per share – basic	2.01	3.49
Pro forma net income per share – diluted	2.00	3.48

4. Fair Value Measurements

The Company must determine the appropriate level in the fair value hierarchy for each applicable measurement. The fair value hierarchy prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels. It gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The level in the fair value hierarchy within which a fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s management is responsible for the valuation process and uses data from outside sources (including nationally recognized pricing services and broker/dealers) in establishing fair value.

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including, delinquency rates, estimated defaults and losses, and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals compared the valuation received to an independent third party pricing source and considered widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments, and perpetual preferred stocks that are not actively traded. Included in Level 2 are $5.2 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, for which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,637	$101,370	$-	$104,007
Foreign government obligations	-	5,723	-	5,723
State and local government obligations	-	338,675	1,572	340,247
Residential mortgage-backed securities	-	225,026	-	225,026
Commercial mortgage-backed securities	-	23,484	-	23,484
Corporate obligations	-	222,263	7,256	229,519
Redeemable preferred stocks	8,983	158	472	9,613

Total fixed maturities	11,620	916,699	9,300	937,619
Equity securities:
Common stocks	30,323	-	-	30,323
Perpetual preferred stocks	955	76	396	1,427

Total equity securities	31,278	76	396	31,750

Total investments	42,898	916,775	9,696	969,369
Cash and cash equivalents	23,674	-	-	23,674

Total investments and cash and cash equivalents at fair value	$66,572	$916,775	$9,696	$993,043

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,469	$182,388	$-	$184,857
Foreign government obligations	-	5,676	-	5,676
State and local government obligations	-	266,023	3,992	270,015
Residential mortgage-backed securities	-	196,738	-	196,738
Commercial mortgage-backed securities	-	5,570	-	5,570
Corporate obligations	-	230,354	2,290	232,644
Redeemable preferred stocks	9,238	475	2,429	12,142

Total fixed maturities	11,707	887,224	8,711	907,642
Equity securities:
Common stocks	15,275	37	-	15,312
Perpetual preferred stocks	840	127	396	1,363

Total equity securities	16,115	164	396	16,675

Total investments	27,822	887,388	9,107	924,317
Cash and cash equivalents	27,054	-	-	27,054

Total investments and cash and cash equivalents at fair value	$54,876	$887,388	$9,107	$951,371

The tables above exclude investments in limited partnerships accounted for under the equity method of $28.1 million and $13.8 million (included in “other invested assets”) at December 31, 2011 and December 31, 2010, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2011 or 2010. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2011:

	Year Ended December 31, 2011
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	-	-	-	-
Included in other comprehensive income	430	(108)	43	-
Purchases and issuances	-	5,350	-	-
Sales, settlements and redemptions	(2,850)	(276)	(2,000)	-
Transfers in and/or (out) of Level 3	-	-	-	-

Ending balance at December 31, 2011	$1,572	$7,256	$472	$396

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$-	$-	$-	$-

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010:

	Year Ended December 31, 2010
	State and Local Government Obligations	Corporate Obligations	Residential Mortgage- Backed Securities	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2010	$ 6,369	$ 5,842	$ 2,384	$ 2,353	$ 396
Total gains or (losses):
Included in earnings	-	(187)	-	-	-
Included in other comprehensive income	623	205	1,433	76	-
Purchases and issuances	-	-	-	-	-
Sales, settlements and redemptions	(3,000)	(3,570)	(899)	-	-
Transfers in and/or (out) of Level 3(a)	-	-	(2,918)	-	-

Ending balance at December 31, 2010	$ 3,992	$ 2,290	$ -	$ 2,429	$ 396

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$ -	$ (187)	$ -	$ -	$ -

(a)	Transfers out of Level 3 relate to two residential mortgage-backed securities that have inputs, including quotes, which were consistently observed in an active market during 2010.

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2009:

	Year Ended December 31, 2009
	State and Local Government Obligations	Corporate Obligations	Residential Mortgage- backed securities	Redeemable Preferred Stock	Perpetual Preferred Stock	Securities Lending Collateral
	(Dollars in thousands)
Beginning balance at January 1, 2009	$6,118	$4,295	$-	$2,406	$3,265	$5,046
Total gains or (losses):
Included in earnings	-	65	(1,781)	-	(170)	(421)
Included in other comprehensive income	251	(18)	2,074	(53)	1,551	546
Purchases and issuances .	-	-	-	-	56	-
Sales, settlements and redemptions	-	(640)	(453)	-	(4,306)	(487)
Transfers in and/or (out) of Level 3(a)	-	2,140	2,544	-	-	(4,684)

Ending balance at December 31, 2009	$6,369	$5,842	$2,384	$2,353	$396	$-

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$-	$65	$(1,781)	$-	$(170)	$(421)

(a)	Transfers in and/or (out) of Level 3 relate to the termination of the securities lending program and moving longer-term assets into the investment portfolio during year ended December 31, 2009.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$ 97,445	$ 6,566	$ (4)	$ 104,007
Foreign government obligations	5,664	65	(6)	5,723
State and local government obligations	327,459	13,272	(484)	340,247
Residential mortgage-backed securities	223,960	4,815	(3,749)	225,026
Commercial mortgage-backed securities	23,104	464	(84)	23,484
Corporate obligations	223,563	7,774	(1,818)	229,519
Redeemable preferred stocks	10,168	182	(737)	9,613

Total fixed maturities	911,363	33,138	(6,882)	937,619
Equity securities:
Common stocks	29,678	1,765	(1,120)	30,323
Perpetual preferred stocks	1,309	142	(24)	1,427

Total equity securities	30,987	1,907	(1,144)	31,750

Total investments	$ 942,350	$ 35,045	$ (8,026)	$ 969,369

December 31, 2010:
Fixed Maturities:
U.S. Government and government agency obligations	$ 183,370	$ 2,463	$ (976)	$ 184,857
Foreign government obligations	5,741	-	(65)	5,676
State and local government obligations	267,966	4,611	(2,562)	270,015
Residential mortgage-backed securities	196,644	3,126	(3,032)	196,738
Commercial mortgage-backed securities	5,798	-	(228)	5,570
Corporate obligations	229,330	4,400	(1,086)	232,644
Redeemable preferred stocks	12,427	126	(411)	12,142

Total fixed maturities	901,276	14,726	(8,360)	907,642
Equity securities:
Common stocks	12,115	3,197	-	15,312
Perpetual preferred stocks	1,309	88	(34)	1,363

Total equity securities	13,424	3,285	(34)	16,675

Total investments	$ 914,700	$ 18,011	$ (8,394)	$ 924,317

The table above excludes investments in limited partnerships accounted for under the equity method of $28.1 million and $13.8 million (included in “other invested assets”) at December 31, 2011 and December 31, 2010, respectively. As such, these investments are not reported at fair value.

The amortized cost and fair value of fixed maturities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.7 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$ 18,131	$ 18,535
Due after one year through five years	176,599	183,405
Due after five years through ten years	321,545	336,679
Due after ten years	148,024	150,490

	664,299	689,109
Mortgage-backed securities	247,064	248,510

Total	$ 911,363	$ 937,619

Gains and losses on the sale of these investments, including other-than-temporary impairment charges and other investments’ gain or losses, were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Fixed maturity gains	$ 5,475	$ 3,596	$ 2,870
Fixed maturity losses	(244)	(402)	(3,803)
Equity security gains	1,994	30	1,190
Equity security losses	(1,976)	(11)	(1,453)
Other investments, net (losses) gains	(772)	1,111	4,180
Securities lending fixed maturity losses	-	-	(423)

Net realized gains on investments	$ 4,477	$ 4,324	$ 2,561

Pre-tax net realized gains of $4.5 million during 2011 were primarily generated from net realized gains associated with the sales of securities of $7.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were net losses associated with equity partnership investments of $0.8 million and other-than-temporary impairment charges of $2.1 million. The other-than-temporary impairment charges of $2.1 million are primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and the extent to which the security had been in an unrealized loss position. The remaining OTTI is due to $0.2 million charges on common stock securities that are likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million credit impairment charge on one mortgage-backed security for which full principal prepayment is no longer expected.

Pre-tax net realized gains of $4.3 million during 2010 were primarily generated from net realized gains associated with the sales of securities of $3.6 million and net gains associated with an equity partnership investment of $1.6 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and include gains from sales to generate funds for the Vanliner acquisition. Offsetting these gains were other-than-temporary impairment charges of $0.3 million and realized losses of $0.1 million from the sales of fixed maturity securities. The other-than-temporary impairment charges of $0.3 million are primarily due to a $0.2 million charge on one corporate bond that had a decrease in market value below book value and, due to the uncertainty of ultimate recovery, the entire impairment was recorded as a credit loss and a $0.1 million charge that was recorded on a mortgage-backed security, for which a previous impairment charge had been recorded.

Pre-tax net realized gains on investments of $2.6 million during 2009 were primarily generated from net gains on an equity partnership of $4.2 million, realized gains from the sales of equity securities of $1.1 million and realized gains from the sales or calls of fixed maturity securities of $2.9 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value and the Company sold these securities to realize gains. These gains were offset by realized losses of $0.5 million from the sales of fixed maturity securities and $1.2 million on equity securities, primarily from a $1.0 million realized loss on the conversion of a perpetual preferred stock to common stock on a financial institution holding. Gross gains were also offset by other-than-temporary impairment charges of $3.7 million on fixed maturity securities, including securities lending, and $0.2 million on equity securities. The other-than-temporary impairment charge on fixed maturities primarily consists of $1.8 million on three corporate notes that experienced credit issues that, in the Company’s estimation, made full recovery of the cost of these investments unlikely and credit only impairments of $1.9 million on four mortgage-backed securities. The mortgage-backed securities were written down to the present value of the expected cash flows and a non-credit charge of $3.1 million relating to these mortgage-backed securities is included in other comprehensive income for the year ended December 31, 2009.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
December 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$959	$(4)	99.6%	2	$-	$-	0.0%	-
Foreign government obligations	1,029	(6)	99.4%	1	-	-	0.0%	-
State and local government obligations	16,356	(28)	99.8%	6	3,633	(456)	88.8%	4
Residential mortgage-backed securities	54,588	(1,021)	98.2%	21	12,038	(2,728)	81.5%	8
Commercial mortgage-backed securities	5,040	(17)	99.7%	2	2,461	(67)	97.3%	1
Corporate obligations	48,786	(1,677)	96.7%	95	1,966	(141)	93.3%	2
Redeemable preferred stocks	426	(50)	89.5%	2	2,693	(687)	79.7%	6

Total fixed maturities	127,184	(2,803)	97.8%	129	22,791	(4,079)	84.8%	21
Equity securities:
Common stocks	13,198	(1,120)	92.2%	39	-	-	0.0%	-
Perpetual preferred stocks	600	(24)	96.2%	3	-	-	0.0%	-

Total equity securities	13,798	(1,144)	92.3%	42	-	-	0.0%	-

Total fixed maturities and equity securities	$140,982	$(3,947)	97.3%	171	$22,791	$(4,079)	84.8%	21

December 31, 2010:
Fixed maturities:
U.S. Government and government agency obligations	$76,781	$(976)	98.7%	35	$-	$-	-	-
Foreign government obligations	5,676	(65)	98.9%	3	-	-	-	-
State and local government obligations	124,938	(1,599)	98.7%	108	5,194	(963)	84.4%	4
Residential mortgage-backed securities	78,332	(1,056)	98.7%	25	7,317	(1,976)	78.7%	5
Commercial mortgage-backed securities	2,034	(48)	97.7%	1	3,536	(180)	95.2%	1
Corporate obligations	62,158	(652)	99.0%	61	6,311	(434)	93.6%	7
Redeemable preferred stocks	3,326	(266)	92.6%	8	3,691	(145)	96.2%	5

Total fixed maturities	353,245	(4,662)	98.7%	241	26,049	(3,698)	87.6%	22
Equity securities:
Perpetual preferred stocks	605	(34)	94.7%	4	-	-	-	-

Total equity securities	605	(34)	94.7%	4	-	-	-	-

Total fixed maturities and equity securities	$353,850	$(4,696)	98.7%	245	$26,049	$(3,698)	87.6%	22

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.4 million at December 31, 2010 to $8.0 million at December 31, 2011. The improvement in gross unrealized losses was driven by a decrease in market yields and a general tightening of credit spreads from December 31, 2010. The $8.0 million in gross unrealized losses at December 31, 2011 was primarily on fixed maturity holdings in residential mortgage-backed securities and corporate obligations, and to a lesser extent, state and local government obligations and redeemable preferred stocks. The gross unrealized losses on common stocks of $1.1 million were on 39 securities that have been in an unrealized loss position for twelve months or less. The gross unrealized losses on perpetual preferred stocks are minimal and the gross unrealized losses on both common and perpetual preferred stocks are considered to be temporary. The Company treats its investment grade perpetual preferred stocks similar to a debt security for assessing other-than-temporary impairments. The Company analyzes its perpetual preferred stocks by examining credit ratings, contractual payments on these specific issues and other issues of the issuer, company specific data of the issuer and the outlook for industry sectors to ensure that it is appropriate to treat these securities similar to debt securities. Investment grade securities (as determined by nationally recognized rating agencies) represented 70.3% of all fixed maturity securities with unrealized losses as well as 100% of perpetual preferred stocks with unrealized losses.

At December 31, 2011, gross unrealized losses on residential mortgage-backed securities were $3.7 million and represented 54.5% of the total gross unrealized losses on fixed maturities. There were 21 holdings with gross unrealized losses of $1.0 million that were in an unrealized loss position for less than 12 months and eight securities with gross unrealized losses of $2.7 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $2.6 million at December 31, 2011. Investment grade securities represented 66.3% of all residential mortgage-backed securities with unrealized losses. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At December 31, 2011, the corporate obligations, with gross unrealized losses of $1.8 million, had of 95 holdings that were in an unrealized loss position of $1.7 million for less than 12 months and two holdings with gross unrealized losses of $0.1 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 63.1% of all corporate obligations with unrealized losses. The state and local government obligations, with gross unrealized losses of $0.5 million, had four holdings that were in an unrealized loss position of $0.5 million for more than 12 months. Investment grade securities represented 79.8% of all state and local government obligations with unrealized losses greater than 12 months. At December 31, 2011, the redeemable preferred stocks had gross unrealized losses of $0.1 million on two securities with an unrealized loss position for less than 12 months and gross unrealized losses of $0.7 million on six securities that were in an unrealized loss position for more than 12 months.

Management concluded that no additional charges for other-than-temporary impairment were required on investments based on several factors, including the Company’s ability and current intent to hold these securities for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$2,017	$1,910
Additional credit impairments on:
Previously impaired securities	—	144
Securities without prior impairments	241	—
Reductions	—	(37)

Ending balance	$2,258	$2,017

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Investment income:
Fixed maturities	$30,446	$23,250	$18,730
Equity securities	694	346	627
Short-term investments and cash equivalents	6	38	85

Total investment income	31,146	23,634	19,442
Investment expense	(592)	(336)	(118)

Net investment income	$30,554	$23,298	$19,324

At December 31, 2011 and 2010, the carrying value of all deposits with state insurance departments was $79.0 million and $70.7 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

6.  Debt

At December 31, 2011 and December 31, 2010, debt outstanding was $22.0 million and $20.0 million, respectively.

The Company has a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $75.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on the Company’s A.M. Best insurance group rating, or 0.65% at December 31, 2011. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.090% to 0.175%, or 0.125% at December 31, 2011.

The Company expects to successfully procure a new line of credit during 2012 to replace the current Credit Agreement prior to its expiration, although potentially at a higher cost. Due to the favorable terms of the Credit Agreement relative to those currently available in the commercial lending marketplace, the Company does not anticipate executing a new credit facility until the latter half of 2012.

During the year ended December 31, 2011, the Company drew $2.0 million from this credit facility to help fund short term operating cash needs. As of December 31, 2011, the interest rate under this Credit Agreement is equal to the six-month LIBOR (0.4375% at December 31, 2011) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict the Company’s ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2011, the Company was in compliance with all financial covenants.

Interest paid on debt during the years ended December 31, 2011, 2010 and 2009 was $0.2 million, $0.3 million and $0.4 million, respectively.

7.  Income Taxes

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current federal income tax provision	$16,950	$23,677	$18,729
Current state income tax provision	550	287	1,683
Deferred federal income tax benefit	(2,344)	(11,335)	(6,737)

	$15,156	$12,629	$13,675

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Federal income tax expense at statutory rate	$17,774	$18,249	$21,043
Effect of:
Tax-exempt investment income	(3,076)	(1,862)	(1,697)
Change in valuation allowance on net capital losses	—	(810)	(6,735)
Gain on bargain purchase	—	(2,609)	—
State income taxes	357	186	1,094
Other items, net	101	(525)	(30)

	$15,156	$12,629	$13,675

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$13,952	$13,103
Unpaid losses and loss adjustment expenses	18,821	18,700
Assignments and assessments	1,632	1,474
Realized losses on investments, primarily impairments	5,873	6,092
Accrued compensation	3,565	3,156
Limited partnership investments	1,167	271
Other, net	3,314	1,858

	48,324	44,654

Deferred Tax Liabilities:
Deferred policy acquisition costs	(9,522)	(8,221)
Unrealized gains on investments	(9,456)	(3,366)
Intangible assets	(3,023)	(3,122)
Other, net	(993)	(2,612)

Total deferred tax liabilities	(22,994)	(17,321)

Net deferred income tax assets	$25,330	$27,333

Federal income taxes paid, net of refunds, for 2011, 2010 and 2009 were $28.6 million, $17.0 million and $20.1 million. At December 31, 2011 and 2010, income taxes payable were $0.8 million and $8.7 million, respectively.

Management has reviewed the recoverability of the deferred tax assets and believes that it is more likely than not that the amount will be recoverable.

In 2009, the Company reassessed all of its state tax positions and recorded an additional $1.7 million in state income tax expense related to earnings in 2009 and prior years. The Company recognized state income tax expense of $0.5 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively.

The Company had no liability recorded for unrecognized tax benefits at December 31, 2011 and 2010. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2008.

8. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2011, there were 746,221 of the Company’s common shares reserved for issuance under the LTIP and options for 601,085 shares were outstanding. In March 2010, the Company granted a restricted share award and a stock bonus award under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the years ended December 31, 2011, 2010 and 2009, the Company recognized stock-based compensation expense, inclusive of options forfeited during the years, of $0.7 million, $0.6 million and $1.3 million, respectively. The 2011 expense includes $0.3 million for restricted stock awards. The 2010 expense includes $0.4 million for a stock bonus and restricted stock awards. The 2009 expense includes $0.5 million for restricted stock awards. Related income tax benefits were approximately $0.2 million for both the years ended December 31, 2011 and 2010 and $0.3 million for 2009. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2011
	Total Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term
Options outstanding, beginning of year	561,550	$18.39	$6.70
Forfeited	(10,000)	0.94	0.45
Exercised	(30,465)	10.65	5.10
Granted	80,000	21.56	6.40

Options outstanding, end of year	601,085	$19.50	$6.85	5.2 years

Options exercisable, end of year	320,085	$17.56	$7.52	3.6 years

	Year Ended December 31, 2011
	Total Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested share, beginning of year	88,500	$31.40
Granted	-	-
Vested	(14,700)	22.30
Forfeited	-	-

Nonvested share, end of year	73,800	$31.77

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified method of calculating expected term for all grants made in 2011, 2010 and 2009. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.9%	2.8%	2.6%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	32.9%	33.1%	31.9%
Dividend yield	1.7%	1.6%	1.8%
Weighted average fair value of options granted during year	$6.40	$5.54	$3.02

At December 31, 2011 and 2010, the aggregate intrinsic value of options outstanding were $3.1 million and $1.7 million, respectively. At December 31, 2009 the options outstanding had no aggregate intrinsic value. The aggregate intrinsic value of all options that were exercisable at December 31, 2011, 2010 and 2009 was $2.7 million, $1.9 million and $0.6 million, respectively. The intrinsic value of options exercised was $0.3 million for both the years ended December 31, 2011 and 2010. There were no options exercised in 2009. The total fair value of shares vested during the year ended December 31, 2011, 2010, and 2009 was $0.8 million, $1.0 million and $0.9 million, respectively.

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2011:

	Stock Option Awards	Nonvested Shares
	(Dollars in thousands)
2012	$199	$301
2013	140	292
2014	125	292
2015	83	292
2016 and thereafter	60	292

Total remaining compensation expense	$607	$1,469

9.  Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.6 million for both the years ended December 31, 2011 and 2010 and $0.4 million for the year ended December 31, 2009.

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

10.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income	$35,628	$39,509	$46,449

Weighted average shares outstanding during period	19,371	19,343	19,301
Additional shares issuable under employee common stock option plans using treasury stock method	120	109	65

Weighted average shares outstanding assuming exercise of stock options	19,491	19,452	19,366

Net income per share:
Basic	$1.84	$2.04	$2.41
Diluted	$1.83	$2.03	$2.40

For the year ended December 31, 2011, 2010 and 2009, there were 247,152, 274,315 and 498,050 respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

11.   Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2011, Great American owned 52.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Assumed premiums written	$3,716	$3,916	$3,151
Assumed premiums earned	4,013	3,427	3,850
Assumed losses and loss adjustment expense incurred	4,398	2,021	4,137
Ceded premiums written	440	2,170	3,100
Ceded premiums earned	1,168	2,447	3,199
Ceded losses and loss adjustment expense recoveries	2,150	2,889	3,109
Payable to Great American as of year end	10	150	258

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

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. In 2011, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.9 million and $0.3 million, respectively. These treaties were negotiated at arms length through an independent reinsurance broker as part of the Company’s customary reinsurance evaluation and placement process. One of the Company’s directors is the president and chief financial officer of Validus Holdings, Ltd., the parent of Validus.

12. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Direct premiums written	$516,918	$430,555	$337,972
Reinsurance assumed	9,395	8,075	6,905
Reinsurance ceded	(84,113)	(84,101)	(69,831)

Net premiums written	$442,200	$354,529	$275,046

Direct premiums earned	$505,989	$432,281	$344,451
Reinsurance assumed	9,668	7,527	7,699
Reinsurance ceded	(85,711)	(81,437)	(73,071)

Total premiums earned	$429,946	$358,371	$279,079

Reinsurance recoverable	$199,081	$208,590	$149,949

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2011, 2010 and 2009 were $57.4 million, $50.7 million and $46.3 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

13.  Unpaid Losses and LAE

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets.

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$596,136	$276,419	$262,440
Net VIC reserves acquired, at fair value	-	282,325	-

Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	311,030	266,042	171,041
Prior years	(2,673)	(9,634)	(1,286)

	308,357	256,408	169,755

Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	117,593	96,182	64,161
Prior years	182,652	122,834	91,615

	300,245	219,016	155,776

Effect on loss and LAE expenses relating to the reduction in guaranteed reserves	(9,800)	-	-

Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	594,448	596,136	276,419
Reinsurance recoverable on unpaid losses and LAE, at end of year	182,128	202,509	140,841

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$776,576	$798,645	$417,260

The foregoing reconciliation shows decreases of $2.7 million, $9.6 million and $1.3 million in the years ended December 31, 2011, 2010 and 2009, respectively, representing favorable development in claims incurred in years prior to 2011, 2010 and 2009, respectively. The favorable development in these three years resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported (“IBNR”) losses for amounts less than the case and IBNR reserves carried at the end of the prior year for most of the Company’s lines of business. In 2011, the Company also recorded favorable reserve development on the Vanliner reserves acquired in 2010. As discussed in Note 3 – “Acquisition of Vanliner Group, Inc.,” this favorable development is subject to a balance sheet guaranty. Accordingly, an offsetting charge to loss and LAE expense was recorded in the Consolidated Statement of Income to record the $9.8 million development as a payable to the guarantor. Partially offsetting the $9.8 million reduction in reserves, as well as the associated payable to the guarantor, are approximately $6 million of additional unpaid losses and LAE expenses which are included in “Provision for unpaid losses and LAE for claims net of reinsurance” in the table above. The reserves related to such loss and LAE expenses are also contractually guaranteed. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

14. Expense on Amounts Withheld

The Company invests funds in the participant loss layer for several of the alternative risk transfer programs. The Company receives investment income and incurs an equal expense on the amounts owed to alternative risk transfer participants. “Expense on amounts withheld” represents investment income that the Company remits back to alternative risk transfer participants. The related investment income is included in the Company’s “Net investment income” line on its Consolidated Statements of Income.

For the years ended December 31, 2011, 2010 and 2009 balances related to alternative risk transfer programs were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Investment income on amounts withheld related to alternative risk transfer programs	$3,910	$3,450	$3,535
Investment expense on amounts withheld related to alternative risk transfer programs	3,910	3,450	3,535
Investment balance related to alternative risk transfer programs	155,801	137,546	128,934

15.  Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, NIIC-HI and TCC were as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
NIIC statutory capital and surplus(a)	$293,614	$273,647	$238,390
NIIC statutory net income	30,969	19,858	33,158
VIC statutory capital and surplus(b)	115,935	106,336	-
VIC statutory net income(c)	22,527	12,276	-
NIIC-HI statutory capital and surplus	11,458	12,040	11,295
NIIC-HI statutory net income	655	726	899
TCC statutory capital and surplus	16,604	16,944	15,977
TCC statutory net income	1,047	932	1,115

(a)	Includes the statutory surplus of VIC for 2011 and 2010 only, as the Company’s acquisition of VIC was effective on July 1, 2010.
(b)	No statutory surplus is shown for VIC in 2009 due to the Company’s acquisition of VIC, effective on July 1, 2010.
(c)	No statutory net income is shown for VIC in 2009 due to the Company’s acquisition of VIC, effective on July 1, 2010. The 2010 statutory net income of VIC represents the income for the entire statutory annual period. The Company’s consolidated net income for 2010, on a GAAP basis, includes the earnings of VIC from the July 1, 2010. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional information.

The statutory capital and surplus of VIC, NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, VIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $31.0 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains is $18.1 million. NIIC-HI’s and TCC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.1 million and $1.7 million, respectively.

NIIC paid dividends of $10.0 million to the Company in 2011. NIIC did not pay dividends to the Company in 2010 or 2009. Also, in accordance with statutory restrictions each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2011 NIIC, VIC, NIIC-HI and TCC exceeded the minimum RBC levels.

16.  Commitments and Contingencies

The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of the Company’s LAE reserves. In addition, regulatory bodies, such as state insurance departments, the SEC, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

The Company’s subsidiaries also have lawsuits pending in which the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages, generally mirror similar lawsuits filed against other carriers in the industry. Although the Company is vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. In accordance with current accounting standards for loss contingencies and based upon information currently known to the Company, reserves are established for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated. As such, the Company has established loss and LAE reserves for lawsuits as to which the Company has determined that a loss is both probable and estimable. In addition to these case reserves, the Company also establishes reserves for claims incurred but not reported to cover unknown exposures and adverse development on known exposures. Based on currently available information, the Company believes that reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on the Company’s financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2011 and December 31, 2010, the liability for such assessments was $4.8 million and $4.7 million, respectively, and will be paid over several years as assessed by the various state funds.

17.  Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$204,559	$155,819	$141,525
Transportation	151,548	125,713	60,344
Specialty Personal Lines	53,353	57,800	56,385
Hawaii and Alaska	14,171	13,687	15,272
Other	6,315	5,352	5,553

Total premiums earned	429,946	358,371	279,079
Net investment income	30,554	23,298	19,324
Net realized gains on investments	4,477	4,324	2,561
Gain on bargain purchase	-	7,453	-
Other	3,541	3,680	3,488

Total revenues	$468,518	$397,126	$304,452

18. Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2011 and 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year Ended
	(Dollars in thousands)
2011
Revenues	$114,357	$116,430	$116,858	$120,873	$468,518
Net income	9,528	8,203	5,849	12,048	35,628
Net income per share – basic(a)	0.49	0.42	0.30	0.62	1.84
Net income per share – diluted(a)	0.49	0.42	0.30	0.62	1.83

2010 (b)
Revenues	$76,840	$76,890	$127,772	$115,624	$397,126
Net income	10,586	7,618	15,762	5,543	39,509
Net income per share – basic(a)	0.55	0.39	0.81	0.29	2.04
Net income per share – diluted(a)	0.55	0.39	0.81	0.28	2.03

(a)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(b)	Amounts shown in the table above for the 2010 third quarter, fourth quarter and full year include the results of operations for Vanliner from the July 1, 2010 date of acquisition through December 31, 2010. Additionally, the 2010 third quarter amounts shown above include the $7.5 million gain on bargain purchase of Vanliner which is non-recurring in nature. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional information.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 57 and 58 respectively, are incorporated herein by reference.

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

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Elect Four Directors,” “Management,” and “Corporate Governance, Committee Descriptions and Reports” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Table”, “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” Corporate Governance, Committee Descriptions and Reports and “2011 Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Matters to be Considered — Proposal No. 1 Elect Four Directors” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 2 Ratification of Our Independent Registered Public Accounting Firm” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

PART IV

ITEM 15

(A)	The following documents are filed as part of this report:

1. The Financial Statements as included in Part II, Item 8.

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

Schedule	Description	Page/Filing Basis
Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	93
Schedule III	Supplementary Insurance Information	96
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	97
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended through March 16, 2009*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Key Bank National Association and U.S. Bank National Association, dated as of December 19, 2007	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	(13)
101.SCH	XBRL Taxonomy Extension Schema Document	(13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(13)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(13)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(13)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(13)

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270 )
(2)	This information is contained in Notes to Consolidated Financial Statements at Note Five “Investments”
(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Reinsurance”
(4)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information”
(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008
(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007
(7)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2007
(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007
(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009
(10)	This exhibit is incorporated by reference to our Proxy statement filed March 24, 2009
(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010
(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011
(13)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” not “filed.”

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Investment in subsidiaries	$353,145	$320,187
Investments:
Fixed maturities available-for-sale, at fair value (cost of $1,000 and $1,351, respectively)	837	1,205
Equity securities available-for-sale, at fair value (cost of $21 and $21, respectively)	50	28

Total investments	887	1,233
Receivable from subsidiary	6,610	7,039
Cash and cash equivalents	11,246	24
Property and equipment, net	3,947	4,510
Other assets	3,313	3,080

Total assets	$379,148	$336,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$22,000	$20,000
Other liabilities	6,558	6,495

Total liabilities	28,558	26,495
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	-	-
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,952 and 3,993 shares, respectively, in treasury	234	234
Additional paid-in capital	51,295	50,273
Retained earnings	287,094	258,473
Accumulated other comprehensive income	17,561	6,251
Treasury shares	(5,594)	(5,653)

Total shareholders’ equity	350,590	309,578

Total liabilities and shareholders’ equity	$379,148	$336,073

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
Fees from subsidiaries	$20,000	$18,125	$14,759
Net investment income	3	100	347
Net realized gains (losses) on investments	-	187	(1,132)

Total revenues	20,003	18,412	13,974
Expenses:
General and administrative expenses	21,248	19,254	16,359
Interest expense	225	291	353

Total expenses	21,473	19,545	16,712

Loss before income tax benefit and equity in undistributed income of subsidiaries	(1,470)	(1,133)	(2,738)
Income tax benefit	(515)	(397)	(958)

Loss before equity in undistributed income of subsidiaries	(955)	(736)	(1,780)
Equity in undistributed income of subsidiaries, net of tax	36,583	40,245	48,229

Net income	$35,628	$39,509	$46,449

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net income	$35,628	$39,509	$46,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities	(33,978)	(40,625)	(47,838)

Net cash provided by (used in) operating activities	1,650	(1,116)	(1,389)

Investing activities
Distributions from subsidiaries	15,000	-	-
Purchases of investments	(4,218)	(5,885)	(1,534)
Proceeds from sale or maturities of investments	4,565	10,814	6,036
Purchase of property and equipment	(1,136)	(3,181)	(995)

Net cash provided by investing activities	14,211	1,748	3,507

Financing activities
Decrease in securities lending collateral	-	-	4,682
Decrease in securities lending obligation	-	-	(4,682)
Additional debt borrowings	2,000	31,500	-
Reductions of debt	-	(26,500)	-
Net tax effect from exercise/vesting of stock-based compensation	154	31	-
Issuance of common shares from treasury upon exercise of stock options or stock award grants	214	497	(40)
Cash dividends paid on common shares	(7,007)	(6,231)	(5,441)

Net cash used in financing activities	(4,639)	(703)	(5,481)
Net increase (decrease) in cash and cash equivalents	11,222	(71)	(3,363)
Cash and cash equivalents at beginning of year	24	95	3,458

Cash and cash equivalents at end of year	$11,246	$24	$95

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and LAE	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE	Amortiza tion of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(In thousands)
Year ended December 31, 2011	$27,205	$776,576	$232,548	$429,946	$30,554	$308,357	$78,554	$9,183	$442,200
Year ended December 31, 2010	23,488	798,645	221,903	358,371	23,298	256,408	58,871	8,768	354,529
Year ended December 31, 2009	17,833	417,260	149,509	279,079	19,324	169,755	49,113	8,132	275,046

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged/(Credited) to Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2011
Premiums in course of collection	$1,915	$1,042	$-	$295	$2,662
Year ended December 31, 2010
Premiums in course of collection	963	1,299	-	347	1,915
Year ended December 31, 2009
Premiums in course of collection	587	555	-	179	963

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	President and Chief Executive Officer

Signed: March 8, 2012

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MICHELSON David W. Michelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2012

/s/ JULIE A. MCGRAW Julie A. McGraw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ ALAN R. SPACHMAN* Alan R. Spachman	Chairman of the Board	March 8, 2012

/s/ JOSEPH E. CONSOLINO* Joseph E. Consolino	Director	March 8, 2012

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.	Director	March 8, 2012

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 8, 2012

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 8, 2012

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 8, 2012

/s/ VITO PERAINO* Vito Peraino	Director	March 8, 2012

/s/ JOEL SCHIAVONE* Joel Schiavone	Director	March 8, 2012

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact