Form 10-Q
period 2012-03-31
National Interstate CORP
filed 2012-05-04
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s sole class of common shares as of May 2, 2012 was 19,474,594.

National Interstate Corporation

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost—$921,878 and $911,363, respectively)	$953,915	$937,619
Equity securities available-for-sale, at fair value (amortized cost—$30,992 and $30,987, respectively)	35,542	31,750
Other invested assets	30,512	28,061

Total investments	1,019,969	997,430
Cash and cash equivalents	27,559	23,674
Accrued investment income	9,172	9,160
Premiums receivable, net of allowance for doubtful accounts of $2,341 and $2,662, respectively	172,330	171,518
Reinsurance recoverable on paid and unpaid losses	192,993	199,081
Prepaid reinsurance premiums	36,493	33,225
Deferred policy acquisition costs	25,428	24,603
Deferred federal income taxes	21,118	26,241
Property and equipment, net	24,672	24,419
Funds held by reinsurer	2,626	3,427
Intangible assets, net	8,582	8,660
Prepaid expenses and other assets	2,058	1,940

Total assets	$1,543,000	$1,523,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$781,845	$776,576
Unearned premiums and service fees	232,370	232,548
Debt	22,000	22,000
Amounts withheld or retained for accounts of others	62,591	62,531
Reinsurance balances payable	22,693	23,593
Accounts payable and other liabilities	40,521	41,640
Commissions payable	12,765	10,785
Assessments and fees payable	5,169	4,806

Total liabilities	1,179,954	1,174,479
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares—$0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,936 and 3,952 shares, respectively, in treasury	234	234
Additional paid-in capital	51,403	51,295
Retained earnings	293,201	285,403
Accumulated other comprehensive income	23,781	17,561
Treasury shares	(5,573)	(5,594)

Total shareholders’ equity	363,046	348,899

Total liabilities and shareholders’ equity	$1,543,000	$1,523,378

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Premiums earned	$110,125	$105,139
Net investment income	9,183	6,902
Net realized gains on investments (*)	1,742	1,200
Other	829	1,116

Total revenues	121,879	114,357
Expenses:
Losses and loss adjustment expenses	80,553	74,659
Commissions and other underwriting expenses	21,534	20,495
Other operating and general expenses	4,930	4,541
Expense on amounts withheld	1,040	840
Interest expense	62	54

Total expenses	108,119	100,589

Income before income taxes	13,760	13,768
Provision for income taxes	4,014	4,350

Net income	$9,746	$9,418

Net income per share – basic	$0.50	$0.49

Net income per share – diluted	$0.50	$0.48

Weighted average of common shares outstanding—basic	19,409	19,366

Weighted average of common shares outstanding—diluted	19,543	19,475

Cash dividends per common share	$0.10	$0.09

(*) Consists of the following:

Net realized gains before impairment losses	$1,822	$1,200

Total losses on securities with impairment charges	(80)	—
Non-credit portion recognized in other comprehensive income	—	—

Net impairment charges recognized in earnings	(80)	—

Net realized gains on investments	$1,742	$1,200

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$9,746	$9,418
Other comprehensive income (loss), before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	9,901	524
Reclassification adjustment for net realized gains included in net income	(332)	(988)

Total net unrealized gains (losses) on available-for-sale securities	9,569	(464)

Other comprehensive income (loss), before tax	9,569	(464)
Deferred income taxes on other comprehensive income (loss)	3,349	(162)

Other comprehensive income (loss), net of tax	6,220	(302)

Total comprehensive income	$15,966	$9,116

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			9,746			9,746
Unrealized appreciation of investment securities, net of tax of $3.3 million				6,220		6,220

Comprehensive income						15,966
Dividends on common stock			(1,948)			(1,948)
Issuance of 15,629 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(139)			21	(118)
Net tax effect from exercise/vesting of stock-based compensation		46				46
Stock compensation expense		201				201

Balance at March 31, 2012	$234	$51,403	$293,201	$23,781	$(5,573)	$363,046

Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Cumulative effect of accounting change			(1,612)			(1,612)

Balance at January 1, 2011, as adjusted	234	50,273	256,861	6,251	(5,653)	307,966

Net income			9,418			9,418
Unrealized depreciation of investment securities, net of tax of ($0.2) million				(302)		(302)

Comprehensive income						9,116
Dividends on common stock			(1,751)			(1,751)
Issuance of 10,643 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(149)			15	(134)
Net tax effect from exercise/vesting of stock-based compensation		54				54
Stock compensation expense		273				273

Balance at March 31, 2011	$234	$50,451	$264,528	$5,949	$(5,638)	$315,524

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income	$9,746	$9,418
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,624	2,680
Provision for depreciation and amortization	1,063	918
Net realized gains on investment securities	(1,742)	(1,200)
Deferred federal income taxes	1,774	596
Stock compensation expense	201	273
Increase in deferred policy acquisition costs, net	(825)	(3,262)
Increase (decrease) in reserves for losses and loss adjustment expenses	5,269	(86)
Increase in premiums receivable	(812)	(802)
(Decrease) increase in unearned premiums and service fees	(178)	8,049
Decrease in interest receivable and other assets	671	596
Increase in prepaid reinsurance premiums	(3,268)	(2,979)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	1,224	(10,225)
Increase in amounts withheld or retained for accounts of others	60	1,509
Decrease in reinsurance recoverable	6,088	2,765
(Decrease) increase in reinsurance balances payable	(900)	2,412
Other	(14)	(7)

Net cash provided by operating activities	19,981	10,655

Investing activities
Purchases of fixed maturities	(56,182)	(98,335)
Purchases of equity securities	(580)	(5,422)
Proceeds from sale of fixed maturities	8,618	6,779
Proceeds from sale of equity securities	557	2,468
Proceeds from maturities and redemptions of investments	35,834	80,053
Change in other investments, net	(1,100)	(10,000)
Collection of amounts refundable on purchase price of Vanliner	—	14,256
Capital expenditures	(1,223)	(665)

Net cash used in investing activities	(14,076)	(10,866)

Financing activities
Net tax effect from exercise/vesting of stock-based compensation	46	54
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(118)	(134)
Cash dividends paid on common shares	(1,948)	(1,751)

Net cash used in financing activities	(2,020)	(1,831)

Net increase (decrease) in cash and cash equivalents	3,885	(2,042)
Cash and cash equivalents at beginning of period	23,674	27,054

Cash and cash equivalents at end of period	$27,559	$25,012

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd. (“HIL”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd. (“HMG”), Vanliner Group, Inc. (“Vanliner”), Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Limited, American Highways Insurance Agency, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation. All adjustments to financial information for prior years pertain to the retrospective adoption of Accounting Standards Update No. 2010-26, Financial Services—Insurance (“ASU 2010-26”), as discussed in Note 2 – “Recent Accounting Pronouncements.”

2. Recent Accounting Pronouncements

Effective January 1, 2012, the Company retrospectively adopted ASU 2010-26. ASU 2010-26 amends Accounting Standard Codification 944, Financial Services—Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract, which primarily consist of commissions, premium taxes and assessments. The retrospective adoption of ASU 2010-26 resulted in fewer acquisition costs being capitalized by the Company.

The impact of adoption on amounts previously reported is shown in the tables below (in thousands, except per share data):

December 31, 2011
Deferred policy acquisition costs
As previously reported	$27,205
As adjusted	24,603

Deferred federal income taxes
As previously reported	$25,330
As adjusted	26,241

Shareholders’ equity
As previously reported	$350,590
As adjusted	348,899

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Full Year
Commissions and other underwriting expenses
As previously reported	$20,325	$21,196	$23,103	$23,113	$87,737
As adjusted	20,495	21,417	23,134	22,814	87,860

Net income
As previously reported	$9,528	$8,203	$5,849	$12,048	$35,628
As adjusted	9,418	8,059	5,829	12,242	35,548

Net income per share – diluted
As previously reported	$0.49	$0.42	$0.30	$0.62	$1.83
As adjusted	0.48	0.41	0.30	0.63	1.82

Effective January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. As permitted by the standard, comprehensive income is presented herein in a separate statement immediately following the Statement of Income. As the updated guidance only requires a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

Effective January 1, 2012, the Company adopted Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note 3 – “Fair Value Measurements.” The impact of adoption was not material to the Company’s results of operations or financial position.

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

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,605	$101,138	$—	$103,743
Foreign government obligations	—	5,708	—	5,708
State and local government obligations	—	345,703	1,665	347,368
Residential mortgage-backed securities	—	225,482	—	225,482
Commercial mortgage-backed securities	—	31,848	—	31,848
Corporate obligations	—	224,344	7,121	231,465
Redeemable preferred stocks	7,831	—	470	8,301

Total fixed maturities	10,436	934,223	9,256	953,915
Equity securities:
Common stocks	34,165	—	—	34,165
Perpetual preferred stocks	891	90	396	1,377

Total equity securities	35,056	90	396	35,542

Total fixed maturities and equity securities	45,492	934,313	9,652	989,457
Cash and cash equivalents	27,559	—	—	27,559

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$73,051	$934,313	$9,652	$1,017,016

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2011:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,637	$101,370	$—	$104,007
Foreign government obligations	—	5,723	—	5,723
State and local government obligations	—	338,675	1,572	340,247
Residential mortgage-backed securities	—	225,026	—	225,026
Commercial mortgage-backed securities	—	23,484	—	23,484
Corporate obligations	—	222,263	7,256	229,519
Redeemable preferred stocks	8,983	158	472	9,613

Total fixed maturities	11,620	916,699	9,300	937,619
Equity securities:
Common stocks	30,323	—	—	30,323
Perpetual preferred stocks	955	76	396	1,427

Total equity securities	31,278	76	396	31,750

Total fixed maturities and equity securities	42,898	916,775	9,696	969,369
Cash and cash equivalents	23,674	—	—	23,674

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$66,572	$916,775	$9,696	$993,043

The tables above exclude investments in limited partnerships accounted for under the equity method of $30.5 million and $28.1 million (included in “other invested assets”) at March 31, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three months ended March 31, 2012 there was a $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to increased trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	93	(87)	(2)	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(48)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at March 31, 2012	$1,665	$7,121	$470	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2011.

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

At March 31, 2012 the Company had eight securities with a fair value of $9.7 million that are included in Level 3, which represented less than 1% of its total investments. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal investment professionals, who report to the Chief Investment Officer, review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company, but have been corroborated via the Company’s internal investment professionals’ valuation review procedures. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is less than 3% of the Company’s shareholders’ equity at March 31, 2012, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$97,565	$6,191	$(13)	$103,743
Foreign government obligations	5,645	63	—	5,708
State and local government obligations	334,124	13,795	(551)	347,368
Residential mortgage-backed securities	222,768	5,186	(2,472)	225,482
Commercial mortgage-backed securities	31,168	773	(93)	31,848
Corporate obligations	222,252	9,946	(733)	231,465
Redeemable preferred stocks	8,356	120	(175)	8,301

Total fixed maturities	921,878	36,074	(4,037)	953,915
Equity securities:
Common stocks	29,684	4,798	(317)	34,165
Perpetual preferred stocks	1,308	81	(12)	1,377

Total equity securities	30,992	4,879	(329)	35,542

Total fixed maturities and equity securities	$952,870	$40,953	$(4,366)	$989,457

December 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$97,445	$6,566	$(4)	$104,007
Foreign government obligations	5,664	65	(6)	5,723
State and local government obligations	327,459	13,272	(484)	340,247
Residential mortgage-backed securities	223,960	4,815	(3,749)	225,026
Commercial mortgage-backed securities	23,104	464	(84)	23,484
Corporate obligations	223,563	7,774	(1,818)	229,519
Redeemable preferred stocks	10,168	182	(737)	9,613

Total fixed maturities	911,363	33,138	(6,882)	937,619
Equity securities:
Common stocks	29,678	1,765	(1,120)	30,323
Perpetual preferred stocks	1,309	142	(24)	1,427

Total equity securities	30,987	1,907	(1,144)	31,750

Total fixed maturities and equity securities	$942,350	$35,045	$(8,026)	$969,369

The table above excludes investments in limited partnerships accounted for under the equity method of $30.5 million and $28.1 million (included in “other invested assets”) at March 31, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

The amortized cost and fair value of fixed maturities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.7 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$16,300	$16,796
Due after one year through five years	177,212	185,898
Due after five years through ten years	343,847	360,596
Due after ten years	130,583	133,295

	667,942	696,585
Mortgage-backed securities	253,936	257,330

Total	$921,878	$953,915

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Fixed maturity gains	$443	$433
Fixed maturity losses	(34)	—
Equity security gains	89	571
Equity security losses	(107)	—
Other investments, net (losses) gains	1,351	196

Net realized gains on investments	$1,742	$1,200

Pre-tax net realized gains on investments of $1.7 million for the three months ended March 31, 2012 were primarily generated from net gains associated with equity partnership investments of $1.4 million and net realized gains associated with the sales of securities of $0.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Offsetting these gains were other-than-temporary impairment charges of $0.1 million on two equity securities. Pre-tax net realized gains on investments of $1.2 million for the three months ended March 31, 2011 were generated from realized gains associated with the sales or calls of securities of $1.0 million, which were primarily from common stocks, corporate obligations and municipal bonds and gains associated with equity partnerships of $0.2 million.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
March 31, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$2,040	$(13)	99.4%	5	$—	$—	—	—
State and local government obligations	17,151	(209)	98.8%	8	2,708	(342)	88.8%	3
Residential mortgage-backed securities	48,542	(557)	98.9%	21	9,402	(1,915)	83.1%	7
Commercial mortgage-backed securities	7,562	(38)	99.5%	3	1,953	(55)	97.3%	1
Corporate obligations	33,066	(733)	97.8%	62	—	—	—	—
Redeemable preferred stocks	464	(12)	97.5%	2	3,217	(163)	95.2%	6

Total fixed maturities	108,825	(1,562)	98.6%	101	17,280	(2,475)	87.5%	17
Equity securities:
Common stocks	5,438	(317)	94.5%	18	—	—	—	—
Perpetual preferred stocks	9	(12)	42.9%	3	—	—	—	—

Total equity securities	5,447	(329)	94.3%	21	—	—	—	—

Total fixed maturities and equity securities	$114,272	$(1,891)	98.4%	122	$17,280	$(2,475)	87.5%	17

December 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$959	$(4)	99.6%	2	$—	$—	—	—
Foreign government obligations	1,029	(6)	99.4%	1	—	—	—	—
State and local government obligations	16,356	(28)	99.8%	6	3,633	(456)	88.8%	4
Residential mortgage-backed securities	54,588	(1,021)	98.2%	21	12,038	(2,728)	81.5%	8
Commercial mortgage-backed securities	5,040	(17)	99.7%	2	2,461	(67)	97.3%	1
Corporate obligations	48,786	(1,677)	96.7%	95	1,966	(141)	93.3%	2
Redeemable preferred stocks	426	(50)	89.5%	2	2,693	(687)	79.7%	6

Total fixed maturities	127,184	(2,803)	97.8%	129	22,791	(4,079)	84.8%	21
Equity securities:
Common stocks	13,198	(1,120)	92.2%	39	—	—	—	—
Perpetual preferred stocks	600	(24)	96.2%	3	—	—	—	—

Total equity securities	13,798	(1,144)	92.3%	42	—	—	—	—

Total fixed maturities and equity securities	$140,982	$(3,947)	97.3%	171	$22,791	$(4,079)	84.8%	21

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.0 million at December 31, 2011 to $4.4 million at March 31, 2012. The improvement in gross unrealized losses was driven by a decrease in market yields resulting from a general tightening of credit spreads from December 31, 2011 reflecting improved market sentiment regarding the global economy during the first quarter. The $4.4 million in gross unrealized losses at March 31, 2012 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, corporate obligations, state and local government obligations and common stocks. The gross unrealized losses on common stocks of $0.3 million were on 18 securities that have been in an unrealized loss position for twelve months or less. The gross unrealized losses on equity securities are considered to be temporary. Investment grade securities (as determined by nationally recognized rating agencies) represented 65.1% of all fixed maturity securities with unrealized losses.

At March 31, 2012, gross unrealized losses on residential mortgage-backed securities were $2.5 million and represented 61.2% of the total gross unrealized losses on fixed maturities. There were 21 securities with gross unrealized losses of $0.6 million that were in an unrealized loss position for less than 12 months and seven securities with gross unrealized losses of $1.9 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.9 million at March 31, 2012. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.

At March 31, 2012, the corporate obligations had 62 holdings that were in an unrealized loss position of $0.7 million for less than 12 months. Investment grade securities represented 56.8% of all corporate obligations with unrealized losses. The state and local government obligations, with gross unrealized losses of $0.6 million, had eight holdings that were in an unrealized loss position of $0.2 million for less than 12 months and three holdings with gross unrealized losses of $0.4 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 70.2% of all state and local government obligations with unrealized losses greater than 12 months.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the first quarter of 2012 based on many factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$2,258	$2,017
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions	—	—

Ending balance	$2,258	$2,017

5. Income Taxes

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended March 31,
	2012	2011(1)
	(Dollars in thousands)
Federal income tax expense at statutory rate	$4,816	$4,819
Effect of:
Tax-exempt investment income	(913)	(634)
Other items, net	111	165

	$4,014	$4,350

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2012	December 31, 2011(1)
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$13,736	$13,952
Unpaid losses and loss adjustment expenses	19,070	18,821
Assignments and assessments	1,755	1,632
Realized losses on investments, primarily impairments	5,877	5,873
Accrued compensation	2,318	3,565
Limited partnership investments	980	1,167
Other, net	3,065	3,314

	46,801	48,324
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,900)	(8,611)
Unrealized gains on investments	(12,805)	(9,456)
Intangible assets	(2,999)	(3,023)
Other, net	(979)	(993)

Total deferred tax liabilities	(25,683)	(22,083)

Net deferred income tax assets	$21,118	$26,241

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2012, there were options for 655,085 shares outstanding and 749,000 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation expense of $0.2 million and $0.3 million, respectively, with related income tax benefits of approximately $0.1 million in both periods.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2012	2011(1)
	(In thousands, except per share data)
Net income	$9,746	$9,418

Weighted average shares outstanding during period	19,409	19,366
Additional shares issuable under employee common stock option plans using treasury stock method	134	109

Weighted average shares outstanding assuming exercise of stock options	19,543	19,475

Net income per share:
Basic	$0.50	$0.49
Diluted	$0.50	$0.48

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

For the three months ended March 31, 2012 and 2011, there were 204,110 and 170,000, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2012, Great American owned 52.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Assumed premiums written	$683	$1,208
Assumed premiums earned	859	980
Assumed losses and loss adjustment expense incurred	728	1,088
Ceded premiums written	19	333
Ceded premiums earned	68	466
Ceded losses and loss adjustment expense recoveries	395	787
Receivable from Great American as of period end	12	236

During the second quarter of 2011, NIIC began writing its Florida recreational vehicle risks through TCC versus GAIC, thus accounting for the decline in assumed premiums written from GAIC. The decline in risks ceded to GAIC is representative of the fact that GAIC currently only participates as a reinsurer on one of NIIC’s reinsurance treaties as compared to three treaties in 2011.

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

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first quarter of 2012, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.4 million and $0.1 million, respectively. These treaties were negotiated at arms length through an independent reinsurance broker as part of the Company’s customary reinsurance evaluation and placement process. One of the Company’s directors is the president and chief financial officer of Validus Holdings, Ltd., the parent of Validus.

9. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Direct premiums written	$127,961	$131,851
Reinsurance assumed	2,264	2,462
Reinsurance ceded	(23,510)	(24,061)

Net premiums written	$106,715	$110,252

Direct premiums earned	$128,102	$123,486
Reinsurance assumed	2,263	2,484
Reinsurance ceded	(20,240)	(20,831)

Premiums earned	$110,125	$105,139

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2012 and 2011 were $12.4 million and $13.5 million. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

10. Commitments and Contingencies

The Company and its subsidiaries are subject at times to various claims, lawsuits and legal proceedings arising in the ordinary course of business. All legal actions relating to claims made under insurance policies are considered in the establishment of the Company’s loss and loss adjustment expense (“LAE”) reserves. In addition, regulatory bodies, such as state insurance departments, the Securities and Exchange Commission, the Department of Labor and other regulatory bodies may make inquiries and conduct examinations or investigations concerning the Company’s compliance with insurance laws, securities laws, labor laws and the Employee Retirement Income Security Act of 1974, as amended.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2012 and December 31, 2011, the liability for such assessments was $5.2 million and $4.8 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$58,210	$46,108
Transportation	35,137	40,387
Specialty Personal Lines	11,817	13,862
Hawaii and Alaska	3,384	3,362
Other	1,577	1,420

Total premiums earned	110,125	105,139
Net investment income	9,183	6,902
Net realized gains on investments	1,742	1,200
Other	829	1,116

Total revenues	$121,879	$114,357

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

General

We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry, the trucking industry and to moving and storage transportation companies, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.

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

We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 26 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.

As of March 31, 2012, Great American Insurance Company (“Great American”) owned 52.4% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

The following table sets forth our March 31, 2012 and 2011 net income from operations and the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, which are non-GAAP financial measures, as well as after-tax net realized gains from investments and net income, all of which we believe are useful tools for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended March 31,
	2012		2011(1)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$8,564	$0.44	$9,909	$0.51
After-tax net realized gain from investments	1,132	0.06	780	0.04
After-tax impact from balance sheet guaranty for Vanliner	50	0.00	(1,271)	(0.07)

Net income	$9,746	$0.50	$9,418	$0.48

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under Accounting Standards Update No. 2010-26 (“ASU 2010-26”).

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the three months ended March 31, 2012 and 2011 have been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.

Our net income from operations for the first quarter of 2012 was $8.6 million ($0.44 per share diluted) compared to $9.9 million ($0.51 per share diluted) for the same period in 2011. This decrease was driven by the elevated loss and LAE ratio from our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, of 73.1% for the three months ended March 31, 2012 as compared to 67.0% for the same period in 2011. This 6.1 percentage point increase was driven by higher than average claims severity experienced in two historically high-performing products within our Hawaii and Alaska and ART transportation components during the first quarter of 2012, as well as adverse claim development from prior years’ loss reserves. Partially offsetting the elevated loss results was the growth in net investment income, which was attributable to the shift into higher-yielding state and local government obligations and mortgage-backed securities that was concentrated in the second half of 2011.

We recorded after-tax net realized gains from investments of $1.1 million ($0.06 per share diluted) for the first quarter of 2012 compared to $0.8 million ($0.04 per share diluted) for the same period in 2011. The after-tax net realized gains for the three months ended March 31, 2012 were primarily generated by net gains associated with equity partnership investments, while the after-tax net realized gains for the comparable period in 2011 related primarily to sales of securities.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$76,438	58.7%	$80,861	60.2%
Transportation	35,207	27.0%	34,097	25.4%
Specialty Personal Lines	13,053	10.0%	14,660	10.9%
Hawaii and Alaska	3,880	3.0%	3,678	2.7%
Other	1,647	1.3%	1,017	0.8%

Gross premiums written	$130,225	100.0%	$134,313	100.0%

Gross premiums written includes both direct and assumed premium. During the first quarter of 2012, our gross premiums written decreased $4.1 million, or 3.0%, compared to the same period in 2011, primarily due to the impact from actions taken in 2011 in two ART programs, as previously reported. These programs, one of which underwent significant underwriting actions while the other was terminated, comprised 6.9% of our gross premiums written during the first quarter of 2011. Gross premiums written in our ART component decreased $4.4 million, or 5.5%, during the first quarter of 2012 compared to the same period in 2011. Excluding the impact of the two aforementioned programs, the remainder of our ART component increased $3.7 million, or 5.1%, due to a combination of growth in existing ART programs, both from the addition of new customers and an increase in exposures on renewal business, and near 100% member retention in group ART programs renewing during the period. Our transportation component’s gross premiums written increased by $1.1 million, or 3.3%, in the first quarter of 2012 compared to the same period in 2011, primarily due to growth in our trucking transportation product which benefited from increases in both rates and exposures during the period, as we have begun to see the effects of a gradually improving commercial insurance market. The decrease of $1.6 million, or 11.0%, in our specialty personal lines component was primarily related to the impact of the ongoing pricing and underwriting actions associated with the commercial vehicle product which have continued into 2012. We also experienced a decrease in our recreational vehicle product due to the continued trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2012 and 2011, we recorded premium assessments of $1.5 million and $1.2 million, respectively.

Premiums Earned

Three months ended March 31, 2012 compared to March 31, 2011. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$58,210	$46,108	$12,102	26.2%
Transportation	35,137	40,387	(5,250)	(13.0%)
Specialty Personal Lines	11,817	13,862	(2,045)	(14.8%)
Hawaii and Alaska	3,384	3,362	22	0.7%
Other	1,577	1,420	157	11.1%

Total premiums earned	$110,125	$105,139	$4,986	4.7%

Our premiums earned increased $5.0 million, or 4.7%, to $110.1 million during the three months ended March 31, 2012 compared to $105.1 million for the same period in 2011. The increase is primarily attributable to our ART component, which grew $12.1 million, or 26.2%, over 2011 mainly due to the gross premiums written growth from existing and new programs experienced throughout 2011. Partially offsetting this increase were decreases in our transportation and specialty personal lines components of $5.3 million, or 13.0%, and $2.0 million, or 14.8%, respectively. The $5.3 million decline in our transportation component was driven by a $15.1 million decrease related to the runoff of Vanliner’s earned premiums related to the business covered by the balance sheet guaranty, which was partially offset by growth experienced in our moving and storage products throughout 2011. The decrease in our specialty personal lines component was due to the decline in premiums written in our commercial vehicle and recreational vehicle products experienced throughout 2011.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, beginning in 2011 and continuing into the first quarter of 2012, we saw rate levels begin to stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Gross premiums written	$130,225	$134,313
Ceded reinsurance	(23,510)	(24,061)

Net premiums written	106,715	110,252
Change in unearned premiums, net of ceded	3,410	(5,113)

Total premiums earned	$110,125	$105,139

Combined Ratios:
Loss and LAE ratio (1)	73.1%	71.0%
Underwriting expense ratio (2) (3)	23.3%	22.8%

Combined ratio	96.4%	93.8%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
(3)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Three months ended March 31, 2012 compared to March 31, 2011. Our consolidated loss and LAE ratio for the first quarter of 2012 increased 2.1 percentage points to 73.1% compared to 71.0% in the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 73.1% for the three months ended March 31, 2012 compared to 67.0% for the same period in 2011. This increase over the prior period is primarily attributable to higher than average claims severity experienced in two historically high-performing products within our Hawaii and Alaska and ART transportation components during the first quarter of 2012, as well as adverse claim development from prior years’ loss reserves. For the first quarter of 2012, we had unfavorable development from prior years’ loss reserves of $1.9 million, or 1.8 percentage points, compared to unfavorable development of $0.2 million, or 0.2 percentage points, in the first quarter of 2011. This unfavorable development was primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the first quarter of 2012 increased 0.5 percentage points to 23.3% compared to 22.8% for the same period in 2011. The underwriting expense ratio for our ongoing business remained relatively flat at 23.3% and 23.6% for the three months ended March 31, 2012 and 2011, respectively.

Net Investment Income

Three months ended March 31, 2012 compared to March 31, 2011. Net investment income increased $2.3 million, or 33.0%, to $9.2 million in the first quarter of 2012 compared to the same period in 2011, primarily due to a shift into higher-yielding securities, such as state and local government obligations and mortgage-backed securities with a decreased focus on lower yielding U.S. government and government agency obligations which were concentrated in the second half of 2011.

Net Realized Gains (Losses) on Investments

Three months ended March 31, 2012 compared to March 31, 2011. Pre-tax net realized gains on investments were $1.7 million for the first quarter of 2012 compared to $1.2 million for the first quarter of 2011. The pre-tax net realized gains for the first quarter of 2012 were primarily generated from net gains associated with equity partnership investments of $1.4 million and realized gains associated with sales of securities totaling $0.4 million. Offsetting these gains were other-than-temporary impairment charges of $0.1 million for the quarter ending March 31, 2012. The pre-tax net realized gains for the first quarter of 2011 were generated from net realized gains from the sales of securities of $1.0 million and gains associated with equity partnership investments of $0.2 million.

Commissions and Other Underwriting Expenses

Three months ended March 31, 2012 compared to March 31, 2011. During the first quarter of 2012, commissions and other underwriting expenses of $21.5 million increased $1.0 million, or 5.1%, from $20.5 million in the comparable period in 2011, primarily attributable to a slight change in business mix written during the period. Commissions and other underwriting expenses, as a percentage of premiums earned, were relatively flat at 19.6% and 19.5% for the three months ending March 31, 2012 and 2011, respectively. Commissions and other underwriting expenses for the first quarter of 2011 have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Other Operating and General Expenses

Three months ended March 31, 2012 compared to March 31, 2011. Other operating and general expenses increased $0.4 million, or 8.6%, to $4.9 million during the quarter ended March 31, 2012 compared to $4.5 million for the same period in 2011, primarily due to growth in our employee headcount. Other operating and general expenses, as a percentage of premiums earned, were relatively flat at 4.5% and 4.3% for the first quarters of 2012 and 2011, respectively.

Income Taxes

Three months ended March 31, 2012 compared to March 31, 2011. The effective tax rate of 29.2% for the three month period ended March 31, 2012 decreased 2.4 percentage points, from 31.6%, as compared to the same period in 2011, primarily attributable to an increase in tax-exempt investment income.

Financial Condition

Investments

At March 31, 2012, our investment portfolio contained $953.9 million in fixed maturity securities and $35.5 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $30.5 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At March 31, 2012, we had pre-tax net unrealized gains of $32.0 million on fixed maturities and $4.6 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At March 31, 2012, 89.2% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at March 31, 2012 is shown in the following table. Approximately $4.4 million of fixed maturities and $0.6 million of equity securities had no unrealized gains or losses at March 31, 2012.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$823,387	$126,105
Amortized cost of securities	787,313	130,142
Gross unrealized gain or (loss)	$36,074	$(4,037)
Fair value as a % of amortized cost	104.6%	96.9%
Number of security positions held	721	118
Number individually exceeding $50,000 gain or (loss)	254	13
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$6,191	$(13)
Foreign governments	63	—
State, municipalities and political subdivisions	13,795	(551)
Residential mortgage-backed securities	5,186	(2,472)
Commercial mortgage-backed securities	773	(93)
Banks, insurance and brokers	3,821	(246)
Industrial and other	6,245	(662)
Percent rated investment grade (a)	92.9%	65.1%
Equity Securities:
Fair value of securities	$29,470	$5,447
Cost of securities	24,591	5,776
Gross unrealized gain or (loss)	$4,879	$(329)
Fair value as a % of cost	119.8%	94.3%
Number individually exceeding $50,000 gain or (loss)	22	1

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2012, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	1.8%	0.0%
After one year through five years	21.0%	7.7%
After five years through ten years	40.1%	24.4%
After ten years	14.0%	14.4%

	76.9%	46.5%
Mortgage-backed securities	23.1%	53.5%

	100.0%	100.00%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At March 31, 2012
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (199 issues)	$394,903	$20,617	105.5%
More than one year (55 issues)	93,343	7,671	109.0%
Less than $50,000 (467 issues)	335,141	7,786	102.4%

	$823,387	$36,074

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (5 issues)	$16,232	$(431)	97.4%
More than one year (8 issues)	10,930	(2,298)	82.6%
Less than $50,000 (105 issues)	98,943	(1,308)	98.7%

	$126,105	$(4,037)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (14 issues)	$12,291	$2,332	123.4%
More than one year (8 issues)	7,153	1,725	131.8%
Less than $50,000 (58 issues)	10,026	822	108.9%

	$29,470	$4,879

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$1,993	$(106)	94.9%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (20 issues)	3,454	(223)	93.9%

	$5,447	$(329)

When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other-Than-Temporary Impairment.”

Liquidity and Capital Resources

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2012, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents increased $3.9 million from $23.7 million at December 31, 2011 to $27.6 million at March 31, 2012. We generated net cash from operations of $20.0 million for the three months ended March 31, 2012, compared to $10.7 million during the comparable period in 2011. This increase of $9.3 million primarily relates to a lower estimated federal income tax payment made in the first quarter of 2012 as compared to the same period in 2011, as well as various fluctuations within our operating activities. The first quarter 2011 estimated tax payment included $8.4 million associated with the Vanliner acquisition (included in the line item “Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable” on our Consolidated Statement of Cash Flows at March 31, 2011), which was offset by cash received of an equal amount included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statement of Cash Flows for the three months ended March 31, 2011.

Net cash used in investing activities was $14.1 million and $10.9 million for the three months ended March 31, 2012 and 2011, respectively. Contributing to the $3.2 million increase in cash used in investing activities was a $44.2 million decrease in the proceeds from maturities and redemptions of fixed maturity investments, mostly offset by a $42.2 million decrease in the purchases of fixed maturity investments. The decreases in investment activity in 2012 was due to a large number of securities obtained as part of the Vanliner acquisition maturing during the first quarter of 2011, and the subsequent reinvestment of the proceeds from those securities. The net purchases of fixed maturities during the first quarter of 2012 were primarily concentrated in mortgage-backed securities and state and local government obligations. Also impacting the change in cash used in investing activities was the receipt of the $14.3 million refund in the first quarter of 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, an $8.9 million decrease in the purchases of other investments, which are comprised of limited partnership investments, and a $4.8 million decrease in the purchases of equity securities.

Net cash used in financing activities was $2.0 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. This $0.2 million increase in cash used in financing activities was primarily driven by the increase in the quarterly dividends paid on our common shares. Our financing activities also include those related to stock option activity.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

We have a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $75.0 million subject to the Credit Agreement’s accordion feature. At March 31, 2012 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at March 31, 2012. As of March 31, 2012, the interest rate on this debt is equal to the six-month LIBOR (0.50% at March 31, 2012) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2012, we were in compliance with all financial covenants.

We expect to procure a new line of credit during 2012 to replace the current Credit Agreement prior to its expiration, although potentially at a higher cost. Due to the favorable terms of the Credit Agreement relative to those currently available in the commercial lending marketplace, we do not anticipate executing a new credit facility until the latter half of 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2012 and December 31, 2011, we had $781.8 million and $776.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2011 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2012 and December 31, 2011.

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

Under current other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4—“Investments.”

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary impairment charges recorded during the three months ended March 31, 2012 and 2011.

While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements

During the first three months of 2012, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2012, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, Note 16 to the Consolidated Financial Statements included therein and Note 10 to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

NATIONAL INTERSTATE CORPORATION

Date: May 4, 2012	/s/ David W. Michelson

David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 4, 2012	/s/ Julie A. McGraw

Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)