Form 10-Q
period 2012-06-30
National Interstate CORP
filed 2012-08-03
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s sole class of common shares as of August 1, 2012 was 19,476,370.

National Interstate Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $926,119 and $911,363, respectively)	$960,121	$937,619
Equity securities available-for-sale, at fair value (amortized cost - $22,710 and $30,987, respectively)	25,341	31,750
Other invested assets	34,822	28,061

Total investments	1,020,284	997,430
Cash and cash equivalents	40,365	23,674
Accrued investment income	9,366	9,160
Premiums receivable, net of allowance for doubtful accounts of $2,177 and $2,662, respectively	207,074	171,518
Reinsurance recoverable on paid and unpaid losses	191,756	199,081
Prepaid reinsurance premiums	39,427	33,225
Deferred policy acquisition costs	27,158	24,603
Deferred federal income taxes	22,165	26,241
Property and equipment, net	24,798	24,419
Funds held by reinsurer	2,328	3,427
Intangible assets, net	8,504	8,660
Prepaid expenses and other assets	1,986	1,940

Total assets	$1,595,211	$1,523,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$786,888	$776,576
Unearned premiums and service fees	260,237	232,548
Debt	22,000	22,000
Amounts withheld or retained for accounts of others	64,687	62,531
Reinsurance balances payable	28,527	23,593
Accounts payable and other liabilities	46,822	41,640
Commissions payable	12,208	10,785
Assessments and fees payable	5,256	4,806

Total liabilities	1,226,625	1,174,479
Shareholders’ equity:
Preferred shares - no par value
Authorized - 10,000 shares
Issued - 0 shares	—	—
Common shares - $0.01 par value
Authorized - 50,000 shares
Issued - 23,350 shares, including 3,934 and 3,952 shares, respectively, in treasury	234	234
Additional paid-in capital	51,592	51,295
Retained earnings	298,518	285,403
Accumulated other comprehensive income	23,812	17,561
Treasury shares	(5,570)	(5,594)

Total shareholders’ equity	368,586	348,899

Total liabilities and shareholders’ equity	$1,595,211	$1,523,378

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Premiums earned	$110,866	$106,464	$220,991	$211,603
Net investment income	8,953	7,796	18,136	14,698
Net realized gains on investments (*)	421	1,316	2,163	2,516
Other	814	854	1,643	1,970

Total revenues	121,054	116,430	242,933	230,787
Expenses:
Losses and loss adjustment expenses	82,860	78,570	163,413	153,229
Commissions and other underwriting expenses	22,636	21,417	44,170	41,912
Other operating and general expenses	4,569	4,095	9,499	8,636
Expense on amounts withheld	971	979	2,011	1,819
Interest expense	63	55	125	109

Total expenses	111,099	105,116	219,218	205,705

Income before income taxes	9,955	11,314	23,715	25,082
Provision for income taxes	2,690	3,255	6,704	7,605

Net income	$7,265	$8,059	$17,011	$17,477

Net income per share - basic	$0.37	$0.42	$0.88	$0.90

Net income per share - diluted	$0.37	$0.41	$0.87	$0.90

Weighted average of common shares outstanding - basic	19,415	19,368	19,412	19,367

Weighted average of common shares outstanding - diluted	19,535	19,482	19,540	19,479

Cash dividends per common share	$0.10	$0.09	$0.20	$0.18

(*) Consists of the following:

Net realized gains before impairment losses	$485	$1,316	$2,307	$2,516

Total losses on securities with impairment charges	(64)	—	(144)	—
Non-credit portion recognized in other comprehensive income	—	—	—	—

Net impairment charges recognized in earnings	(64)	—	(144)	—

Net realized gains on investments	$421	$1,316	$2,163	$2,516

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$7,265	$8,059	$17,011	$17,477
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	2,149	10,953	12,050	11,477
Reclassification adjustment for net realized gains included in net income	(2,102)	(817)	(2,434)	(1,805)

Total other comprehensive income, before tax	47	10,136	9,616	9,672
Deferred income taxes on other comprehensive income	16	3,547	3,365	3,385

Other comprehensive income, net of tax	31	6,589	6,251	6,287

Total comprehensive income	$7,296	$14,648	$23,262	$23,764

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			17,011			17,011
Other comprehensive income, net of tax				6,251		6,251

Comprehensive income						23,262
Dividends on common stock			(3,896)			(3,896)
Issuance of 17,465 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(125)			24	(101)
Net tax effect from exercise/vesting of stock-based compensation		80				80
Stock compensation expense		342				342

Balance at June 30, 2012	$234	$51,592	$298,518	$23,812	$(5,570)	$368,586

Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Cumulative effect of accounting change			(1,612)			(1,612)

Balance at January 1, 2011, as adjusted	234	50,273	256,861	6,251	(5,653)	307,966

Net income			17,477			17,477
Other comprehensive income, net of tax				6,287		6,287

Comprehensive income						23,764
Dividends on common stock			(3,502)			(3,502)
Issuance of 11,502 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(136)			16	(120)
Net tax effect from exercise/vesting of stock-based compensation		54				54
Stock compensation expense		413				413

Balance at June 30, 2011	$234	$50,604	$270,836	$12,538	$(5,637)	$328,575

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$17,011	$17,477
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	3,306	4,999
Provision for depreciation and amortization	2,175	1,806
Net realized gains on investment securities	(2,163)	(2,516)
Deferred federal income taxes	712	(640)
Stock compensation expense	342	413
Increase in deferred policy acquisition costs, net	(2,555)	(6,575)
Increase (decrease) in reserves for losses and loss adjustment expenses	10,312	(3,249)
Increase in premiums receivable	(35,556)	(40,023)
Increase in unearned premiums and service fees	27,689	37,354
Decrease in interest receivable and other assets	847	1,740
Increase in prepaid reinsurance premiums	(6,202)	(4,931)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	7,055	(6,608)
Increase in amounts withheld or retained for accounts of others	2,156	1,870
Decrease in reinsurance recoverable	7,325	7,239
Increase in reinsurance balances payable	4,934	11,955
Other	(48)	(69)

Net cash provided by operating activities	37,340	20,242

Investing activities
Purchases of fixed maturities	(113,253)	(158,400)
Purchases of equity securities	(1,720)	(10,814)
Proceeds from sale of fixed maturities	24,737	10,022
Proceeds from sale of equity securities	10,231	5,164
Proceeds from maturities and redemptions of investments	72,323	147,410
Change in other investments, net	(6,700)	(13,000)
Collection of amounts refundable on purchase price of Vanliner	—	14,256
Capital expenditures	(2,350)	(939)

Net cash used in investing activities	(16,732)	(6,301)

Financing activities
Additional debt borrowings	—	2,000
Net tax effect from exercise/vesting of stock-based compensation	80	54
Issuance of common shares from treasury upon exercise of stock options or stock award grants	(101)	(120)
Cash dividends paid on common shares	(3,896)	(3,502)

Net cash used in financing activities	(3,917)	(1,568)

Net increase in cash and cash equivalents	16,691	12,373
Cash and cash equivalents at beginning of period	23,674	27,054

Cash and cash equivalents at end of period	$40,365	$39,427

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

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd., National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd., Vanliner Group, Inc., Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Limited, American Highways Insurance Agency, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates. Certain reclassifications have been made to financial information presented for prior years to conform to the current year’s presentation. All adjustments to financial information for prior years pertain to the retrospective adoption of Accounting Standards Update No. 2010-26, Financial Services — Insurance (“ASU 2010-26”), as discussed in Note 2 — “Recent Accounting Pronouncements.”

2. Recent Accounting Pronouncements

Effective January 1, 2012, the Company retrospectively adopted ASU 2010-26. ASU 2010-26 amends Accounting Standard Codification 944, Financial Services — Insurance, limiting the capitalization of costs incurred in the acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract, which primarily consist of commissions, premium taxes and assessments. The retrospective adoption of ASU 2010-26 resulted in fewer acquisition costs being capitalized by the Company.

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

Net income per share - diluted
As previously reported	$0.49	$0.42	$0.30	$0.62	$1.83
As adjusted	0.48	0.41	0.30	0.63	1.82

Effective January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. As permitted by the standard, comprehensive income is presented herein in a separate statement immediately following the Statements of Income. As the updated guidance only required a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

Effective January 1, 2012, the Company adopted Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note 3 — “Fair Value Measurements.” The impact of adoption was not material to the Company’s results of operations or financial position.

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, who report to the Chief Investment Officer, compared the valuation received to an independent third party pricing source and considered widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments, and perpetual preferred stocks that are not actively traded. Included in Level 2 are $4.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,077	$106,348	$—	$108,425
Foreign government obligations	—	5,691	—	5,691
State and local government obligations	—	363,501	1,628	365,129
Residential mortgage-backed securities	—	210,422	—	210,422
Commercial mortgage-backed securities	—	36,486	—	36,486
Corporate obligations	—	220,764	7,242	228,006
Redeemable preferred stocks	5,484	—	478	5,962

Total fixed maturities	7,561	943,212	9,348	960,121
Equity securities:
Common stocks	24,019	—	—	24,019
Perpetual preferred stocks	795	131	396	1,322

Total equity securities	24,814	131	396	25,341

Total fixed maturities and equity securities	32,375	943,343	9,744	985,462
Cash and cash equivalents	40,365	—	—	40,365

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$72,740	$943,343	$9,744	$1,025,827

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

The tables above exclude investments in limited partnerships accounted for under the equity method of $34.8 million and $28.1 million (included in “other invested assets”) at June 30, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three and six months ended June 30, 2012 there were four perpetual preferred stocks totaling $45 thousand that transferred from Level 1 to Level 2, and for the six months ending June 30, 2012 there was a $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at April 1, 2012	$1,665	$7,121	$470	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	(37)	200	8	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(79)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2012	$1,628	$7,242	$478	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Six Months Ended June 30, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	56	113	6	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(127)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2012	$1,628	$7,242	$478	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2011.

	Three Months Ended June 30, 2011
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

At June 30, 2012 the Company had nine securities with a fair value of $9.7 million that are included in Level 3, which represented 1.0% of its total investments reported at fair value. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal investment professionals, who report to the Chief Investment Officer, review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 2.6% of the Company’s shareholders’ equity at June 30, 2012, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

June 30, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$101,933	$6,498	$(6)	$108,425
Foreign government obligations	5,626	65	—	5,691
State and local government obligations	349,877	15,695	(443)	365,129
Residential mortgage-backed securities	207,889	4,995	(2,462)	210,422
Commercial mortgage-backed securities	35,915	803	(232)	36,486
Corporate obligations	218,960	9,970	(924)	228,006
Redeemable preferred stocks	5,919	119	(76)	5,962

Total fixed maturities	926,119	38,145	(4,143)	960,121
Equity securities:
Common stocks	21,532	2,949	(462)	24,019
Perpetual preferred stocks	1,178	152	(8)	1,322

Total equity securities	22,710	3,101	(470)	25,341

Total fixed maturities and equity securities	$948,829	$41,246	$(4,613)	$985,462

December 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$97,445	$6,566	$(4)	$104,007
Foreign government obligations	5,664	65	(6)	5,723
State and local government obligations	327,459	13,272	(484)	340,247
Residential mortgage-backed securities	223,960	4,815	(3,749)	225,026
Commercial mortgage-backed securities	23,104	464	(84)	23,484
Corporate obligations	223,563	7,774	(1,818)	229,519
Redeemable preferred stocks	10,168	182	(737)	9,613

Total fixed maturities	911,363	33,138	(6,882)	937,619
Equity securities:
Common stocks	29,678	1,765	(1,120)	30,323
Perpetual preferred stocks	1,309	142	(24)	1,427

Total equity securities	30,987	1,907	(1,144)	31,750

Total fixed maturities and equity securities	$942,350	$35,045	$(8,026)	$969,369

The table above excludes investments in limited partnerships accounted for under the equity method of $34.8 million and $28.1 million (included in “other invested assets”) at June 30, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

The amortized cost and fair value of fixed maturities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.4 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,031	$18,293
Due after one year through five years	193,845	203,617
Due after five years through ten years	331,139	348,522
Due after ten years	139,300	142,781

	682,315	713,213
Mortgage-backed securities	243,804	246,908

Total	$926,119	$960,121

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$1,508	$275	$1,951	$708
Fixed maturity losses	(49)	—	(83)	—
Equity security gains	859	706	948	1,278
Equity security losses	(607)	—	(714)	—
Other investments, net (losses) gains	(1,290)	335	61	530

Net realized gains on investments	$421	$1,316	$2,163	$2,516

Pre-tax net realized gains on investments of $0.4 million and $2.2 million for the three and six months ended June 30, 2012 were primarily generated from net realized gains associated with the sales or redemptions of securities of $1.8 million and $2.2 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Equity partnership investments generated net losses of $1.3 million and net gains of $0.1 million for the three and six months ended June 30, 2012, respectively.

Pre-tax net realized gains were $1.3 million and $2.5 million for the three and six months ended June 30, 2011, respectively. The net realized gains for both the three and six months ended June 30, 2011 were generated from realized gains associated with the sales or calls of securities of $1.0 million and $2.0 million, respectively, which were primarily from common stocks and corporate obligations, and net gains associated with equity partnership investments of $0.3 million and $0.5 million, respectively.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
June 30, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$10,035	$(6)	99.9%	3	$—	$—	—	—
State and local government obligations	16,111	(68)	99.6%	6	2,667	(375)	87.7%	3
Residential mortgage-backed securities	46,064	(623)	98.7%	20	7,147	(1,839)	79.5%	7
Commercial mortgage-backed securities	11,485	(232)	98.0%	5	—	—	—	—
Corporate obligations	29,124	(852)	97.2%	61	981	(72)	93.2%	4
Redeemable preferred stocks	224	(2)	99.1%	1	2,801	(74)	97.4%	5

Total fixed maturities	113,043	(1,783)	98.4%	96	13,596	(2,360)	85.2%	19
Equity securities:
Common stocks	5,245	(436)	92.3%	28	304	(26)	92.1%	1
Perpetual preferred stocks	626	(8)	98.7%	2	—	—	—	—

Total equity securities	5,871	(444)	93.0%	30	304	(26)	92.1%	1

Total fixed maturities and equity securities	$118,914	$(2,227)	98.2%	126	$13,900	$(2,386)	85.3%	20

December 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$959	$(4)	99.6%	2	$—	$—	—	—
Foreign government obligations	1,029	(6)	99.4%	1	—	—	—	—
State and local government obligations	16,356	(28)	99.8%	6	3,633	(456)	88.8%	4
Residential mortgage-backed securities	54,588	(1,021)	98.2%	21	12,038	(2,728)	81.5%	8
Commercial mortgage-backed securities	5,040	(17)	99.7%	2	2,461	(67)	97.3%	1
Corporate obligations	48,786	(1,677)	96.7%	95	1,966	(141)	93.3%	2
Redeemable preferred stocks	426	(50)	89.5%	2	2,693	(687)	79.7%	6

Total fixed maturities	127,184	(2,803)	97.8%	129	22,791	(4,079)	84.8%	21
Equity securities:
Common stocks	13,198	(1,120)	92.2%	39	—	—	—	—
Perpetual preferred stocks	600	(24)	96.2%	3	—	—	—	—

Total equity securities	13,798	(1,144)	92.3%	42	—	—	—	—

Total fixed maturities and equity securities	$140,982	$(3,947)	97.3%	171	$22,791	$(4,079)	84.8%	21

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.0 million at December 31, 2011 to $4.6 million at June 30, 2012. The improvement in gross unrealized losses was driven by a decrease in market yields resulting from a decline in interest rates and a general tightening of credit spreads from December 31, 2011. The $4.6 million in gross unrealized losses at June 30, 2012 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, corporate obligations, state and local government obligations and common stocks. The gross unrealized losses on common stocks of $0.5 million were primarily on securities that have been in an unrealized loss position for twelve months or less. The gross unrealized losses on all equity securities are considered to be temporary. Investment grade securities (as determined by nationally recognized rating agencies) represented 70.4% of all fixed maturity securities with unrealized losses.

At June 30, 2012, gross unrealized losses on residential mortgage-backed securities were $2.5 million and represented 59.4% of the total gross unrealized losses on fixed maturities. There were 20 securities with gross unrealized losses of $0.6 million that were in an unrealized loss position for less than 12 months and seven securities with gross unrealized losses of $1.9 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.8 million at June 30, 2012. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.

At June 30, 2012, the corporate obligations with gross unrealized losses of $0.9 million primarily consisted of 61 holdings that were in an unrealized loss position of $0.9 million for less than 12 months. Investment grade securities represented 54.3% of all corporate obligations with unrealized losses. The state and local government obligations, with gross unrealized losses of $0.4 million, primarily consisted of three holdings with gross unrealized losses of $0.4 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 95.7% of all state and local government obligations with unrealized losses greater than 12 months.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the second quarter of 2012 based on many factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$2,258	$2,017	$2,258	$2,017
Additional credit impairments on:
Previously impaired securities	—	—	—	—
Securities without prior impairments	—	—	—	—
Reductions	—	—	—	—

Ending balance	$2,258	$2,017	$2,258	$2,017

5. Income Taxes

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$3,484	$3,960	$8,300	$8,778
Effect of:
Tax-exempt investment income	(914)	(756)	(1,827)	(1,389)
Other items, net	120	51	231	216

	$2,690	$3,255	$6,704	$7,605

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2012	December 31, 2011(1)
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$15,585	$13,952
Unpaid losses and loss adjustment expenses	19,265	18,821
Assessments and fees payable	1,785	1,632
Realized losses on investments, primarily impairments	5,191	5,873
Accrued compensation	2,405	3,565
Limited partnership investments	1,320	1,167
Other, net	2,856	3,314

	48,407	48,324
Deferred Tax Liabilities:
Deferred policy acquisition costs	(9,505)	(8,611)
Unrealized gains on investments	(12,822)	(9,456)
Intangible assets	(2,974)	(3,023)
Other, net	(941)	(993)

Total deferred tax liabilities	(26,242)	(22,083)

Net deferred income tax assets	$22,165	$26,241

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2012, there were options for 653,835 shares outstanding and 742,556 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For both the three months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.1 million with related income tax benefits of approximately $30 thousand. For the six months ended June 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.3 million and $0.4 million, respectively, with related income tax benefits of approximately $0.1 million recognized in both periods.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012	2011(1)
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$7,265	$8,059	$17,011	$17,477

Weighted average shares outstanding during period	19,415	19,368	19,412	19,367
Additional shares issuable under employee common stock option plans using treasury stock method	120	114	128	112

Weighted average shares outstanding assuming exercise of stock options	19,535	19,482	19,540	19,479

Net income per share:
Basic	$0.37	$0.42	$0.88	$0.90
Diluted	$0.37	$0.41	$0.87	$0.90

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

For the three months ended June 30, 2012 and 2011, there were 214,105 and 279,598, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2012 and 2011, there were 214,105 and 227,152, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2012, Great American owned 52.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$690	$1,350	$1,373	$2,558
Assumed premiums earned	709	1,029	1,568	2,009
Assumed losses and loss adjustment expense incurred	484	932	1,212	2,019
Ceded premiums written	27	144	46	477
Ceded premiums earned	30	379	98	844
Ceded losses and loss adjustment expense recoveries	222	348	617	1,135
Payable to Great American as of period end	42	129	42	129

During the second quarter of 2011, NIIC began writing its Florida recreational vehicle risks through TCC versus Great American, thus accounting for the decline in assumed premiums written and earned from Great American. The decline in risks ceded to Great American is representative of the fact that Great American currently only participates as a reinsurer on one of NIIC’s reinsurance treaties as compared to three treaties in 2011.

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

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first six months of 2012, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.7 million and $0.2 million, respectively. These treaties were negotiated at arms length through an independent reinsurance broker as part of the Company’s customary reinsurance evaluation and placement process. One of the Company’s directors is the president and chief financial officer of Validus Holdings, Ltd., the parent of Validus.

9. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$158,095	$153,473	$286,056	$285,323
Reinsurance assumed	2,035	3,012	4,299	5,475
Reinsurance ceded	(24,375)	(22,742)	(47,885)	(46,804)

Net premiums written	$135,755	$133,743	$242,470	$243,994

Direct premiums earned	$130,207	$124,728	$258,309	$248,215
Reinsurance assumed	2,100	2,526	4,363	5,010
Reinsurance ceded	(21,441)	(20,790)	(41,681)	(41,622)

Premiums earned	$110,866	$106,464	$220,991	$211,603

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2012 and 2011 were $11.8 million and $16.0 million, respectively, and were $24.1 million and $29.5 million for the six months ended June 30, 2012 and 2011, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2012 and December 31, 2011, the liability for such assessments was $5.3 million and $4.8 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$57,946	$49,509	$116,156	$95,617
Transportation	36,079	38,221	71,216	78,608
Specialty Personal Lines	11,786	13,551	23,603	27,413
Hawaii and Alaska	3,511	3,492	6,895	6,854
Other	1,544	1,691	3,121	3,111

Total premiums earned	110,866	106,464	220,991	211,603
Net investment income	8,953	7,796	18,136	14,698
Net realized gains on investments	421	1,316	2,163	2,516
Other	814	854	1,643	1,970

Total revenues	$121,054	$116,430	$242,933	$230,787

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

General

We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry, the trucking industry and moving and storage transportation companies, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States.

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

We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 27 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.

As of June 30, 2012, Great American Insurance Company (“Great American”) owned 52.4% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

The following table sets forth our June 30, 2012 and 2011 net income from operations, which is a non-GAAP measure and excludes the after-tax impact from the operating results of Vanliner’s guaranteed runoff business, as well as after-tax net realized gains from investments, which we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended June 30,
	2012		2011(1)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$6,951	$0.36	$7,662	$0.39
After-tax net realized gain from investments	274	0.01	855	0.04
After-tax impact from balance sheet guaranty for Vanliner	40	0.00	(458)	(0.02)

Net income	$7,265	$0.37	$8,059	$0.41

	Six Months Ended June 30,
	2012		2011(1)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$15,515	$0.79	$17,571	$0.90
After-tax net realized gain from investments	1,406	0.08	1,635	0.08
After-tax impact from balance sheet guaranty for Vanliner	90	0.00	(1,729)	(0.08)

Net income	$17,011	$0.87	$17,477	$0.90

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under Accounting Standards Update No. 2010-26 (“ASU 2010-26”).

As discussed above, UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the three and six months ended June 30, 2012 and 2011 have been removed from the net after-tax earnings from operations to reflect only those results of the ongoing business.

Our net income from operations for the three and six months ended June 30, 2012 was $7.0 million ($0.36 per share diluted) and $15.5 million ($0.79 per share diluted), respectively, compared to $7.7 million ($0.39 per share diluted) and $17.6 million ($0.90 per share diluted) for the same periods in 2011. These decreases were driven by the elevated loss and LAE ratios from our ongoing operations for the three and six months ended June 30, 2012 of 74.7% and 73.9%, respectively, which excludes the impact from the runoff of the guaranteed Vanliner business, as compared to 72.2% and 69.7% for the same periods in 2011. The loss ratio increase for the second quarter of 2012 was driven by higher than average claims severity experienced in several of our historically profitable commercial products, while the loss ratio elevation for the first six months of 2012 was concentrated in an ART product also included in the quarterly period’s unfavorable loss results and another typically profitable product in our Hawaii and Alaska component. Adverse claim development from prior years’ loss reserves also contributed to the claims results for the first half of 2012. Partially offsetting the elevated loss results was the growth in net investment income for both the second quarter and first six months of 2012, which was attributable to a shift into higher-yielding state and local government obligations and mortgage-backed securities that was concentrated in the second half of 2011.

We recorded after-tax net realized gains from investments of $0.3 million ($0.01 per share diluted) and $1.4 million ($0.08 per share diluted) for the second quarter and first six months of 2012, respectively, compared to $0.9 million ($0.04 per share diluted) and $1.6 million ($0.08 per share diluted) for the comparative periods in 2011. Our after-tax net realized gains for the three months ended June 30, 2012 were primarily generated by sales of securities partially offset by net losses associated with equity partnership investments, while the after-tax net realized gains for the comparable period in 2011 related primarily to sales of securities. The after-tax net realized gains for both the six months ended June 30, 2012 and 2011 were driven by sales of securities.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$92,006	57.5%	$88,584	56.6%
Transportation	47,731	29.8%	46,322	29.6%
Specialty Personal Lines	14,149	8.8%	15,130	9.7%
Hawaii and Alaska	4,709	2.9%	4,515	2.9%
Other	1,535	1.0%	1,934	1.2%

Gross premiums written	$160,130	100.0%	$156,485	100.0%

	Six Months Ended June 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$168,444	57.9%	$169,445	58.3%
Transportation	82,938	28.6%	80,419	27.7%
Specialty Personal Lines	27,202	9.4%	29,790	10.2%
Hawaii and Alaska	8,589	3.0%	8,193	2.8%
Other	3,182	1.1%	2,951	1.0%

Gross premiums written	$290,355	100.0%	$290,798	100.0%

Three months ended June 30, 2012 compared to June 30, 2011. Gross premiums written includes both direct and assumed premium. During the second quarter of 2012, our gross premiums written increased $3.6 million, or 2.3%, compared to the same period in 2011, primarily attributable to the growth experienced in our ART and transportation components. Gross premiums written in our ART component increased $3.4 million, or 3.9%, during the second quarter of 2012 compared to the same period in 2011 due to a combination of growth in existing ART programs, both from the addition of new customers and an increase in exposures and rates on renewal business, and near 100% member retention in group ART programs renewing during the period. The ART component grew despite the impact from actions taken in 2011 in two ART programs, as previously reported. These programs, one of which underwent significant underwriting actions while the other was terminated, comprised 8.2% of our gross premiums written during the second quarter of 2011. Our transportation component’s gross premiums written increased by $1.4 million, or 3.0%, in the second quarter of 2012 compared to the same period in 2011, primarily due to growth in our trucking transportation product which saw increases in both rates and exposures, as well as Vanliner’s moving and storage products which grew due to a combination of rate increases and the addition of new customers during the period. The decrease of $1.0 million, or 6.5%, in our specialty personal lines component was primarily related to the decline in our recreational vehicle product due to the continued trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

Six months ended June 30, 2012 compared to June 30, 2011. During the first six months of 2012, our gross premiums written were relatively flat, decreasing $0.4 million, or 0.2%, compared to the same period in 2011, primarily attributable to the impact from actions taken in the two programs in 2011, as discussed above for the three month period. These programs comprised 7.6% of our gross written premiums during the first six months of 2011. Gross premiums written in our ART component decreased $1.0 million, or 0.6%, for the six months ended June 30, 2012 compared to the same period in 2011. Excluding the impact of the two aforementioned programs, the remainder of our ART component increased $17.6 million, or 11.9%, due to a combination of growth in existing ART programs, primarily due to the addition of new customers, and near 100% member retention in group ART programs renewing during the period. Our transportation component grew by $2.5 million, or 3.1%, driven by our trucking transportation and Vanliner’s moving and storage products due to the same factors discussed above for the three month period. This growth was partially offset by a decrease in our specialty personal lines component of $2.6 million, or 8.7%, for the six months ended June 30, 2012 compared to the same period in 2011 due to the decline in our recreational vehicle product as discussed above for the three month period, as well as the impact of the previously reported ongoing pricing and underwriting actions associated with our commercial vehicle product which have continued into 2012.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the second quarter of 2012 and 2011, we recorded a $1.0 million return of premium and a $0.5 million premium assessment, respectively. For the first six months of 2012 and 2011, we recorded premium assessments of $0.5 million and $1.7 million, respectively.

Premiums Earned

Three months ended June 30, 2012 compared to June 30, 2011. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$57,946	$49,509	$8,437	17.0%
Transportation	36,079	38,221	(2,142)	(5.6%)
Specialty Personal Lines	11,786	13,551	(1,765)	(13.0%)
Hawaii and Alaska	3,511	3,492	19	0.5%
Other	1,544	1,691	(147)	(8.7%)

Total premiums earned	$110,866	$106,464	$4,402	4.1%

Our premiums earned increased $4.4 million, or 4.1%, to $110.9 million during the three months ended June 30, 2012 compared to $106.5 million for the same period in 2011. The increase is primarily attributable to our ART component, which grew $8.4 million, or 17.0%, over 2011 mainly due to the gross premiums written growth from existing and new programs experienced throughout 2011. Partially offsetting this increase were decreases in our transportation and specialty personal lines components of $2.1 million, or 5.6%, and $1.8 million, or 13.0%, respectively. The $2.1 million decline in our transportation component was driven by an $8.3 million decrease related to the runoff of Vanliner’s earned premiums associated with the business covered by the balance sheet guaranty, which was partially offset by growth experienced in our moving and storage products throughout 2011 and the first six months of 2012. The decrease in our specialty personal lines component was due to the decline in premiums written in our commercial vehicle and recreational vehicle products experienced throughout 2011 and the first half of 2012.

Six months ended June 30, 2012 compared to June 30, 2011. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$116,156	$95,617	$20,539	21.5%
Transportation	71,216	78,608	(7,392)	(9.4%)
Specialty Personal Lines	23,603	27,413	(3,810)	(13.9%)
Hawaii and Alaska	6,895	6,854	41	0.6%
Other	3,121	3,111	10	0.3%

Total premiums earned	$220,991	$211,603	$9,388	4.4%

Our premiums earned increased $9.4 million, or 4.4%, to $221.0 million during the six months ended June 30, 2012 compared to $211.6 million for the same period in 2011. The increase is primarily attributable to our ART component, which grew $20.5 million, or 21.5%, over 2011 due to the same factors discussed above for the three month period. Partially offsetting this increase were decreases in our transportation and specialty personal lines components of $7.4 million, or 9.4%, and $3.8 million, or 13.9%, respectively. The $7.4 million decline in our transportation component was driven by a $23.4 million decrease related to the runoff of Vanliner’s earned premiums associated with the business covered by the balance sheet guaranty, which was partially offset by growth experienced in our moving and storage products, as discussed above for the three month period. The decrease in our specialty personal lines component was due to the same factors discussed above for the three month period.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, beginning in 2011 and continuing through the first six months of 2012, we saw rate levels begin to stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$160,130	$156,485	$290,355	$290,798
Ceded reinsurance	(24,375)	(22,742)	(47,885)	(46,804)

Net premiums written	135,755	133,743	242,470	243,994
Change in unearned premiums, net of ceded	(24,889)	(27,279)	(21,479)	(32,391)

Total premiums earned	$110,866	$106,464	$220,991	$211,603

Combined Ratios:
Loss and LAE ratio (1)	74.7%	73.8%	73.9%	72.4%
Underwriting expense ratio (2) (3)	23.8%	23.2%	23.6%	23.0%

Combined ratio	98.5%	97.0%	97.5%	95.4%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
(3)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Three months ended June 30, 2012 compared to June 30, 2011. Our consolidated loss and LAE ratio for the second quarter of 2012 increased 0.9 percentage points to 74.7% compared to 73.8% in the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 74.7% for the three months ended June 30, 2012 compared to 72.2% for the same period in 2011. This increase over the prior period is primarily attributable to higher than average claims severity experienced in several of our historically profitable commercial products during the three months ended June 30, 2012. We expect that these products’ results in future periods will be more consistent with our historical results. However, we will continue to closely monitor the products’ performance and will respond with rate increases or non-renewals, as necessary. For the second quarter of 2012, we had favorable development from prior years’ loss reserves of $0.2 million, or 0.2 percentage points, compared to favorable development of $0.7 million, or 0.7 percentage points, in the second quarter of 2011. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the second quarter of 2012 increased 0.6 percentage points to 23.8% compared to 23.2% for the same period in 2011. The underwriting expense ratio for our ongoing business remained relatively flat at 23.8% and 23.6% for the three months ended June 30, 2012 and 2011, respectively.

Six months ended June 30, 2012 compared to June 30, 2011. Our consolidated loss and LAE ratio for the six months ended June 30, 2012 increased 1.5 percentage points to 73.9% compared to 72.4% in the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 73.9% for the first six months of 2012 compared to 69.7% for the same period in 2011. This increase over the prior period is primarily attributable to higher than average claims severity experienced in two historically profitable products within our Hawaii and Alaska and ART transportation components during the six months ended June 30, 2012, as well as adverse claim development from prior years’ loss reserves. For the six months ended June 30, 2012, we had unfavorable development from prior years’ loss reserves of $1.7 million, or 0.8 percentage points, compared to favorable development of $0.5 million, or 0.3 percentage points, for the first six months of 2011.

The consolidated underwriting expense ratio for the six months ended June 30, 2012 increased 0.6 percentage points to 23.6% compared to 23.0% for the same period in 2011. The underwriting expense ratio for our ongoing business remained flat at 23.6% for both the six months ended June 30, 2012 and 2011.

Net Investment Income

2012 compared to 2011. For the three and six month periods ended June 30, 2012, net investment income was $9.0 million and $18.1 million, respectively, compared to $7.8 million and $14.7 million for the same periods in 2011. The increase in investment income for both the three and six months ended June 30, 2012 is primarily due to a shift into higher yielding securities in the second half of 2011. This shift was primarily concentrated in state and local government obligations and mortgage-backed securities with a decreased focus on lower yielding U.S. government and government agency obligations.

Net Realized Gains (Losses) on Investments

2012 compared to 2011. Pre-tax net realized gains on investments were $0.4 million for the second quarter of 2012 compared to $1.3 million for the second quarter of 2011. For the six months ended June 30, 2012 and 2011, pre-tax net realized gains were

$2.2 million and $2.5 million, respectively. The pre-tax net realized gains for both the second quarter and first six months of 2012 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $1.8 million and $2.2 million, respectively. Equity partnership investments produced net losses of $1.3 million and net gains of $0.1 million for the second quarter and first half of 2012, respectively. The pre-tax net realized gains for both the three and six months ended June 30, 2011 were primarily generated from net realized gains associated with sales of securities totaling $1.0 million and $2.0 million, respectively. Additionally, we recorded gains of $0.3 million and $0.5 million associated with equity partnership investments for the three and six months ended June 30, 2011, respectively.

Commissions and Other Underwriting Expenses

2012 compared to 2011. During the second quarter of 2012, commissions and other underwriting expenses of $22.6 million increased $1.2 million, or 5.7%, from $21.4 million in the comparable period in 2011. For the six months ended June 30, 2012 and 2011, commissions and other underwriting expenses were $44.2 million and $41.9 million, respectively, increasing $2.3 million, or 5.4%. Both the quarter and year-to-date increases are primarily attributable to changes in business mix written during the periods. Commissions and other underwriting expenses, as a percentage of premiums earned, were relatively flat at 20.4% and 20.0% for the three months and six months ended June 30, 2012, respectively, compared to 20.1% and 19.8% for the same periods in 2011. Commissions and other underwriting expenses for the three and six months ended June 30, 2011 have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Other Operating and General Expenses

2012 compared to 2011. Other operating and general expenses increased $0.5 million, or 11.6%, to $4.6 million during the quarter ended June 30, 2012 compared to $4.1 million for the same period in 2011. For the six months ended June 30, 2012 and 2011, other operating and general expenses were $9.5 million and $8.6 million, respectively, increasing $0.9 million, or 10.0%. Both the quarter and year-to-date increases are primarily attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. Other operating and general expenses, as a percentage of premiums earned, were relatively flat at 4.1% and 4.3% for the three months and six months ended June 30, 2012, respectively, compared to 3.8% and 4.1% for the same periods in 2011.

Income Taxes

2012 compared to 2011. The effective tax rate of 27.0% for the three month period ended June 30, 2012 decreased 1.8 percentage points, from 28.8%, as compared to the same period in 2011. The 2012 year-to-date effective tax rate decreased 2.0 percentage points to 28.3%, as compared to 30.3% for the same period in 2011. These decreases are primarily attributable to increased tax-exempt income.

Financial Condition

Investments

At June 30, 2012, our investment portfolio contained $960.1 million in fixed maturity securities and $25.3 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $34.8 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2012, we had pre-tax net unrealized gains of $34.0 million on fixed maturities and $2.6 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At June 30, 2012, 89.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

Summary information for securities with unrealized gains or losses at June 30, 2012 is shown in the following table. Approximately $0.4 million of fixed maturities and $0.2 million of equity securities had no unrealized gains or losses at June 30, 2012.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$833,106	$126,639
Amortized cost of securities	794,961	130,782
Gross unrealized gain or (loss)	$38,145	$(4,143)
Fair value as a % of amortized cost	104.8%	96.8%
Number of security positions held	722	115
Number individually exceeding $50,000 gain or (loss)	266	13
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$6,498	$(6)
Foreign governments	65	—
State, municipalities and political subdivisions	15,695	(443)
Residential mortgage-backed securities	4,995	(2,462)
Commercial mortgage-backed securities	803	(232)
Banks, insurance and brokers	3,261	(218)
Industrial and other	6,828	(782)
Percent rated investment grade (a)	92.6%	70.4%
Equity Securities:
Fair value of securities	$18,997	$6,175
Cost of securities	15,896	6,645
Gross unrealized gain or (loss)	$3,101	$(470)
Fair value as a % of cost	119.5%	92.9%
Number individually exceeding $50,000 gain or (loss)	16	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2012, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.1%	0.4%
After one year through five years	21.4%	20.1%
After five years through ten years	39.2%	17.0%
After ten years	15.4%	11.4%

	78.1%	48.9%
Mortgage-backed securities	21.9%	51.1%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At June 30, 2012
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (173 issues)	$332,326	$18,724	106.0%
More than one year (93 issues)	165,453	11,785	107.7%
Less than $50,000 (456 issues)	335,327	7,636	102.3%

	$833,106	$38,145

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (6 issues)	$11,911	$(773)	93.9%
More than one year (7 issues)	8,490	(2,208)	79.4%
Less than $50,000 (102 issues)	106,238	(1,162)	98.9%

	$126,639	$(4,143)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (14 issues)	$10,435	$2,073	124.8%
More than one year (2 issues)	1,412	401	139.7%
Less than $50,000 (51 issues)	7,150	627	109.6%

	$18,997	$3,101

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (31 issues)	6,175	(470)	92.9%

	$6,175	$(470)

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

Premiums and Reinsurance

Premiums receivable increased $35.6 million, or 20.7%, and unearned premiums increased $27.7 million, or 11.9%, from December 31, 2011 to June 30, 2012. Prepaid reinsurance premiums increased $6.2 million, or 18.7%, and reinsurance balances payable increased $4.9 million, or 20.9%, from December 31, 2011 to June 30, 2012. Under most of our group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year resulting in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable. These balances gradually decline throughout the remainder of the year.

Liquidity and Capital Resources

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2012, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents increased $16.7 million from $23.7 million at December 31, 2011 to $40.4 million at June 30, 2012. We generated net cash from operations of $37.3 million for the six months ended June 30, 2012, compared to $20.2 million during the comparable period in 2011. This increase of $17.1 million is primarily attributable to a decrease in claim payments related to the runoff of the guaranteed Vanliner reserves and lower estimated federal income tax payments made during the first six months of 2012 as compared to the same period in 2011, partially offset by unearned premiums due to our flat premiums written in the first half of 2012 compared to the significant premium growth experienced during the same period in 2011. Estimated tax payments made during the first half of 2011 included $8.4 million associated with the Vanliner acquisition (included in the line item “Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable” on our Consolidated Statement of Cash Flows at June 30, 2011), which was offset by cash received of an equal amount included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statement of Cash Flows for the six months ended June 30, 2011.

Net cash used in investing activities was $16.7 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. Contributing to the $10.4 million increase in cash used in investing activities was a $75.1 million decrease in the proceeds from maturities and redemptions of fixed maturity investments, partially offset by a $45.1 million decrease in the purchases of fixed maturity investments. The decreases in investment activity in 2012 were due to a large number of securities obtained as part of the Vanliner acquisition maturing during the first six months of 2011, and the subsequent reinvestment of the proceeds from those securities. The net purchases of fixed maturities during the first six months of 2012 were primarily concentrated in state and local government obligations and commercial mortgage-backed securities. Included in the change in cash used in investing activities was the receipt of the $14.3 million refund in the first six months of 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value. Also contributing to the change in cash used in investing activities was a $14.7 million increase in the proceeds from the sale of fixed maturity investments, a $9.1 million decrease in the purchases of equity securities and a $6.3 million decrease in the purchases of other investments, which are comprised of limited partnership investments.

Net cash used in financing activities was $3.9 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. This $2.3 million increase in cash used in financing activities was primarily driven by the $2.0 million draw on our credit facility in the second quarter of 2011. There have been no such draws on the credit facility during the first six months of 2012.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

We have a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $75.0 million subject to the credit facility’s accordion feature. At June 30, 2012 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at June 30, 2012. As of June 30, 2012, the interest rate on this debt is equal to the six-month LIBOR (0.4375% at June 30, 2012) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2012, we were in compliance with all financial covenants.

We expect to procure a new line of credit during 2012 to replace the current Credit Agreement prior to its expiration, although potentially at a higher cost. Due to the favorable terms of the Credit Agreement relative to those currently available in the commercial lending marketplace, we do not anticipate executing a new credit agreement until the fourth quarter of 2012.

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

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2012 and December 31, 2011, we had $786.9 million and $776.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2011 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2012 and December 31, 2011.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary impairment charges recorded during the three and six months ended June 30, 2012 and 2011.

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

Contractual Obligations/Off-Balance Sheet Arrangements

During the first six months of 2012, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2012, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

NATIONAL INTERSTATE CORPORATION

Date: August 3, 2012	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 3, 2012	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)