Form 10-Q
period 2012-09-30
National Interstate CORP
filed 2012-11-02
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s sole class of common shares as of October 31, 2012 was 19,536,820.

National Interstate Corporation

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost—$945,801 and $911,363, respectively)	$992,146	$937,619
Equity securities available-for-sale, at fair value (amortized cost—$24,573 and $30,987, respectively)	28,616	31,750
Other invested assets	35,272	28,061

Total investments	1,056,034	997,430
Cash and cash equivalents	31,581	23,674
Accrued investment income	9,233	9,160
Premiums receivable, net of allowance for doubtful accounts of $2,706 and $2,662, respectively	190,915	171,518
Reinsurance recoverable on paid and unpaid losses	192,955	199,081
Prepaid reinsurance premiums	33,251	33,225
Deferred policy acquisition costs	26,359	24,603
Deferred federal income taxes	17,000	26,241
Property and equipment, net	24,671	24,419
Funds held by reinsurer	3,988	3,427
Intangible assets, net	8,426	8,660
Prepaid expenses and other assets	1,826	1,940

Total assets	$1,596,239	$1,523,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$791,846	$776,576
Unearned premiums and service fees	251,214	232,548
Debt	22,000	22,000
Amounts withheld or retained for accounts of others	62,411	62,531
Reinsurance balances payable	21,046	23,593
Accounts payable and other liabilities	45,493	41,640
Commissions payable	11,122	10,785
Assessments and fees payable	5,220	4,806

Total liabilities	1,210,352	1,174,479
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares—$0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,874 and 3,952 shares, respectively, in treasury	234	234
Additional paid-in capital	52,800	51,295
Retained earnings	305,587	285,403
Accumulated other comprehensive income	32,752	17,561
Treasury shares	(5,486)	(5,594)

Total shareholders’ equity	385,887	348,899

Total liabilities and shareholders’ equity	$1,596,239	$1,523,378

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Premiums earned	$115,083	$107,947	$336,074	$319,550
Net investment income	8,713	7,623	26,849	22,321
Net realized gains on investments (*)	879	428	3,042	2,944
Other	831	860	2,474	2,830

Total revenues	125,506	116,858	368,439	347,645
Expenses:
Losses and loss adjustment expenses	84,453	80,387	247,866	233,616
Commissions and other underwriting expenses	22,534	23,134	66,704	65,046
Other operating and general expenses	4,865	4,224	14,364	12,860
Expense on amounts withheld	948	909	2,959	2,728
Interest expense	133	58	258	167

Total expenses	112,933	108,712	332,151	314,417

Income before income taxes	12,573	8,146	36,288	33,228
Provision for income taxes	3,554	2,317	10,258	9,922

Net income	$9,019	$5,829	$26,030	$23,306

Net income per share – basic	$0.46	$0.30	$1.34	$1.20

Net income per share – diluted	$0.46	$0.30	$1.33	$1.20

Weighted average of common shares outstanding—basic	19,438	19,368	19,420	19,367

Weighted average of common shares outstanding—diluted	19,574	19,494	19,552	19,477

Cash dividends per common share	$0.10	$0.09	$0.30	$0.27

(*) Consists of the following:

Net realized gains before impairment losses	$1,149	$574	$3,456	$3,090

Total losses on securities with impairment charges	(270)	(146)	(414)	(146)
Non-credit portion recognized in other comprehensive income	—	—	—	—

Net impairment charges recognized in earnings	(270)	(146)	(414)	(146)

Net realized gains on investments	$879	$428	$3,042	$2,944

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$9,019	$5,829	$26,030	$23,306
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	13,809	2,387	25,859	13,864
Reclassification adjustment for net realized gains included in net income	(55)	26	(2,489)	(1,779)

Total other comprehensive income, before tax	13,754	2,413	23,370	12,085
Deferred income taxes on other comprehensive income	4,814	845	8,179	4,230

Other comprehensive income, net of tax	8,940	1,568	15,191	7,855

Total comprehensive income	$17,959	$7,397	$41,221	$31,161

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			26,030			26,030
Other comprehensive income, net of tax				15,191		15,191

Comprehensive income						41,221
Dividends on common stock			(5,846)			(5,846)
Issuance of 77,938 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		992			108	1,100
Net tax effect from exercise/vesting of stock-based compensation		31				31
Stock compensation expense		482				482

Balance at September 30, 2012	$234	$52,800	$305,587	$32,752	$(5,486)	$385,887

Balance at January 1, 2011	$234	$50,273	$258,473	$6,251	$(5,653)	$309,578
Cumulative effect of accounting change			(1,612)			(1,612)

Balance at January 1, 2011, as adjusted	234	50,273	256,861	6,251	(5,653)	307,966
Net income			23,306			23,306
Other comprehensive income, net of tax				7,855		7,855

Comprehensive income						31,161
Dividends on common stock			(5,254)			(5,254)
Issuance of 11,829 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(126)			17	(109)
Net tax effect from exercise/vesting of stock-based compensation		79				79
Stock compensation expense		563				563

Balance at September 30, 2011	$234	$50,789	$274,913	$14,106	$(5,636)	$334,406

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$26,030	$23,306
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	5,163	7,326
Provision for depreciation and amortization	3,476	2,881
Net realized gains on investment securities	(3,042)	(2,944)
Deferred federal income taxes	1,062	(1,890)
Stock compensation expense	482	563
Increase in deferred policy acquisition costs, net	(1,756)	(4,947)
Increase (decrease) in reserves for losses and loss adjustment expenses	15,270	(1,289)
Increase in premiums receivable	(19,397)	(23,513)
Increase in unearned premiums and service fees	18,666	29,247
(Increase) decrease in interest receivable and other assets	(520)	1,258
Increase in prepaid reinsurance premiums	(26)	(2,936)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	4,604	(6,287)
(Decrease) increase in amounts withheld or retained for accounts of others	(120)	38
Decrease in reinsurance recoverable	6,126	6,171
(Decrease) increase in reinsurance balances payable	(2,547)	9,932
Other	(44)	(65)

Net cash provided by operating activities	53,427	36,851

Investing activities
Purchases of fixed maturities	(193,849)	(287,515)
Purchases of equity securities	(2,580)	(21,888)
Proceeds from sale of fixed maturities	33,732	70,700
Proceeds from sale of equity securities	12,537	6,090
Proceeds from maturities and redemptions of investments	119,505	192,712
Change in other investments, net	(6,700)	(13,000)
Collection of amounts refundable on purchase price of Vanliner	—	14,256
Capital expenditures	(3,450)	(2,109)

Net cash used in investing activities	(40,805)	(40,754)

Financing activities
Additional debt borrowings	—	2,000
Net tax effect from exercise/vesting of stock-based compensation	31	79
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,100	(109)
Cash dividends paid on common shares	(5,846)	(5,254)

Net cash used in financing activities	(4,715)	(3,284)

Net increase (decrease) in cash and cash equivalents	7,907	(7,187)
Cash and cash equivalents at beginning of period	23,674	27,054

Cash and cash equivalents at end of period	$31,581	$19,867

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

2. Recent Accounting Pronouncements

Effective January 1, 2012, the Company retrospectively adopted ASU 2010-26. ASU 2010-26 amends Accounting Standard Codification 944, Financial Services—Insurance, limiting the capitalization of costs incurred in the successful acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract, which primarily consist of commissions, premium taxes and assessments. The retrospective adoption of ASU 2010-26 resulted in fewer acquisition costs being capitalized by the Company.

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

Amortization of deferred policy acquisition costs for the three and nine months ended September 30, 2012 were $20.0 million and $58.8 million, respectively, compared to $20.9 million and $58.2 million for the same periods in 2011.

Effective January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report components of other comprehensive income in the statement of shareholders’ equity. As permitted by the standard, comprehensive income is presented herein in a separate statement immediately following the Statements of Income. As the updated guidance only required a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

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

Effective January 1, 2013, the Company will adopt Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The adoption is not expected to have a material impact on the Company’s results of operations or financial position.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and perpetual preferred stocks that are not actively traded. Included in Level 2 are $5.1 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal investment professionals, who report to the Chief Investment Officer, review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,073	$107,851	$—	$109,924
Foreign government obligations	—	5,672	—	5,672
State and local government obligations	—	367,720	818	368,538
Residential mortgage-backed securities	—	214,792	—	214,792
Commercial mortgage-backed securities	—	46,544	—	46,544
Corporate obligations	—	234,964	7,467	242,431
Redeemable preferred stocks	3,763	—	482	4,245

Total fixed maturities	5,836	977,543	8,767	992,146
Equity securities:
Common stocks	24,125	—	—	24,125
Perpetual preferred stocks	1,903	2,192	396	4,491

Total equity securities	26,028	2,192	396	28,616

Total fixed maturities and equity securities	31,864	979,735	9,163	1,020,762
Cash and cash equivalents	31,581	—	—	31,581

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$63,445	$979,735	$9,163	$1,052,343

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2011:

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

The tables above exclude investments in limited partnerships accounted for under the equity method of $35.3 million and $28.1 million (included in “other invested assets”) at September 30, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the nine months ended September 30, 2012 there were four perpetual preferred stocks totaling $26 thousand that transferred from Level 1 to Level 2, and one $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at July 1, 2012	$1,628	$7,242	$478	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	190	266	4	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(1,000)	(41)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at September 30, 2012	$818	$7,467	$482	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	246	379	10	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(1,000)	(168)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at September 30, 2012	$818	$7,467	$482	$396

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2011.

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

At September 30, 2012 the Company had eight securities with a fair value of $9.2 million that are included in Level 3, which represented 0.9% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 2.4% of the Company’s shareholders’ equity at September 30, 2012, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$102,910	$7,028	$(14)	$109,924
Foreign government obligations	5,606	66	—	5,672
State and local government obligations	350,362	18,372	(196)	368,538
Residential mortgage-backed securities	209,224	7,107	(1,539)	214,792
Commercial mortgage-backed securities	45,313	1,448	(217)	46,544
Corporate obligations	228,222	14,525	(316)	242,431
Redeemable preferred stocks	4,164	114	(33)	4,245

Total fixed maturities	945,801	48,660	(2,315)	992,146
Equity securities:
Common stocks	20,330	3,828	(33)	24,125
Perpetual preferred stocks	4,243	254	(6)	4,491

Total equity securities	24,573	4,082	(39)	28,616

Total fixed maturities and equity securities	$970,374	$52,742	$(2,354)	$1,020,762

December 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$97,445	$6,566	$(4)	$104,007
Foreign government obligations	5,664	65	(6)	5,723
State and local government obligations	327,459	13,272	(484)	340,247
Residential mortgage-backed securities	223,960	4,815	(3,749)	225,026
Commercial mortgage-backed securities	23,104	464	(84)	23,484
Corporate obligations	223,563	7,774	(1,818)	229,519
Redeemable preferred stocks	10,168	182	(737)	9,613

Total fixed maturities	911,363	33,138	(6,882)	937,619
Equity securities:
Common stocks	29,678	1,765	(1,120)	30,323
Perpetual preferred stocks	1,309	142	(24)	1,427

Total equity securities	30,987	1,907	(1,144)	31,750

Total fixed maturities and equity securities	$942,350	$35,045	$(8,026)	$969,369

The table above excludes investments in limited partnerships accounted for under the equity method of $35.3 million and $28.1 million (included in “other invested assets”) at September 30, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 37.1% of the Company’s fixed maturity portfolio at September 30, 2012, with approximately $288.6 million, or 78.3%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.3% of such securities were rated investment grade (as determined by nationally recognized agencies) at September 30, 2012. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2012.

The amortized cost and fair value of fixed maturities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.2 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,732	$19,023
Due after one year through five years	220,033	234,024
Due after five years through ten years	314,530	335,400
Due after ten years	137,969	142,363

	691,264	730,810
Mortgage-backed securities	254,537	261,336

Total	$945,801	$992,146

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$351	$1,591	$2,302	$2,299
Fixed maturity losses	(167)	—	(250)	—
Equity security gains	514	35	1,462	1,313
Equity security losses	(269)	(215)	(983)	(215)
Other investments, net gains (losses)	450	(983)	511	(453)

Net realized gains on investments	$879	$428	$3,042	$2,944

Pre-tax net realized gains on investments of $0.9 million and $3.0 million for the three and nine months ended September 30, 2012 were primarily generated from net realized gains associated with the sales or redemptions of securities of $0.7 million and $2.9 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Equity partnership investments generated net gains of $0.5 million for both the three and nine months ended September 30, 2012, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.3 million and $0.4 million for the three and nine months ended September 30, 2012 on several equity securities due to the uncertainty surrounding the timing and extent of recovery.

Pre-tax net realized gains were $0.4 million and $2.9 million for the three and nine months ended September 30, 2011, respectively. The net realized gains for both the three and nine months ended September 30, 2011 were generated from net realized gains associated with the sales of securities of $1.5 million and $3.5 million, respectively, which were primarily from common stocks, corporate and municipal obligations. Partially offsetting these gains were net losses associated with equity partnership investments of $1.0 million and $0.5 million, respectively, and an other-than-temporary impairment charge of $0.1 million for both the three and nine months ended September 30, 2011 on several equity securities.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$5,792	$(14)	99.8%	3	$—	$—	—	—
State and local government obligations	7,400	(12)	99.8%	4	1,852	(184)	91.0%	2
Residential mortgage-backed securities	24,898	(175)	99.3%	14	13,407	(1,364)	90.8%	8
Commercial mortgage-backed securities	4,888	(217)	95.7%	2	—	—	—	—
Corporate obligations	8,979	(209)	97.7%	27	1,612	(107)	93.8%	8
Redeemable preferred stocks	622	(3)	99.5%	1	2,221	(30)	98.7%	4

Total fixed maturities	52,579	(630)	98.8%	51	19,092	(1,685)	91.9%	22
Equity securities:
Common stocks	384	(33)	92.1%	5	—	—	—	—
Perpetual preferred stocks	3	(6)	33.3%	2	—	—	—	—

Total equity securities	387	(39)	90.8%	7	—	—	—	—

Total fixed maturities and equity securities	$52,966	$(669)	98.8%	58	$19,092	$(1,685)	91.2%	22

December 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$959	$(4)	99.6%	2	$—	$—	—	—
Foreign government obligations	1,029	(6)	99.4%	1	—	—	—	—
State and local government obligations	16,356	(28)	99.8%	6	3,633	(456)	88.8%	4
Residential mortgage-backed securities	54,588	(1,021)	98.2%	21	12,038	(2,728)	81.5%	8
Commercial mortgage-backed securities	5,040	(17)	99.7%	2	2,461	(67)	97.3%	1
Corporate obligations	48,786	(1,677)	96.7%	95	1,966	(141)	93.3%	2
Redeemable preferred stocks	426	(50)	89.5%	2	2,693	(687)	79.7%	6

Total fixed maturities	127,184	(2,803)	97.8%	129	22,791	(4,079)	84.8%	21
Equity securities:
Common stocks	13,198	(1,120)	92.2%	39	—	—	—	—
Perpetual preferred stocks	600	(24)	96.2%	3	—	—	—	—

Total equity securities	13,798	(1,144)	92.3%	42	—	—	—	—

Total fixed maturities and equity securities	$140,982	$(3,947)	97.3%	171	$22,791	$(4,079)	84.8%	21

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.0 million at December 31, 2011 to $2.4 million at September 30, 2012. The improvement in gross unrealized losses was driven by a decrease in market yields resulting from a decline in interest rates and a general tightening of credit spreads from December 31, 2011. The $2.4 million in gross unrealized losses at September 30, 2012 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, corporate obligations, commercial mortgage-backed securities, and state and local government obligations. The gross unrealized losses on equity securities were $39 thousand and have been in an unrealized loss position for twelve months or less and are considered to be temporary. Investment grade securities represented 70.3% of all fixed maturity securities with unrealized losses.

At September 30, 2012, gross unrealized losses on residential mortgage-backed securities were $1.5 million and represented 66.5% of the total gross unrealized losses on fixed maturities. There were 14 securities with gross unrealized losses of $0.2 million that were in an unrealized loss position for less than 12 months and eight securities with gross unrealized losses of $1.4 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.2 million at September 30, 2012. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.

At September 30, 2012, the corporate obligations with gross unrealized losses of $0.3 million consisted of 27 holdings that were in an unrealized loss position of $0.2 million for less than 12 months and eight holdings that were in an unrealized loss position of $0.1 million for more than 12 months. Commercial mortgage-backed securities, with gross unrealized losses of $0.2 million, consisted of two holdings with gross unrealized losses of $0.2 million that were in an unrealized loss position for less than 12 months. The state and local government obligations, with gross unrealized losses of $0.2 million, primarily consisted of two holdings with gross unrealized losses of $0.2 million that were in an unrealized loss position for more than 12 months. Investment grade securities represented 69.9% of fixed maturity securities with unrealized losses in corporate obligations, commercial mortgage-backed securities, and state and local government obligations.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the third quarter of 2012 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy were to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

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

5. Income Taxes

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
	(Dollars in thousands)		(Dollars in thousands)
Federal income tax expense at statutory rate	$4,401	$2,852	$12,701	$11,630
Effect of:
Tax-exempt investment income	(945)	(833)	(2,772)	(2,222)
Other items, net	98	298	329	514

	$3,554	$2,317	$10,258	$9,922

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2012	December 31, 2011(1)
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$15,252	$13,952
Unpaid losses and loss adjustment expenses	19,748	18,821
Assessments and fees payable	1,713	1,632
Realized losses on investments, primarily impairments	4,730	5,873
Accrued compensation	2,780	3,565
Limited partnership investments	901	1,167
Other, net	2,549	3,314

	47,673	48,324
Deferred Tax Liabilities:
Deferred policy acquisition costs	(9,226)	(8,611)
Unrealized gains on investments	(17,636)	(9,456)
Intangible assets	(2,949)	(3,023)
Other, net	(862)	(993)

Total deferred tax liabilities	(30,673)	(22,083)

Net deferred income tax assets	$17,000	$26,241

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2012, there were options for 593,888 shares outstanding and 682,083 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For both the three months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.1 million with related income tax benefits of approximately $30 thousand. For the nine months ended September 30, 2012 and 2011, the Company recognized stock-based compensation expense of $0.5 million and $0.6 million, respectively, with related income tax benefits of approximately $0.1 million recognized in both periods.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011(1)	2012	2011(1)
	(In thousands, except per share data)		(In thousands, except per share data)

Net income	$9,019	$5,829	$26,030	$23,306

Weighted average shares outstanding during period	19,438	19,368	19,420	19,367
Additional shares issuable under employee common stock option plans using treasury stock method	136	126	132	110

Weighted average shares outstanding assuming exercise of stock options	19,574	19,494	19,552	19,477

Net income per share:
Basic	$0.46	$0.30	$1.34	$1.20
Diluted	$0.46	$0.30	$1.33	$1.20

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

For the three months ended September 30, 2012 and 2011, there were 140,000 and 247,152, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September

30, 2012 and 2011, there were 204,110 and 289,800, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2012, Great American owned 52.2% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$576	$669	$1,949	$3,227
Assumed premiums earned	636	1,033	2,204	3,042
Assumed losses and loss adjustment expense incurred	378	1,356	1,590	3,375
Ceded premiums written	14	(62)	60	415
Ceded premiums earned	14	206	112	1,050
Ceded losses and loss adjustment expense recoveries	189	138	806	1,273
Payable to Great American as of period end	55	8	55	8

During the second quarter of 2011, Florida recreational vehicle risks previously written through Great American were transitioned to TCC, thus accounting for the decline in assumed premiums written and earned from Great American. The decline in risks ceded to Great American is representative of the fact that Great American currently only participates as a reinsurer on one of NIIC’s reinsurance treaties as compared to three treaties in 2011.

Great American and its parent, American Financial Group, Inc., perform certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to the Company. This could impact the Company’s personnel resources, require the Company to hire additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first nine months of 2012, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $1.0 million and $0.3 million, respectively. These treaties were negotiated at arms length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. One of the Company’s directors is the president and chief financial officer of Validus Holdings, Ltd., the parent of Validus.

The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

9. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$123,932	$118,804	$409,988	$404,127
Reinsurance assumed	2,342	2,057	6,641	7,532
Reinsurance ceded	(14,057)	(19,120)	(61,942)	(65,924)

Net premiums written	$112,217	$101,741	$354,687	$345,735

Direct premiums earned	$133,160	$126,763	$391,469	$374,977
Reinsurance assumed	2,037	2,335	6,400	7,345
Reinsurance ceded	(20,114)	(21,151)	(61,795)	(62,772)

Premiums earned	$115,083	$107,947	$336,074	$319,550

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2012 and 2011 were $9.3 million and $9.7 million, respectively, and were $33.4 million and $39.2 million for the nine months ended September 30, 2012 and 2011, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2012 and December 31, 2011, the liability for such assessments was $5.2 million and $4.8 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$60,273	$52,430	$176,429	$148,047
Transportation	37,576	36,966	108,792	115,574
Specialty Personal Lines	11,830	13,297	35,433	40,710
Hawaii and Alaska	3,692	3,686	10,587	10,540
Other	1,712	1,568	4,833	4,679

Total premiums earned	115,083	107,947	336,074	319,550
Net investment income	8,713	7,623	26,849	22,321
Net realized gains on investments	879	428	3,042	2,944
Other	831	860	2,474	2,830

Total revenues	$125,506	$116,858	$368,439	$347,645

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have five property and casualty insurance subsidiaries: NIIC, VIC, National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 29 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.

As of September 30, 2012, Great American Insurance Company (“Great American”) owned 52.2% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

Our net income, determined in accordance with GAAP, includes items that may not be indicative of our ongoing operations. The following table identifies such items and reconciles net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended September 30,
	2012		2011(1)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$8,460	$0.43	$5,912	$0.31
After-tax net realized gain from investments	571	0.03	279	0.01
After-tax impact from balance sheet guaranty for Vanliner	(12)	0.00	(362)	(0.02)

Net income	$9,019	$0.46	$5,829	$0.30

	Nine Months Ended September 30,
	2012		2011(1)
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$23,975	$1.23	$23,483	$1.21
After-tax net realized gain from investments	1,977	0.10	1,914	0.10
After-tax impact from balance sheet guaranty for Vanliner	78	0.00	(2,091)	(0.11)

Net income	$26,030	$1.33	$23,306	$1.20

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under Accounting Standards Update No. 2010-26 (“ASU 2010-26”).

Our net income for the three months ended September 30, 2012 was $9.0 million ($0.46 per share diluted) compared to $5.8 million ($0.30 per share diluted) for the same period in 2011, driven by improved underwriting results, as our loss and LAE ratio decreased 1.1 percentage point to 73.4% for the third quarter of 2012 from 74.5% in the third quarter of 2011. The favorable claims results were primarily attributable to improvement in several products which we previously reported as having performed poorly in recent periods, including recreational vehicle and the ART program where we took significant underwriting actions in 2011. The decrease in the loss and LAE ratio was also impacted by favorable loss experience in our higher limit passenger transportation business where we are experiencing fewer large claims, partially offset by the continued higher than average claims severity experienced in one of the historically profitable products within our Hawaii and Alaska component. Also contributing to the growth in net income for the third quarter of 2012 compared to the same period in 2011 was an increase in net investment income, mainly attributable to a shift into higher-yielding state and local government obligations and mortgage-backed securities that was concentrated in the second half of 2011.

Net income for the nine months ended September 30, 2012 was $26.0 million ($1.33 per share diluted) compared to $23.3 million ($1.20 per share diluted) for the same period in 2011. This increase was driven by the growth in net investment income due to increased net income resulting from the same factors discussed above for the three month period, partially offset by elevated claims results as our loss and LAE ratio for the nine months ended September 30, 2012 increased 0.6 percentage points to 73.7% compared to 73.1% for the same period in 2011. The increase in the loss ratio for the first nine months of 2012 was primarily attributable to higher than average claims severity experienced in two historically profitable products, one in our Hawaii and Alaska component and one in our ART transportation component, as well as adverse claim development from prior years’ loss reserves. We expect that these products’ results in future periods will be more consistent with our historical results.

UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the three and nine months ended September 30, 2012 and 2011 have been removed in determining net income from operations to reflect only those results of our ongoing business.

Our net income from operations for the three and nine months ended September 30, 2012 was $8.5 million ($0.43 per share diluted) and $24.0 million ($1.23 per share diluted), respectively, compared to $5.9 million ($0.31 per share diluted) and $23.5 million ($1.21 per share diluted) for the same periods in 2011. For the three and nine months ended September 30, 2012, the loss and LAE ratios from ongoing operations, which exclude the impact from the runoff of the guaranteed Vanliner business, were 73.4% and 73.8%, respectively, compared to 74.4% and 71.4% for the same periods in 2011. The primary drivers for these period-over-period fluctuations are the same as those discussed above for the changes in net income for the respective periods.

We recorded after-tax net realized gains from investments of $0.6 million ($0.03 per share diluted) and $2.0 million ($0.10 per share diluted) for the third quarter and first nine months of 2012, respectively, compared to $0.3 million ($0.01 per share diluted) and $1.9 million ($0.10 per share diluted) for the comparative periods in 2011. Our after-tax net realized gains for both the three and nine months ended September 30, 2012 were primarily generated by sales or redemptions of securities and net gains associated with equity partnership investments, while the after-tax net realized gains for the comparable periods in 2011 related primarily to sales or redemptions of securities, partially offset by net losses associated with equity partnership investments.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$55,745	44.1%	$53,365	44.2%
Transportation	49,712	39.4%	46,093	38.1%
Specialty Personal Lines	12,471	9.9%	13,295	11.0%
Hawaii and Alaska	6,375	5.0%	6,479	5.4%
Other	1,971	1.6%	1,629	1.3%

Gross premiums written	$126,274	100.0%	$120,861	100.0%

	Nine Months Ended September 30,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$224,189	53.9%	$222,810	54.1%
Transportation	132,650	31.8%	126,512	30.7%
Specialty Personal Lines	39,673	9.5%	43,085	10.5%
Hawaii and Alaska	14,964	3.6%	14,672	3.6%
Other	5,153	1.2%	4,580	1.1%

Gross premiums written	$416,629	100.0%	$411,659	100.0%

Three months ended September 30, 2012 compared to September 30, 2011. Gross premiums written includes both direct and assumed premium. During the third quarter of 2012, our gross premiums written increased $5.4 million, or 4.5%, compared to the same period in 2011, primarily attributable to the growth experienced in our transportation and ART components. Gross premiums written in our transportation component increased by $3.6 million, or 7.9%, in the third quarter of 2012 compared to the same period in 2011, primarily due to growth in our trucking transportation product, which saw increases in both rates and exposures, as well as the impact from capitalizing on new business opportunities in the gradually improving commercial insurance market. Our ART component’s gross premiums written increased $2.4 million, or 4.5%, during the third quarter of 2012 compared to the same period in 2011 due to growth in existing ART programs, including the addition of two new customers to our large account ART product, the addition of new customers in many of our other ART programs and an increase in exposures on renewal business. Additionally, we continued to experience near 100% member retention in group ART programs renewing during the period. The ART growth was partially offset by reductions in premium primarily associated with the impact from our previously reported 2011 termination of one of the products in the program business portion of our ART component. This program comprised 7.8% of our gross premiums written during the third quarter of 2011. The decrease of $0.8 million, or 6.2%, in our specialty personal lines component was primarily related to the decline in our recreational vehicle product due to the continued trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

Nine months ended September 30, 2012 compared to September 30, 2011. During the first nine months of 2012, our gross premiums written increased $5.0 million, or 1.2%, compared to the same period in 2011, primarily attributable to our transportation and ART components. Gross premiums written in our transportation component increased $6.1 million, or 4.9%, mainly due to the trucking transportation product, as noted above for the three month period, as well as Vanliner’s moving and storage products which grew due to a combination of rate increases and the addition of new customers during the period. Our ART component’s gross premiums written increased $1.4 million, or 0.6%, due to the same factors discussed above for the three month period, as well as increased rates on renewal business. Partially offsetting this growth was the impact of the previously noted program terminated in 2011. This program comprised 6.2% of our gross premiums written for the first nine months of 2011. Gross premiums written in our specialty personal lines component decreased $3.4 million, or 7.9%, for the nine months ended September 30, 2012 compared to the same period in 2011 due to the decline in our recreational vehicle product as discussed above for the three month period, as well as the impact of the previously reported ongoing pricing and underwriting actions associated with our commercial vehicle product which have continued into 2012.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the third quarter of 2012 and 2011, we recorded a $0.7 premium assessment and a $2.2 million return of premium, respectively. For the first nine months of 2012 and 2011, we recorded a $1.2 million premium assessment and a $0.5 million return of premium, respectively.

Premiums Earned

Three months ended September 30, 2012 compared to September 30, 2011. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$60,273	$52,430	$7,843	15.0%
Transportation	37,576	36,966	610	1.7%
Specialty Personal Lines	11,830	13,297	(1,467)	(11.0%)
Hawaii and Alaska	3,692	3,686	6	0.2%
Other	1,712	1,568	144	9.2%

Total premiums earned	$115,083	$107,947	$7,136	6.6%

Our premiums earned increased $7.1 million, or 6.6%, to $115.1 million during the three months ended September 30, 2012 compared to $107.9 million for the same period in 2011. The increase is primarily attributable to our ART component, which grew $7.8 million, or 15.0%, over 2011 mainly due to the gross premiums written growth from existing and new programs experienced throughout 2011 and the first nine months of 2012. Partially offsetting this growth was a decrease in our specialty personal lines component of $1.5 million, or 11.0%, due to the decline in premiums written in our recreational vehicle and commercial vehicle products experienced throughout 2011 and the first nine months of 2012, as discussed above. Premiums earned in our transportation component were relatively flat, increasing $0.6 million, or 1.7%, during the three months ended September 30, 2012 as compared to the same period in 2011. However, included in this period-over-period change is a $1.8 million decrease related to the runoff of Vanliner’s premiums earned associated with the business covered by the balance sheet guaranty. The remaining $2.4 million, or 6.7%, increase in the transportation component was driven by the gross premiums written growth experienced in our trucking transportation product during the first nine months of 2012 and in our moving and storage products throughout 2011.

Nine months ended September 30, 2012 compared to September 30, 2011. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$176,429	$148,047	$28,382	19.2%
Transportation	108,792	115,574	(6,782)	(5.9%)
Specialty Personal Lines	35,433	40,710	(5,277)	(13.0%)
Hawaii and Alaska	10,587	10,540	47	0.4%
Other	4,833	4,679	154	3.3%

Total premiums earned	$336,074	$319,550	$16,524	5.2%

Our premiums earned increased $16.5 million, or 5.2%, to $336.1 million during the nine months ended September 30, 2012 compared to $319.6 million for the same period in 2011. The increase is primarily attributable to our ART component, which grew $28.4 million, or 19.2%, over 2011 due to the same factors discussed above for the three month period. Partially offsetting this increase were decreases in our transportation and specialty personal lines components of $6.8 million, or 5.9%, and $5.3 million, or 13.0%, respectively. The $6.8 million decline in our transportation component was driven by a $25.1 million decrease related to the runoff of Vanliner’s premiums earned associated with the business covered by the balance sheet guaranty, which was partially offset by growth experienced in our trucking transportation and moving and storage products, as discussed above for the three month period. The decrease in our specialty personal lines component was due to the same factors discussed above for the three month period.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, beginning in 2011 and continuing through the first nine months of 2012, we saw rate levels begin to stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$126,274	$120,861	$416,629	$411,659
Ceded reinsurance	(14,057)	(19,120)	(61,942)	(65,924)

Net premiums written	112,217	101,741	354,687	345,735
Change in unearned premiums, net of ceded	2,866	6,206	(18,613)	(26,185)

Total premiums earned	$115,083	$107,947	$336,074	$319,550

Combined Ratios:
Loss and LAE ratio (1)	73.4%	74.5%	73.7%	73.1%
Underwriting expense ratio (2) (3)	23.1%	24.5%	23.4%	23.5%

Combined ratio	96.5%	99.0%	97.1%	96.6%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
(3)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Three months ended September 30, 2012 compared to September 30, 2011. Our consolidated loss and LAE ratio for the third quarter of 2012 decreased 1.1 percentage points to 73.4% compared to 74.5% in the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 73.4% for the three months ended September 30, 2012 compared to 74.4% for the same period in 2011. This decrease over the prior period is primarily attributable to improvement in the claims results of several products which we had previously reported as having performed poorly in recent periods, including recreational vehicle and one of the products in the program business portion of our ART component where we took significant underwriting actions in 2011. Also contributing to the improvement in the loss and LAE ratio was favorable loss experience in our higher limit passenger transportation business where we are experiencing fewer large claims. The improvement in the third quarter of 2012 loss results was partially offset by the continued higher than average claims severity experienced in one of the historically profitable products within our Hawaii and Alaska component. For the third quarter of 2012, we had favorable development from prior years’ loss reserves of $0.1 million, or 0.1 percentage points, compared to favorable development of $0.8 million, or 0.7 percentage points, in the third quarter of 2011. This favorable development was primarily related to settlements below the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the third quarter of 2012 decreased 1.4 percentage points to 23.1% compared to 24.5% for the same period in 2011. The underwriting expense ratio for our ongoing business was 23.1% for the three months ended September 30, 2012 compared to 24.4% for the same period in 2011. This 1.3 percentage point decrease was primarily attributable to our mix of business written during the third quarter of 2012 which had a lower cost structure compared to 2011.

Nine months ended September 30, 2012 compared to September 30, 2011. Our consolidated loss and LAE ratio for the nine months ended September 30, 2012 increased 0.6 percentage points to 73.7% compared to 73.1% in the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 73.8% for the first nine months of 2012 compared to 71.4% for the same period in 2011. This increase over the prior period is primarily attributable to higher than average claims severity experienced in two historically profitable products, one in our Hawaii and Alaska component and one in our ART transportation component, as well as adverse claim development from prior years’ loss reserves. We expect that these products’ results in future periods will be more consistent with our historical results. However, we will continue to closely monitor the products’ performance and will respond with rate increases or non-renewals, as necessary. Partially offsetting these elevated claims results was the improved performance of recreational vehicle and one of the products in the program business portion of our ART component where we took significant underwriting actions in 2011, as discussed above for the three month period. For the nine months ended September 30, 2012, we had unfavorable development from prior years’ loss reserves of $1.6 million, or 0.5 percentage points, compared to favorable development of $1.3 million, or 0.4 percentage points, for the first nine months of 2011.

The consolidated underwriting expense ratio for the nine months ended September 30, 2012 was 23.4% compared to 23.5% for the same period in 2011. The underwriting expense ratio for our ongoing business remained relatively flat at 23.4% and 23.9% for the nine months ended September 30, 2012 and 2011, respectively.

Net Investment Income

2012 compared to 2011. For the three and nine month periods ended September 30, 2012, net investment income was $8.7 million and $26.8 million, respectively, compared to $7.6 million and $22.3 million for the same periods in 2011. The increase in investment income for both the three and nine months ended September 30, 2012 is primarily due to a shift into higher yielding securities during the second half of 2011. This shift was primarily concentrated in state and local government obligations and mortgage-backed securities with a decreased focus on lower yielding U.S. government and government agency obligations.

Net Realized Gains on Investments

2012 compared to 2011. Pre-tax net realized gains on investments were $0.9 million for the third quarter of 2012 compared to $0.4 million for the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, pre-tax net realized gains were $3.0 million and $2.9 million, respectively. The pre-tax net realized gains for both the three and nine months ended September 30, 2012 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $0.7 million and $2.9 million, respectively. Additionally, equity partnership investments produced net gains of $0.5 million for both the three and nine months ended September 30, 2012, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.3 million and $0.4 million for the three and nine months ended September 30, 2012, respectively. The pre-tax net realized gains for both the three and nine months ended September 30, 2011 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $1.5 million and $3.5 million, respectively. Offsetting these gains were net realized losses of $1.0 million and $0.5 million associated with equity partnership investments for the three and nine months ended September 30, 2011, respectively, and other-than-temporary impairment charges of $0.1 million for both the three and nine months ended September 30, 2011.

Commissions and Other Underwriting Expenses

2012 compared to 2011. During the third quarter of 2012, commissions and other underwriting expenses of $22.5 million decreased $0.6 million, or 2.6%, from $23.1 million in the comparable period in 2011. For the nine months ended September 30, 2012 and 2011, commissions and other underwriting expenses were $66.7 million and $65.0 million, respectively, increasing $1.7 million, or 2.5%. Both the quarter and year-to-date fluctuations are primarily attributable to changes in business mix written during the periods. While commissions and other underwriting expenses, as a percentage of premiums earned, for the third quarter of 2012 decreased to 19.6% from 21.4% for the same period in 2011, they were relatively flat at 19.8% and 20.4% for the nine months ended September 30, 2012 and 2011, respectively. Commissions and other underwriting expenses for the three and nine months ended September 30, 2011 have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Other Operating and General Expenses

2012 compared to 2011. Other operating and general expenses increased $0.6 million, or 15.2%, to $4.9 million during the quarter ended September 30, 2012 compared to $4.2 million for the same period in 2011. For the nine months ended September 30, 2012 and 2011, other operating and general expenses were $14.4 million and $12.9 million, respectively, increasing $1.5 million, or 11.7%. Both the quarter and year-to-date increases are primarily attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. Other operating and general expenses, as a percentage of premiums earned, were relatively flat at 4.2% and 4.3% for the three and nine months ended September 30, 2012, respectively, compared to 3.9% and 4.0% for the same periods in 2011.

Income Taxes

2012 compared to 2011. The effective tax rate of 28.3% for the three month period ended September 30, 2012 was relatively flat compared to the 28.4% rate reported for the same period in 2011. The 2012 year-to-date effective tax rate decreased 1.6 percentage points to 28.3% as compared to 29.9% for the same period in 2011, primarily attributable to an increase in tax-exempt investment income.

Financial Condition

Investments

At September 30, 2012, our investment portfolio contained $992.1 million in fixed maturity securities and $28.6 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $35.3 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At September 30, 2012, we had pre-tax net unrealized gains of $46.3 million on fixed maturities and $4.0 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At September 30, 2012, 89.8% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

State and local government obligations represented approximately 37.1% of our fixed maturity portfolio at September 30, 2012, with approximately $288.6 million, or 78.3%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.3% of such securities were rated investment grade at September 30, 2012. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2012.

Summary information for securities with unrealized gains or losses at September 30, 2012 is shown in the following table. Approximately $8.3 million of fixed maturities and $1.0 million of equity securities had no unrealized gains or losses at September 30, 2012.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$912,132	$71,669
Amortized cost of securities	863,472	73,984
Gross unrealized gain or (loss)	$48,660	$(2,315)
Fair value as a % of amortized cost	105.6%	96.9%
Number of security positions held	762	73
Number individually exceeding $50,000 gain or (loss)	314	8
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$7,028	$(14)
Foreign governments	66	—
State, municipalities and political subdivisions	18,372	(196)
Residential mortgage-backed securities	7,107	(1,539)
Commercial mortgage-backed securities	1,448	(217)
Banks, insurance and brokers	4,993	(43)
Industrial and other	9,646	(306)
Percent rated investment grade (a)	91.3%	70.3%
Equity Securities:
Fair value of securities	$27,234	$387
Cost of securities	23,152	426
Gross unrealized gain or (loss)	$4,082	$(39)
Fair value as a % of cost	117.6%	90.8%
Number individually exceeding $50,000 gain or (loss)	19	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2012, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.0%	0.7%
After one year through five years	25.1%	7.2%
After five years through ten years	35.7%	13.3%
After ten years	13.7%	18.5%

	76.5%	39.7%
Mortgage-backed securities	23.5%	60.3%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At September 30, 2012
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (155 issues)	$293,037	$18,025	106.6%
More than one year (159 issues)	296,799	22,284	108.1%
Less than $50,000 (448 issues)	322,296	8,351	102.7%

	$912,132	$48,660

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$1,896	$(176)	91.5%
More than one year (7 issues)	11,301	(1,497)	88.3%
Less than $50,000 (65 issues)	58,472	(642)	98.9%

	$71,669	$(2,315)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (18 issues)	$12,999	$2,702	126.2%
More than one year (1 issue)	1,277	399	145.4%
Less than $50,000 (65 issues)	12,958	981	108.2%

	$27,234	$4,082

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issue)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (7 issues)	387	(39)	90.8%

	$387	$(39)

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

Premiums Receivable and Unearned Premiums

Premiums receivable increased $19.4 million, or 11.3%, and unearned premiums increased $18.7 million, or 8.0%, from December 31, 2011 to September 30, 2012. Under most of our group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year, typically resulting in a large increase in premiums receivable and unearned premiums. These balances gradually decline throughout the remainder of the year.

Liquidity and Capital Resources

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2012, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents increased $7.9 million from $23.7 million at December 31, 2011 to $31.6 million at September 30, 2012. We generated net cash from operations of $53.4 million for the nine months ended September 30, 2012, compared to $36.9 million during the comparable period in 2011. This increase of $16.5 million is primarily due to a decrease in claim payments related to the runoff of the guaranteed Vanliner reserves and lower estimated federal income tax payments made during the first nine months of 2012 as compared to the same period in 2011. Partially offsetting these changes in cash flows from operations was a decrease related to less significant growth in premiums written in the first nine months of 2012 compared to the same period in 2011, as well as the decrease in reinsurance balances payable attributable to the impact of the previously reported termination of one of our ART programs in 2011. The terminated ART program utilized a third party reinsurer, whereas most of our ART premium growth since that termination has been concentrated in programs which utilize our wholly-owned reinsurance company, HIL, for that purpose. Estimated tax payments made during the first nine months of 2011 included $8.4 million associated with the Vanliner acquisition (included in the line item “Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable” on our Consolidated Statement of Cash Flows at September 30, 2011), which was offset by cash received of an equal amount (included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statement of Cash Flows for the nine months ended September 30, 2011).

Net cash used in investing activities was $40.8 million for both the nine months ended September 30, 2012 and 2011. Included in the change in cash used in investing activities for the first nine months of 2012 compared to the same period in 2011 were decreases of $93.7 million and $19.3 million from the purchases of fixed maturity investments and equity securities, respectively, partially offset by a $73.2 million decrease in the proceeds from maturities and redemptions of fixed maturity investments and a $37.0 million decrease in the proceeds from sales of fixed maturities. The decreases in investment activity in 2012 were due to a large number of securities obtained as part of the Vanliner acquisition maturing during the first six months of 2011, and the subsequent reinvestment of the proceeds from those securities. The net purchases of fixed maturities during the first nine months of 2012 were primarily concentrated in state and local government obligations and commercial mortgage-backed securities, while the net sales of equity securities during the period were primarily concentrated in the exchange traded fund portion of our common stock portfolio. Included in the change in cash used in investing activities was the receipt of the $14.3 million refund in the first nine months of 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value. Also contributing to the change in cash used in investing activities was a $6.4 million increase in the proceeds from the sale of equity securities and a $6.3 million decrease in the purchases of other investments, which are comprised of limited partnership investments.

Net cash used in financing activities was $4.7 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively. This $1.4 million increase in cash used in financing activities was primarily driven by the $2.0 million draw on our credit facility in the second quarter of 2011. There have been no draws on the credit facility during the first nine months of 2012. Our financing activities also include those related to stock option activity and dividends paid on our common shares.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

We have a $50.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in December 2012, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $75.0 million subject to the Credit Agreement’s accordion feature. At September 30, 2012 there was $22.0 million drawn on this credit facility. Amounts borrowed bear interest at either (1) a rate per annum equal to the greater of the administrative agent’s prime rate or 0.5% in excess of the federal funds effective rate or (2) rates ranging from 0.45% to 0.90% over LIBOR based on our A.M. Best insurance group rating, or 0.65% at September 30, 2012. As of September 30, 2012, the interest rate on this debt is equal to LIBOR (0.4375% at September 30, 2012) plus 65 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including consolidated net worth, fixed charge coverage ratio and debt-to-capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants, including negative covenants that limit or restrict our ability to, among other things, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2012, we were in compliance with all financial covenants.

We expect the execution of a new credit agreement during the fourth quarter of 2012 to replace the current credit facility prior to its December 2012 expiration. Due to the favorable terms of our existing Credit Agreement relative to those currently available in the commercial lending marketplace, we anticipate the new credit facility to potentially be at a higher cost.

We believe that funds generated from operations, including dividends from insurance subsidiaries and parent company cash, will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. Our ongoing corporate initiatives include actively evaluating potential acquisitions. At such time that we would execute an agreement to enter into an acquisition, such a transaction, depending upon the structure and size, could have an impact on our liquidity. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our long-term operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.

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

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2012 and December 31, 2011, we had $791.8 million and $776.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review our recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves for the year ending December 31, 2011 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2012 and December 31, 2011.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2012, we recorded other-than-temporary impairment charges of $0.3 million and $0.4 million, respectively. The other-than-temporary impairment charges recorded for both periods were taken on equity securities where management is uncertain of the timing and extent of ultimate recovery. During both the three and nine months ended September 30, 2011, we recorded other-than-temporary impairment charges of $0.1 million on equity securities that were in an unrealized loss position prior to impairment and which were likely to be disposed of in the near future. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements

During the first nine months of 2012, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2012, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011 under Item  7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011, Note 16 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 10 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.

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

NATIONAL INTERSTATE CORPORATION

Date: November 2, 2012	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 2, 2012	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)