Form 10-K
period 2012-12-31
National Interstate CORP
filed 2013-03-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $187.3 million (based upon non-affiliate holdings of 7,042,790 shares and a market price of $26.59 at June 30, 2012).

As of March 5, 2013 there were 19,625,465 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:

Proxy Statement for 2013 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

•	our ability to manage our growth strategy;

•	performance of securities markets;

•	our ability to attract and retain independent agents and brokers;

•	customer response to new products and marketing initiatives;

•	tax law and accounting changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.

The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

PART I

ITEM 1 Business

Introduction

National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at http://invest.natl.com. SEC filings are posted to our website as soon as reasonably possible. Information on the website is not part of this Form 10-K.

Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is our majority shareholder. At December 31, 2012, Great American owned 51.9% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol “NATL.”

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

Property and Casualty Insurance Operations

We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 22 of the 24 years we have been in business. For the year ended December 31, 2012, we had gross premiums written (direct and assumed) of $573.5 million and net income of $34.3 million.

Our Products

We offer approximately 40 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer (“ART”), transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.

The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$316,114	55.2%	$285,352	54.2%	$229,844	52.4%
Transportation	180,786	31.5%	162,870	30.9%	123,752	28.2%
Specialty Personal Lines	51,026	8.9%	53,729	10.2%	61,662	14.1%
Hawaii and Alaska	18,383	3.2%	18,137	3.5%	18,104	4.1%
Other	7,161	1.2%	6,225	1.2%	5,268	1.2%

Gross premiums written	$573,470	100.0%	$526,313	100.0%	$438,630	100.0%

For 2012, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Averages
Alternative Risk Transfer	$6,200-$7,135,000	$79,400
Transportation	$3,800-$104,600	$20,200
Specialty Personal Lines	$1,000-$3,000	$1,100
Hawaii and Alaska	$1,900-$26,900	$3,700

Alternative Risk Transfer.    We underwrite, market and distribute primarily truck transportation, passenger transportation and moving and storage ART insurance products, also known as captives. ART products function by utilizing insurance or reinsurance companies that are owned or “rented” (as described below) by the participants in the program. Participants may include homogeneous groups of passenger transportation, trucking or moving and storage companies, transportation insurance agencies and individual, larger insureds as single participants in our large account ART products. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured through the program. Participants in these programs typically are interested in the improved risk control, increased participation in the claims settlement process and asset investment features associated with an ART insurance program.

We support two forms of ART programs – member-owned and rental. In a member-owned ART program, the participants form, capitalize and manage their own reinsurance company. In a rental ART program, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental ART program pay a fee to the reinsurance company owner to use the reinsurance facility in their ART program; in other words, the participants “rent” it. For both member-owned and rental ART programs, we typically underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the ART insurance program. The ART insurance program serves the same purpose for the participants regardless of whether they own the reinsurance company or rent it. Hudson Indemnity, Ltd. (“HIL”), our consolidated subsidiary, is “rented” to program participants to facilitate the transfer of risk to the participants and the respective program’s results are recorded solely in HIL’s financial statements. Captive reinsurance facilities owned and managed directly by the member-owned program participants are not consolidated in our financial results since they are not variable interest entities.

The revenue we earn, our profit margins and the risks we assume are substantially consistent in member-owned and rental ART programs. The primary differences to us are the expenses associated with these programs and who ultimately bears those expenses. In a member-owned ART program, the participants own and manage their own reinsurance company, which includes general management responsibilities, financial statement preparation, actuarial analysis, investment management, corporate governance, regulatory management and legal affairs. If the actual expenses associated with managing a member-owned ART program exceed the funded projections, the participants pay for these added expenses outside the insurance transaction. In our rental ART programs, we include an expense charge in the program premium that we charge participants to fund expenses related to the managing of HIL. Investment management expenses also are included in the program premium and we cap the participant’s expense contribution regardless of whether or not we collect adequate funds to operate the off-shore reinsurance company.

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

The premiums generated by each of the ART insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may assume 100% of the losses in the first loss layer or participate in a quote share arrangement, where the losses are shared between the participants and us. The loss layers typically range from $50,000 to $500,000 per occurrence and our customers’ participation percentages in quota share arrangements generally range from 30% to 50%. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the ART program participants and the service providers. We are the primary or only service provider to every rental ART program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the ART program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 60.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the ART program.

Since our first member-owned ART program in the passenger transportation insurance market was established in 1995, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, paratransit operations, taxi cabs, liquefied petroleum gas distributors, buses, crane and rigging operators, trucks and moving and storage companies. As of December 31, 2012, we insured approximately 360 transportation companies in ART programs. No one customer in our ART business accounted for 10.0% or more of the revenues of this component of our business during 2012. We also have partnered with insureds and agents in programs, whereby the insured or agent shares in underwriting results and investment income with HIL.

Transportation.    We believe that we are one of the largest writers of insurance for the passenger transportation industry in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage and motor truck cargo and related coverages for truck and passenger operators. Beginning in 2012, we also underwrite workers’ compensation insurance for passenger transportation operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. We also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2012.

Specialty Personal Lines.    We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders covering automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for RV risks underwritten by us and issued by Great American.

Also included in the specialty personal lines component is the commercial vehicle product, which we offered in twelve states as of December 31, 2012. This product provides coverage for companies with vehicles used by contractors, artisans and other small businesses. We currently insure vehicles ranging from private passenger autos to customized vans and dump trucks. We continue to leverage current technology advances to enhance our existing distribution channels for the commercial vehicle product.

Hawaii and Alaska.    Our Hawaii office provides general commercial and transportation insurance for business owners in both Hawaii and Alaska. We have become a leading writer of public and truck transportation in both states and continue to look for new opportunities to enhance our general commercial position.

Geographic Concentration

The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2012		2011
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
California	$82,565	14.6%	$75,538	14.6%
Texas	41,519	7.4%	42,073	8.1%
New York	31,521	5.6%	30,311	5.9%
North Carolina	29,379	5.2%	23,452	4.5%
Florida	27,824	4.9%	27,604	5.3%
Pennsylvania	25,597	4.5%	24,575	4.8%
New Jersey	23,621	4.2%	22,200	4.3%
Illinois	22,432	4.0%	17,911	3.5%
Missouri	20,901	3.7%	19,691	3.8%
All other states	259,242	45.9%	233,563	45.2%

Direct premiums written	$564,601	100.0%	$516,918	100.0%

Concentration by Statutory Line of Business

The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2012		2011
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
Auto and other liability	$311,532	55.2%	$301,343	58.3%
Workers’ compensation	159,994	28.3%	120,674	23.3%
Auto physical damage	78,557	13.9%	81,827	15.8%
All other lines	14,518	2.6%	13,074	2.6%

Direct premiums written	$564,601	100.0%	$516,918	100.0%

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

Underwriting

We employ a pricing segmentation approach in our underwriting that makes extensive use of proprietary data and pricing methodologies. Our pricing strategy enables our product managers to manage rate structures by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach requires extensive involvement of the product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with information from the National Council on Compensation Insurance and the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in pricing our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to respond more quickly than our competitors to adverse trends and to obtain appropriate pricing and risk selection for each individual account.

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

Marketing and Distribution

We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2012, approximately 88% of our gross premiums written were generated by unaffiliated producers (i.e. independent agents, brokers and program administrators) and approximately 12% were generated by our affiliated agencies. Together, our top two unaffiliated producers accounted for approximately 12% of our gross premiums written during 2012.

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

Claims Management and Administration

We believe that effective claims management is critical and has contributed to our success, and that our process is cost efficient, delivers the appropriate level of claims service and produces superior claims results. We are focused on controlling claims from their inception with thorough investigation, accelerated communication to insureds and claimants and compressing the cycle time of claim resolution to control both loss cost and claim handling cost.

Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2012, our claims organization employed 168 people (31% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.

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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2002 through 2012. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2012,” shows the re-estimated liability as of December 31, 2012. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative redundancy which represents the aggregate percentage decrease in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses And LAE:	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(Dollars in thousands)
As originally estimated	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604
As re-estimated at December 31, 2012	61,687	78,285	97,368	134,686	163,279	197,482	248,675	266,085	553,526	578,705
Liability re-estimated as of:
One year later	63,462	84,485	106,409	143,991	176,179	209,448	261,154	269,747	583,663	578,705
Two years later	64,687	83,862	103,416	142,929	173,860	207,281	250,185	267,995	553,526
Three years later	63,037	81,991	99,768	139,994	169,879	199,142	248,851	266,085
Four years later	62,564	79,673	99,487	138,108	166,043	198,852	248,675
Five years later	60,551	79,084	99,362	135,635	163,855	197,482
Six years later	61,268	79,163	98,005	134,328	163,279
Seven years later	62,437	78,797	97,312	134,686
Eight years later	61,794	78,330	97,368
Nine years later	61,636	78,285
Ten years later	61,687
Net cumulative redundancy[1]	5,475	8,455	14,276	16,758	18,572	12,820	13,765	10,334	42,610	15,743
Net cumulative redundancy — %	8.2%	9.7%	12.8%	11.1%	10.2%	6.1%	5.2%	3.7%	7.1%	2.6%
Cumulative paid of:
One year later	22,792	29,616	37,049	51,901	63,314	67,673	91,615	90,410	182,652	201,717
Two years later	36,927	48,672	59,038	85,193	95,752	111,841	145,279	146,378	302,821
Three years later	48,660	61,001	76,617	101,340	119,984	141,484	182,163	189,177
Four years later	53,531	68,594	84,070	112,474	133,976	159,410	209,272
Five years later	57,697	71,904	89,821	117,073	140,160	170,085
Six years later	59,035	74,938	91,206	119,461	144,133
Seven years later	61,179	75,137	91,919	121,566
Eight years later	61,021	75,280	93,116
Nine years later	60,992	75,781
Ten years later	61,476

[1] —	Favorable development associated with Vanliner’s guaranteed reserves recorded in 2012 and 2011 was $19.0 million and $9.8 million, respectively. Such development is required to be reflected in the year of acquisition. As such, these amounts are included in the 2010 net cumulative redundancy reflected above. See Notes 3 and 13 to our consolidated financial statements — “Acquisition of Vanliner Group, Inc.” and “Unpaid Losses and LAE,” respectively, for discussions of this guaranty and its impact on our unpaid losses and LAE.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(Dollars in thousands)
As originally estimated:
Net liability shown above	$67,162	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604
Add reinsurance recoverables	35,048	41,986	59,387	71,763	84,115	91,786	137,561	140,841	202,509	182,128	167,701

Gross liability	$102,210	$128,726	$171,031	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645	$776,576	$775,305

As re-estimated at December 31, 2012
Net liability shown above	$61,687	$78,285	$97,368	$134,686	$163,279	$197,482	$248,675	$266,085	$553,526	$578,705	N/A
Add reinsurance recoverables re-estimated	48,287	50,870	56,384	58,902	56,539	49,176	95,267	76,677	132,270	143,790	N/A

Gross liability	$109,974	$129,155	$153,752	$193,588	$219,818	$246,658	$343,942	$342,762	$685,796	$722,495	N/A

Gross cumulative (deficiency) redundancy	$(7,764)	$(429)	$17,279	$29,619	$46,148	$55,430	$56,059	$74,498	$112,849	$54,081	N/A

Gross cumulative (deficiency) redundancy — %	(7.6%)	(0.3%)	10.1%	13.3%	17.4%	18.3%	14.0%	17.9%	14.1%	7.0%	N/A

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

The preceding tables show our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2012, our liability on a gross basis was $775.3 million and our asset for ceded reserves was $167.7 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

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

During 2012, we continued to shift the mix of our fixed maturities portfolio by reinvesting cash flows from sold and matured investments primarily into state and local government obligations and commercial mortgage-backed securities (“MBS”), as these securities generally offered the best mix of yield and duration for our business needs. This shift in our portfolio’s composition was also impacted by the mix of securities sold to fund our one-time special $2.00 per share dividend payment in December 2012.

The following table presents the percentage distribution of our investment portfolio for the dates given based upon fair value:

	At December 31,
	2012	2011
Fixed maturities:
State and local government obligations	35.7%	34.1%
Corporate obligations	20.5%	23.0%
Residential mortgage-backed securities	19.2%	22.5%
U.S. Government and government agency obligations	11.1%	10.4%
Commercial mortgage-backed securities	4.7%	2.4%
Other debt obligations	1.1%	0.0%
Foreign government obligations	0.6%	0.6%
Redeemable preferred stock	0.4%	1.0%

Total fixed maturities	93.3%	94.0%

Equity securities:
Common stocks	2.5%	3.1%
Perpetual preferred stocks	0.6%	0.1%

Total equity securities	3.1%	3.2%

Other invested assets	3.6%	2.8%

Total	100.0%	100.0%

The following table presents the yields of our investment portfolio:

	Year Ended December 31,
	2012	2011	2010
Yield on fixed maturities:
Excluding realized gains and losses	3.7%	3.3%	3.4%
Including realized gains and losses	4.2%	3.8%	3.8%
Yield on equity securities:
Excluding realized gains and losses	2.6%	2.9%	2.2%
Including realized gains and losses	6.5%	3.0%	2.3%
Yield on other invested assets
Excluding realized gains and losses	0.0%	0.0%	0.0%
Including realized gains and losses	1.5%	(3.2%)	8.4%
Yield on all investments:
Excluding realized gains and losses	3.5%	3.2%	3.3%
Including realized gains and losses	4.1%	3.6%	3.9%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio, excluding redeemable preferred stock, to the Barclays Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our equity investments in common stock against the Standard & Poor’s (“S&P”) 500 Index. Both our performance and the indices include investment income, realized gains and losses and changes in unrealized gains and losses.

	Year Ended December 31,
	2012	2011	2010
Fixed maturities:
National Interstate Total Return on Fixed Maturities	6.8%	6.6%	5.5%
Barclays Intermediate Aggregate Index	3.5%	6.0%	5.9%
Equity securities:
National Interstate Total Return on Equity Securities	9.7%	(2.8%)	8.1%
S&P 500 Index	16.0%	2.1%	15.1%

Fixed Maturity Investments

Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by S&P or comparable rating as of December 31, 2012:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)
AAA, AA, A	$690,090	$723,896	76.6%
BBB	126,883	134,003	14.2%

Total Investment Grade	816,973	857,899	90.8%
BB	16,726	17,501	1.9%
B	25,191	26,761	2.8%
CCC	12,245	12,713	1.3%
CC, C, D	28,917	29,878	3.2%

Total Non-Investment Grade	83,079	86,853	9.2%

Total	$900,052	$944,752	100.0%

At December 31, 2012, approximately 81% of our MBS, having a fair value of $196.4 million, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2012, all (based on statutory carrying value of $233.9 million) of our MBS had an NAIC designation of 1.

The maturity distribution of fixed maturity investments held as of December 31, 2012 is as follows (actual maturities may differ from scheduled maturities due to the borrower having the right to call or prepay certain obligations):

	December 31, 2012
	Fair Value	% of Total
	(Dollars in thousands)
One year or less	$21,559	2.3%
More than one year to five years	260,207	27.5%
More than five years to ten years	278,165	29.5%
More than ten years	142,522	15.1%

	702,453	74.4%
Mortgage-backed securities	242,299	25.6%

Total fixed maturities	$944,752	100.0%

The fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return, including investment income, while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2012, the weighted average modified duration (unadjusted for call provision) was approximately 4.6 years, the weighted average effective duration (adjusted for call provisions) was 3.8 years and the weighted average maturity was 5.8 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition

The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. We believe that our primary competitors in the commercial specialty insurance market include, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In the specialty personal lines market, our primary competitors are Progressive Corporation and GMAC Insurance Group, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America.

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

Regulation

State Regulation

General

Our insurance subsidiaries are subject to regulation in all 50 states, Washington D.C. and the Cayman Islands. The extent of regulation varies by jurisdiction and generally derives from statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each jurisdiction in which the companies transact insurance business. These statutes and regulations generally require each of our insurance subsidiaries to register with the insurance department where the company is domiciled and to furnish annually financial and other information about the operations of the company. Certain transactions and other activities by our insurance companies must be approved by Ohio, Missouri or Cayman Islands regulatory authorities, where our active insurance company subsidiaries are domiciled, before the transaction takes place.

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

Statutory Accounting Principle (“SAP”)

SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance laws and regulatory provisions applicable in each insurer’s domiciliary jurisdiction. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. GAAP gives more consideration to matching of revenue and expenses than SAP. As a result, assets and liabilities will differ in financial statements prepared in accordance with GAAP as compared to SAP. Major differences for SAP include charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities rather than reporting such items separately; and charging to surplus certain GAAP assets, such as furniture and fixtures and agents’ balances over 90 days old.

SAP, as established by the NAIC and adopted, for the most part, by the various state insurance regulators determine, among other things, the amount of statutory surplus and net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

Restrictions on Paying Dividends

State insurance laws restrict the ability of our insurance subsidiaries to declare shareholder dividends and require our insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Limitations on dividends are generally based on net income or statutory capital and surplus.

The maximum amount of dividends that our insurance companies can pay to us in 2013 without seeking regulatory approval is $52.9 million. NIIC paid $21.0 million and $10.0 million in dividends in 2012 and 2011, respectively, without the need for regulatory approval. In addition, NIIC paid a $39.0 million extraordinary dividend in 2012 with required regulatory approval.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $3.8 million, $3.3 million and $3.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. Our estimated liability for anticipated assessments was $5.5 million and $4.8 million at December 31, 2012 and 2011, respectively.

Risk-Based Capital (“RBC”) Requirements

In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2012, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.

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

Federal Regulation

General

The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism, federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. At this time, it is difficult to predict the extent, if any, to which the Dodd-Frank Act, or any resulting regulations, will impact our insurance operations. We will continue to monitor all significant federal insurance legislation.

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

Employees

At December 31, 2012, we employed 546 people. None of our employees are covered by collective bargaining arrangements.

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

Approximately 86.7% of our gross premiums written for the year ended December 31, 2012 and 85.1% for the year ended December 31, 2011 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These downward fluctuations in the business cycle have and could continue to negatively impact our revenues.

Additionally, our results may be affected by risks that impact the transportation industry related to severe weather conditions, as well as explosions, terrorist attacks and riots. Our transportation insurance business also may be affected by cost trends that negatively impact profitability, such as an economic downturn, inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. Increased costs related to the handling and litigation of claims may also negatively impact our profitability.

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

We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer independent agents and brokers a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 27.9% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 12.1% of our gross premiums written during the year ended December 31, 2012. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.

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

Our results of operations depend in part on the performance of our invested assets. As of December 31, 2012, 93.3% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 3.1% was invested in equity securities and 3.6% was invested in limited partnership investments. As of December 31, 2012, approximately 38.3% of our fixed maturity portfolio was invested in state and local government obligations and approximately 90.8% of our fixed maturities were rated “investment grade” (credit rating of AAA to BBB-) by S&P.

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

Markets in the United States and around the world experienced lower volatility in 2012 as compared to 2011. Although economic conditions and financial markets have somewhat stabilized, if market conditions were to deteriorate, our investment portfolio could be adversely impacted.

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

In order to reduce our underwriting risk, primarily for our excess coverage and catastrophic exposures, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 14.2% and 16.0%, respectively, of our gross premiums written for the years ended December 31, 2012 and 2011. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and may increase our participation in the risk retention based on availability and cost of reinsurance as well as our own appetite for retaining risk. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer generally must assume significant risk and have a reasonable possibility of a significant loss. Our reinsurance facilities are generally subject to annual renewal. We may be unable to maintain our current reinsurance facilities or obtain reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

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

Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2012, we had a total of $116.7 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

With respect to our insurance programs, we are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to the ART participants or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these ART programs. We typically collateralize balances due through funds withheld, letters of credit or trust agreements. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. No assurance can be given, however, regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.

We may not have access to capital in the future due to an economic downturn.

We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could affect adversely our ability to raise capital on favorable terms or at all. We may rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our continued access to funds under our $100 million unsecured Credit Agreement (“Credit Agreement”) is dependent in part on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.

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

In 2010, the Dodd-Frank Act was signed into law. Among other things, this law established the Federal Insurance Office within the U.S. Treasury and authorizes it to gather information regarding the insurance industry and submit to Congress a plan to modernize and improve insurance regulation in the United States.

Existing insurance-related laws and regulations may become more restrictive in the future or new or more restrictive regulation, including changes in current tax or other regulatory interpretations affecting the ART insurance model, could make it more expensive for us to conduct our business, restrict the premiums we are able to charge or otherwise change the way we do business. For a further discussion of the regulatory framework in which we operate, see the subsection of “Business” entitled “Regulation.”

We face competition from companies with greater financial resources, broader product lines, higher ratings and stronger financial performance than us, which may impair our ability to retain existing customers, attract new customers and maintain our profitability and financial strength.

The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In our specialty personal lines our primary competitors are Progressive Corporation and GMAC Insurance Group, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our ART component constituted approximately 55.2% of our gross premiums written for the year ended December 31, 2012 and 54.2% of our gross written premiums for the same period in 2011. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, large or significant storms and fires) in certain parts of the world. In response, a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions that may be chief contributors to global climate change.

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

As of December 31, 2012, AFG, through its wholly-owned subsidiary Great American, owns 51.9% of our outstanding common shares. From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.

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

The interests of AFG may differ from the interests of our other shareholders. AFG representatives hold five out of ten seats of our Board. As a result, AFG has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.

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

Our Amended and Restated Articles of Incorporation and Code of Regulations, the corporate laws of Ohio and the insurance laws of various states contain provisions that could impede an attempt to replace or remove our management or Directors or prevent the sale of our Company that shareholders might consider to be in their best interests. These provisions include, among others:

•	a classified Board of Directors consisting of ten Directors divided into two classes;

•	the inability of our shareholders to remove a Director from the Board without “cause;”

•	requiring a vote of holders of 50% of the common shares to call a special meeting of the shareholders;

•	requiring a two-thirds vote to amend the shareholder protection provisions of our Code of Regulations and to amend the Amended and Restated Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of our shares represented at a special meeting of shareholders;

•	excluding the voting power of interested shares to approve a “control share acquisition” under Ohio law; and

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

ITEM 1B    Unresolved Staff Comments

None.

ITEM 2    Properties

We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 156,000 square feet and lease the remainder to unaffiliated tenants.

We lease office space in Fenton, Missouri; Honolulu, Hawaii; and Mechanicsburg, Pennsylvania. The leases account for approximately 60,000 square feet of office space. These leases expire within fifty-four months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $101,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

Market Information

Our common shares are listed and traded on the Nasdaq Global Select Market under the symbol “NATL.” The information presented in the table below represents the high and low sales prices per share reported on the NASDAQ for the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	$28.15	$21.86	$22.13	$18.66
Second Quarter	26.66	23.06	23.40	20.54
Third Quarter	27.63	23.15	24.36	20.53
Fourth Quarter	29.08	24.82	27.67	21.19

There were approximately 58 shareholders of record of our common shares at March 5, 2013.

Dividend Policy

The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.11 per share for 2013. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.10 and $0.09 per common share in 2012 and 2011, respectively, as well as a one-time special dividend of $2.00 per common share in the fourth quarter of 2012.

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

Performance Graph

The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CRSP”) Total Return Index for Nasdaq and the CRSP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 31, 2007 ($33.10) through December 31, 2012 ($28.82).

2012 Stock Performance Graph

Cumulative 5-Year Total Return as of December 31, 2012

(Assumes a $100 investment at the close of trading on December 31, 2007)

Company/Index	2007	2008	2009	2010	2011	2012
NATL Common Stock	$100	$55	$53	$68	$79	$100
Nasdaq Insurance Stocks	100	93	97	109	113	133
Nasdaq Index	100	61	88	104	105	124

ITEM 6	Selected Financial Data

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

	At and for the Year Ended December 31,
	2012	2011(12)	2010(12)	2009(12)	2008(12)
	(Dollars in thousands, except per share data)
Operating Data:
Gross premiums written(1)	$573,470	$526,313	$438,630	$344,877	$380,296

Net premiums written(2)	$492,215	$442,200	$354,529	$275,046	$298,081

Premiums earned	$458,049	$429,946	$358,371	$279,079	$290,741
Net investment income	34,927	30,554	23,298	19,324	22,501
Net realized gains (losses) on investments	6,219	4,477	4,324	2,561	(22,394)
Gain on bargain purchase	—	—	7,453	—	—
Other	3,278	3,541	3,680	3,488	2,868

Total revenues	502,473	468,518	397,126	304,452	293,716
Losses and loss adjustment expenses	341,008	308,357	256,408	169,755	188,131
Commissions and other underwriting expenses	89,917	87,860	67,716	57,612	61,922
Other operating and general expenses	19,151	17,432	17,197	13,076	12,605
Expense on amounts withheld(3)	3,953	3,910	3,450	3,535	4,299
Interest expense	615	298	294	717	833

Total expenses	454,644	417,857	345,065	244,695	267,790

Income before income taxes	47,829	50,661	52,061	59,757	25,926
Provision for income taxes	13,535	15,113	12,602	13,547	15,131

Net income	$34,294	$35,548	$39,459	$46,210	$10,795

Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	74.4%	71.7%	71.5%	60.8%	64.7%
Underwriting expense ratio(5)	23.1%	23.7%	22.7%	24.1%	24.6%

Combined ratio(6)	97.5%	95.4%	94.2%	84.9%	89.3%

Return on equity(7)	9.8%	10.8%	13.7%	19.1%	5.1%
Per Share Data:
Earnings per common share, basic	$1.76	$1.84	$2.04	$2.39	$0.56
Earnings per common share, assuming dilution	1.75	1.82	2.03	2.39	0.56
Book value per common share, basic (at year end)(8)	$18.07	$17.99	$15.91	$13.98	$11.13
Weighted average number of common shares outstanding, basic	19,446	19,371	19,343	19,301	19,285
Weighted average number of common shares outstanding, diluted	19,579	19,491	19,452	19,366	19,366
Common shares outstanding (at year end)	19,591	19,398	19,357	19,302	19,295
Cash dividends per common share	$2.40	$0.36	$0.32	$0.28	$0.24

	At December 31,
	2012	2011(12)	2010(12)	2009(12)	2008(12)
Balance Sheet Data:
Cash and investments	$1,054,792	$1,021,104	$965,204	$614,974	$563,714
Securities lending collateral	—	—	—	—	84,670
Reinsurance recoverables	174,345	199,081	208,590	149,949	150,791
Total assets	1,570,224	1,523,378	1,486,994	954,192	989,490
Unpaid losses and loss adjustment expenses	775,305	776,576	798,645	417,260	400,001
Long-term debt	12,000	22,000	20,000	15,000	15,000
Total shareholders’ equity	353,948	348,899	307,967	269,756	214,752

	At and for the Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Statutory Data(9):
Policyholder surplus(10)	$269,696	$293,614	$273,647	$238,390	$190,134
Combined ratio(11)	92.6%	94.7%	93.9%	85.8%	89.0%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)	We invest funds in the participant loss layer for several of the ART programs. We receive investment income and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that we remit back to ART participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)	Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2012 and 2011 total unrestricted common shares were 19,591,000 and 19,398,000, respectively. There were no unvested restricted shares prior to 2007.

(9)	While financial data is reported in accordance with GAAP for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)	The statutory policyholder surplus of NIIC, which includes the statutory policyholder surplus of its subsidiaries, VIC, National Interstate Insurance Company of Hawaii, Inc. and Triumphe Casualty Company.

(11)	Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

(12)	Results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under Accounting Standards Update No. 2010-26.

ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our historical consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Overview

We are a holding company with operations being conducted by our subsidiaries.

Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialty insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (55.2% of 2012 gross premiums written), property and casualty insurance for transportation companies (31.5%), specialty personal lines, primarily recreational vehicle and commercial vehicle coverage (8.9%) and transportation and general commercial insurance in Hawaii and Alaska (3.2%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.

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

Rates

•

The change in our rate structure from period to period. The rates we file and quote are impacted by several factors including: the cost and extent of the reinsurance we purchase; our operating efficiencies; our average loss costs, which reflect the effectiveness of our underwriting; our underwriting profit expectations; and our claims adjusting processes. The difference between our rates and the rates of our competitors is a primary factor impacting the revenue growth of our established product lines.

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

Industry and Trends

The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry’s pricing environment first began to stabilize in 2011 after several years of soft market conditions, with the industry generating a year-over-year increase in premiums written for the third consecutive year in 2012. The industry’s sustained improvement in premiums written was driven by both the exposure base’s recovery and the ongoing firming of rates. While the industry’s reported underwriting results through September 30, 2012 were near breakeven — a marked improvement compared to the same period in 2011 (according to available industry data compiled by A.M. Best for the first nine months of 2012) — the industry’s full-year underwriting performance is expected to mirror the unprofitable levels of 2011 due to the impact of Superstorm Sandy, which caused an estimated $20 billion to $25 billion in losses across the industry during the fourth quarter. While rates have continued to firm and prices have stabilized, the portion of the P/C insurance industry in which we primarily operate faces several unfavorable trends in the coming year such as, but not limited to, continued competitive market conditions, diminishing savings from prior-year reserve development, the impact of sluggish economic growth and the continuance of relatively low investment returns.

Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. Though our combined ratio may fluctuate from year to year, we have exceeded our corporate underwriting profit objective of 96% or lower in four of the last five years by achieving an average GAAP combined ratio of 92.3% over the five-year period. We believe the following factors contribute to our performance, which is consistently above industry standards:

•	Our business model and bottom line orientation have resulted in disciplined and consistent risk assessment and pricing adequacy.

•

Our ability to attract and retain some of the best transportation companies in the industries we serve – both from a financial stability and risk perspective – and to insure them directly or through our ART programs.

•

Our stable operating expenses (which include both “Commissions and other underwriting expenses” and “Other operating and general expenses” on our Consolidated Statements of Income) have historically been at or below the revenue growth rate.

While interest rates remained low during 2012, like most of the P/C insurance industry, we recorded net realized gains from investments, in large part due to sales of securities to fund our special one-time $2.00 per share dividend in the fourth quarter of 2012. We have historically maintained a high quality investment portfolio, focusing primarily on investment grade fixed income investments. Our 2012 purchases were concentrated in state and local government obligations (“muni bonds”) and commercial mortgage-backed securities (“MBS”). The expected continuance of relatively low investment yields in 2013 will create challenges when replacing the investment income generated from maturing investments.

As noted above, the P/C insurance industry saw a significant upswing in catastrophe-related losses in 2012 due to Superstorm Sandy. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.

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

As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2012, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.

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

Revenues

We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies reflected single digit rate increases for the majority of our products in 2012 compared to 2011.

There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Historically, most of our group programs had common renewal dates in the first six months of the year, but with the growth from new ART programs, we are now experiencing renewal dates throughout the calendar year. The ART component of our business accounted for 55.2% of total gross premiums written during 2012 as compared to 54.2% in 2011.

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

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. The goals of our investment policy are to protect capital while optimizing investment income and capital appreciation and maintaining appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2012, investment yields were relatively consistent with those experienced in 2011 due to the continued low interest rate environment, which contributed to an increase in the fair value of our existing holdings. We recorded a $6.2 million pre-tax net realized gain on investments in 2012 as compared to $4.5 million recorded in 2011. Included in these pre-tax net realized gains are impairment charges of $0.9 million and $2.1 million, respectively.

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

	Year Ended December 31,
	2012		2011(1)		2010(1)
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$29,990	$1.53	$34,564	$1.77	$30,466	$1.58
After-tax net realized gains from investments	4,042	0.21	2,910	0.15	2,811	0.14
Change in valuation allowance related to net capital losses	—	—	—	—	810	0.04
Gain on bargain purchase of Vanliner	—	—	—	—	7,453	0.38
After-tax impact from balance sheet guaranty for Vanliner	262	0.01	(1,926)	(0.10)	(2,081)	(0.11)

Net income	$34,294	$1.75	$35,548	$1.82	$39,459	$2.03

(1)	2011 and 2010 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under Accounting Standards Update No. 2010-26 (“ASU 2010-26”).

Our net income for 2012 was $34.3 million ($1.75 per share diluted) compared to $35.5 million ($1.82 per share diluted) in 2011, driven by elevated claims results, as our loss and LAE ratio for the year ended December 31, 2012 increased 2.7 percentage points to 74.4% compared to 71.7% for the same period in 2011. The unfavorable claims results were primarily attributable to higher than average claims severity experienced in two historically profitable products, one in our Hawaii and Alaska component and one in our ART transportation component, as well as adverse claim development from prior years’ loss reserves. We expect that these products’ results in future periods will be more consistent with our historical results. Also contributing to the year-over-year increase in our loss and LAE ratio were the favorable claims results experienced in our higher limit passenger transportation business in 2011, whereas this portion of our business performed more in line with our expectations and its historical run rate during 2012. Partially offsetting these elevated claims results was the improved performance of our recreational vehicle product in 2012 as compared to 2011. While we experienced a decline in underwriting profits, we saw our net investment income grow $4.4 million, or 14.3%, to $34.9 million in 2012 compared to $30.6 million 2011, which was primarily due to a shift into higher-yielding state and local government obligations and commercial MBS that was concentrated in the second half of 2011.

UniGroup provided us with comprehensive financial guarantees related to the runoff of Vanliner’s final balance sheet whereby both favorable and unfavorable balance sheet development inures to the seller. In accordance with purchase accounting requirements we were required to determine the fair value of the future economic benefit of the financial guarantees and acquired loss reserves as of the date of acquisition, despite the fact that certain gains and losses related to the financial guaranty would be reflected in operations as they are incurred in future periods. As a result, the recognition of the revenues and expenses associated with the guaranteed runoff business will not occur in the same period and will result in combined ratios which are inconsistent with the negotiated combined ratio which was to approximate 100% for the Vanliner guaranteed business. As such, the after-tax impact from the runoff business guaranteed by the seller for the years ended December 31, 2012, 2011 and 2010 have been removed in determining net income from operations to reflect only those results of the ongoing business.

Our net income from operations for 2012 was $30.0 million ($1.53 per share diluted) compared to $34.6 million ($1.77 per share diluted) in 2011. For the year ended December 31, 2012, the loss and LAE ratio from ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 74.4% compared to 70.4% for the same period in 2011. The primary drivers for this year-over-year fluctuation are the same as those discussed above for the change in net income for the respective periods.

We recorded after-tax net realized gains from investments of $4.0 million ($0.21 per share diluted) in 2012 compared to $2.9 million ($0.15 per share diluted) in 2011. Our after-tax net realized gains for the year ended December 31, 2012 were primarily generated by sales of securities, as well as net gains associated with equity partnership investments, while the after-tax net realized gains in 2011 related primarily to sales of securities, partially offset by net losses associated with equity partnership investments. During the first quarter of 2010, we recorded a reduction of $0.8 million ($0.04 per share diluted) to our valuation allowance related to net realized losses due to both available tax strategies and the future realizability of previously impaired securities. No valuation allowance against deferred tax assets was necessary subsequent to March 31, 2010.

In conjunction with the completion of the Vanliner acquisition, we recorded a gain on bargain purchase of $7.5 million ($0.38 per share diluted) as of the July 1, 2010 acquisition date. The purchase price of the acquisition was based on Vanliner’s tangible book value. The fair value of the net assets acquired of $124.2 million was in excess of the total purchase consideration of $116.7 million, primarily due to the recognition of certain intangible assets under purchase accounting, an adjustment to record the acquired loss and allocated loss adjustment expense reserves at fair value, as well as recording management’s best estimate of the contingent consideration associated with the balance sheet guaranty. A gain on bargain purchase is a nontaxable transaction and therefore has not been tax-effected in the table above or in our Consolidated Statements of Income.

Gross Premiums Written

We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$316,114	55.2%	$285,352	54.2%	$229,844	52.4%
Transportation	180,786	31.5%	162,870	30.9%	123,752	28.2%
Specialty Personal Lines	51,026	8.9%	53,729	10.2%	61,662	14.1%
Hawaii and Alaska	18,383	3.2%	18,137	3.5%	18,104	4.1%
Other	7,161	1.2%	6,225	1.2%	5,268	1.2%

Gross premiums written	$573,470	100.0%	$526,313	100.0%	$438,630	100.0%

Gross premiums written includes both direct premium and assumed premium. During 2012, our gross premiums written increased $47.2 million, or 9.0%, compared to 2011, primarily attributable to our ART and transportation components. Gross premiums written in our ART component increased by $30.8 million, or 10.8%, due to growth in existing ART programs including the addition of four new customers to our large account ART product, the addition of new customers in many of our other ART programs and an increase in exposures on renewal business. Additionally, we continued to experience high levels of member retention in group ART programs renewing during the period. The ART growth was partially offset by reductions in premium primarily associated with the impact from our previously reported actions in 2011 related to the runoff of one of the products in the program business portion of our ART component. Our transportation component grew by $17.9 million, or 11.0%, driven by growth in our trucking transportation product, which saw increases in both rates and exposures, as well as the impact from capitalizing on new business opportunities in the gradually improving commercial insurance market. Also contributing to the component’s growth were Vanliner’s moving and storage products which grew due to a combination of rate increases and the addition of new customers during the year. The decrease of $2.7 million, or 5.0%, in our specialty personal lines component is primarily related to the decline in our recreational vehicle product due to the continued trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less than expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the year ended December 31, 2012, we recorded a premium assessment of $3.0 million, as compared to returns of premium of $1.7 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

Premiums Earned

2012 compared to 2011.    The following table shows premiums earned for the years ended December 31, 2012 and 2011 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$241,315	$204,559	$36,756	18.0%
Transportation	148,626	151,548	(2,922)	(1.9%)
Specialty Personal Lines	47,180	53,353	(6,173)	(11.6%)
Hawaii and Alaska	14,175	14,171	4	0.0%
Other	6,753	6,315	438	6.9%

Total premiums earned	$458,049	$429,946	$28,103	6.5%

Our premiums earned increased $28.1 million, or 6.5%, to $458.0 million during the year ended December 31, 2012 compared to $429.9 million for the year ended December 31, 2011. The increase is primarily attributable to our ART component, which grew $36.8 million, or 18.0%, during 2012 compared to 2011 reflecting the growth in gross premiums written from existing and new programs experienced in this component throughout 2011 and 2012. Partially offsetting this increase were decreases in our specialty personal lines and transportation components of $6.2 million, or 11.6%, and $2.9 million, or 1.9%, respectively. The $6.2 million decline in our specialty personal lines component was primarily due to the decrease in premiums written in our recreational vehicle product experienced throughout 2011 and 2012, as well as the impact of the previously reported pricing and underwriting actions associated with our commercial vehicle product which continued into 2012. The $2.9 million decline in our transportation component was driven by a $25.8 million decrease related to the runoff of Vanliner’s premiums earned associated with the business covered by the balance sheet guaranty. The remaining $22.9 million, or 18.2%, increase in the transportation component was associated with the gross premiums written growth experienced in our moving and storage products throughout 2011 and 2012 and in our trucking transportation product during 2012.

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

Our premiums earned increased $71.6 million, or 20.0%, to $429.9 million during the year ended December 31, 2011 compared to $358.4 million for the year ended December 31, 2010 primarily attributable to the ART and transportation components. Our ART component grew $48.7 million, or 31.3%, during 2011 compared to 2010 reflecting the growth in gross premiums written experienced in this component throughout

2011. Our transportation component increased $25.8 million, or 20.6%, in 2011 compared to the same period in 2010 mainly due to Vanliner’s moving and storage products. Approximately $25.6 million of the Vanliner premiums earned relate to the runoff of the business covered by the balance sheet guaranty. These increases were partially offset by our specialty personal lines component, which decreased $4.4 million, or 7.7%, during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to the decline in premiums written in our commercial vehicle and recreational vehicle products experienced throughout 2011.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, beginning in 2011 and continuing throughout 2012, we saw rate levels begin to stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business.

The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Gross premiums written	$573,470	$526,313	$438,630
Ceded reinsurance	(81,255)	(84,113)	(84,101)

Net premiums written	492,215	442,200	354,529
Change in unearned premiums, net of ceded	(34,166)	(12,254)	3,842

Total premiums earned	$458,049	$429,946	$358,371

Combined Ratios:
Loss and LAE ratio(1)	74.4%	71.7%	71.5%
Underwriting expense ratio(2)(3)	23.1%	23.7%	22.7%

Combined ratio	97.5%	95.4%	94.2%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

(3)	2011 and 2010 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

2012 compared to 2011.    Losses and LAE increased $32.7 million, or 10.6%, for 2012 compared to 2011. Our consolidated loss and LAE ratio for the year ended December 31, 2012 increased 2.7 percentage points to 74.4% compared to 71.7% for the same period in 2011. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 74.4% for the year ended December 31, 2012 compared to 70.4% in 2011. This 4.0 percentage point increase over the prior year primarily relates to higher than average claims severity experienced in two historically profitable products, one in our Hawaii and Alaska component and one in our ART transportation component, as well as adverse claim development from prior years’ loss reserves. We expect that these products’ results in future periods will be more consistent with our historical results. However, we will continue to closely monitor the products’ performance and will respond with rate increases or non-renewals, as necessary. Also contributing to the year-over-year increase in our loss and LAE ratio were the favorable claims results experienced in our higher limit passenger transportation business in 2011, whereas this portion of our business performed more in line with our expectations and its historical run rate during 2012. Partially offsetting these elevated claims results was the improved performance of our recreational vehicle product in 2012 as compared to 2011.

For the year ended December 31, 2012, we had unfavorable development from prior years’ loss reserves of $3.3 million, or 0.7 percentage points, compared to favorable development of $2.7 million, or 0.6 percentage points, for the same period in 2011. This unfavorable development was primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development for both periods is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The consolidated underwriting expense ratio for the year ended December 31, 2012 decreased 0.6 percentage points to 23.1% compared to 23.7% for the same period in 2011. The underwriting expense ratio for our ongoing business was 23.1% in 2012 compared to 24.0% in 2011. This 0.9 percentage point decrease was primarily attributable to our mix of business written during 2012 which had a lower cost structure compared to 2011.

2011 compared to 2010.    Losses and LAE increased $51.9 million, or 20.3%, for 2011 compared to 2010. Our consolidated loss and LAE ratio for the year ended December 31, 2011 remained relatively flat at 71.7% compared to 71.5% in the same period in 2010. The loss and LAE ratio for our ongoing operations, which excludes the impact from the runoff of the guaranteed Vanliner business, was 70.4% for the year ended December 31, 2011 compared to 67.5% in 2010. Of this 2.9 percentage point increase over the prior year, approximately 3.5 percentage points relates to two ART programs which experienced unacceptable claims results, one of which underwent corrective underwriting actions, with the other having been terminated in the fourth quarter of 2011. These elevated claims results were partially offset by our other products which performed within expected ranges during the year ended December 31, 2011.

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

Net Investment Income

2012 compared to 2011.    Net investment income increased $4.4 million, or 14.3%, to $34.9 million in 2012 compared to 2011. The increase in investment income is primarily due to a shift into higher yielding securities beginning in the second half of 2011. This shift was primarily concentrated in state and local government obligations and commercial MBS with a decreased focus on lower yielding U.S. government and government agency obligations.

2011 compared to 2010.    Net investment income increased $7.3 million, or 31.1%, to $30.6 million in 2011 compared to 2010, primarily due to the net increase in the portfolio of approximately $300 million associated with the Vanliner acquisition on July 1, 2010 which resulted in 12 months of investment earnings in 2011 versus six months in 2010. In addition, cash flows during 2011, including those from sold and matured investments, were reinvested in higher yielding securities primarily commercial and residential MBS and state and local government obligations.

Net Realized Gains (Losses) on Investments

2012 compared to 2011.    In 2012, we had pre-tax net realized gains of $6.2 million compared to $4.5 million for 2011. The pre-tax net realized gains for the year ended December 31, 2012 were primarily generated from net realized gains from the sales of securities of $6.6 million, as well as net gains associated with equity partnership investments of $0.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.9 million. The pre-tax net realized gains for the year ended December 31, 2011 were primarily generated from net realized gains from the sales of securities of $7.4 million. Offsetting these gains were other-than-temporary impairment charges of $2.1 million, as well as net losses associated with equity partnership investments of $0.8 million.

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

Gain on Bargain Purchase

In conjunction with the Vanliner acquisition, we recorded a gain on bargain purchase of $7.5 million during the year ended December 31, 2010. The fair value of the net assets acquired of $124.2 million was in excess of the total purchase consideration of $116.7 million, due to the recognition of certain intangible assets under purchase accounting, an adjustment to record the acquired loss and allocated loss adjustment expense reserves at fair value, as well as recording management’s best estimate of the contingent consideration associated with the balance sheet guaranty.

Other Income

2012 compared to 2011.    Other income decreased $0.2 million, or 7.4%, to $3.3 million for 2012 compared to $3.5 million in 2011. This decrease is primarily attributable to lower policy-based fee income associated with our personal lines component which experienced a decline in gross premiums written in 2012 as compared to 2011.

2011 compared to 2010.    Other income decreased $0.2 million, or 3.8%, to $3.5 million for 2011 compared to $3.7 million in 2010. This decrease is primarily attributable to lower policy-based fee income associated with our personal lines component which experienced a decline in gross premiums written in 2011 as compared to 2010.

Commissions and Other Underwriting Expenses

2012 compared to 2011.    Commissions and other underwriting expenses for the year ended December 31, 2012 increased $2.0 million, or 2.3%, to $89.9 million from $87.9 million in the comparable period in 2011, primarily due to the premium growth experienced in 2012. As a percentage of premiums earned, commissions and other underwriting expenses decreased to 19.6% for the year ended December 31, 2012 as compared to 20.4% for the same period in 2011, primarily attributable to changes in business mix written during the periods. Commissions and other underwriting expenses for the year ended December 31, 2011 have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

2011 compared to 2010.    Commissions and other underwriting expenses for the year ended December 31, 2011 increased $20.1 million, or 29.7%, to $87.9 million from $67.7 million in the comparable period in 2010. The increase is primarily a result of the favorable impact in 2010 related to adjustments from the fair value recording of Vanliner’s opening balance sheet. Commissions and other underwriting expenses from our ongoing business, as a percentage of premiums earned, were relatively flat at 20.9% and 20.8% for the years ended December 31, 2011 and 2010, respectively. Commissions and other underwriting expenses for the years ended December 31, 2011 and 2010 have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Other Operating and General Expenses

2012 compared to 2011.    Other operating and general expenses increased $1.8 million, or 9.9%, to $19.2 million during the year ended December 31, 2012 compared to $17.4 million for the same period in 2011, primarily attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. As a percentage of premiums earned, such expenses were 4.2% and 4.1%, respectively, for the years ended December 31, 2012 and 2011.

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

Expense on Amounts Withheld

2012 compared to 2011.    We invest funds in the participant loss layer for several of the ART programs. We receive investment income and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that we remit back to ART participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2012, the expense on amounts withheld was relatively flat compared to the same period in 2011, increasing by $43 thousand, or 1.1%. While the ART component experienced growth during 2012, most of this growth occurred in the fourth quarter which resulted in the investment income earned on amounts owed to ART participants remaining relatively unchanged for the majority of the year.

2011 compared to 2010.     For the year ended December 31, 2011, the expense on amounts withheld increased $0.4 million, or 13.3%, compared to the same period in 2010, primarily attributable to the growth experienced in our ART component throughout 2011.

Interest Expense

2012 compared to 2011.    For the year ended December 31, 2012, interest expense increased $0.3 million compared to the same period in 2011, primarily due to a $0.3 million increase in interest accrued related to contractual amounts payable to UniGroup under the balance sheet guaranty.

2011 compared to 2010.     For the year ended December 31, 2011, interest expense was flat compared to the same period in 2010, increasing $4 thousand, or 1.4%.

Income Taxes

2012 compared to 2011.    The 2012 effective tax rate was 28.3%, decreasing 1.5 percentage points from a rate of 29.8% in 2011, primarily attributable to an increase in tax-exempt investment income.

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

Financial Condition

Investments

At December 31, 2012, our investment portfolio contained $944.8 million in fixed maturity securities and $31.2 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $36.9 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At December 31, 2012, we had pretax net unrealized gains of $44.7 million on fixed maturities and $4.0 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

Fixed maturity investments are focused on securities with intermediate-term maturities. At December 31, 2012, the weighted average maturity of our fixed maturity investments was approximately 5.8 years. At December 31, 2012, 90.8% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in the fixed maturities at December 31, 2012 were $194.7 million of residential MBS. We do not have a significant exposure to the subprime lending sector and 69.3% of our residential MBS are backed by U.S. government agencies. MBS are subject to prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be prepaid more rapidly than scheduled as buyers refinance higher rate mortgages to take advantage of declining interest rates. Also included in fixed maturities at December 31, 2012 were $361.8 million of state and local government obligations (“muni bonds”), which represented approximately 38.3% of our fixed maturity portfolio, with approximately $284.9 million, or 78.7%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.7% of such securities were rated investment grade at December 31, 2012 and approximately 89.3% of our muni bonds are rated “A–” or better and the average credit quality is “AA–.” We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2012.

Summary information for securities with unrealized gains or losses at December 31, 2012 is shown in the following table.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$890,453	$54,299
Amortized cost of securities	843,737	56,315
Gross unrealized gain or (loss)	$46,716	$(2,016)
Fair value as a % of amortized cost	105.5%	96.4%
Number of security positions held	701	42
Number individually exceeding $50,000 gain or (loss)	290	8
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$7,141	$(2)
Foreign governments	73	—
State, municipalities and political subdivisions	17,339	(173)
Residential mortgage-backed securities	7,835	(1,638)
Commercial mortgage-backed securities	1,974	(2)
Other debt obligations	107	—
Banks, insurance and brokers	3,967	(32)
Industrial and other	8,280	(169)
Percent rated investment grade(a)	91.9%	72.9%
Equity Securities:
Fair value of securities	$30,067	$1,110
Cost of securities	26,029	1,181
Gross unrealized gain or (loss)	$4,038	$(71)
Fair value as a % of cost	115.5%	94.0%
Number individually exceeding $50,000 gain or (loss)	17	—

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2012, based on their fair values. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.3%	1.8%
After one year through five years	28.3%	14.4%
After five years through ten years	30.8%	7.7%
After ten years	15.2%	14.0%

	76.6%	37.9%
Mortgage-backed securities	23.4%	62.1%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2012
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (119 issues)	$224,011	$14,165	106.8%
More than one year (171 issues)	336,633	24,963	108.0%
Less than $50,000 (411 issues)	329,809	7,588	102.4%

	$890,453	$46,716

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$350	$(52)	87.1%
More than one year (7 issues)	10,562	(1,630)	86.6%
Less than $50,000 (34 issues)	43,387	(334)	99.2%

	$54,299	$(2,016)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (15 issues)	$11,001	$2,471	129.0%
More than one year (2 issues)	1,877	500	136.3%
Less than $50,000 (72 issues)	17,189	1,067	106.6%

	$30,067	$4,038

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (0 issues)	$—	$—	0.0%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (9 issues)	1,110	(71)	94.0%

	$1,110	$(71)

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

Net realized gains on securities sold, including other investment, net gains (losses), and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized Gains on Sales	Other Investment, net Gains (Losses)	Charges for Impairment	Net Realized Gains on Investments
	(Dollars in thousands)
Year ended:
2012	$6,642	$487	$(910)	$6,219
2011	7,304	(772)	(2,055)	4,477
2010	3,555	1,111	(342)	4,324

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of MBS are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including, delinquency rates, estimated defaults and losses, and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our internal investment professionals, as well as investment professionals affiliated with American Financial Group, Inc., who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, our investment professionals, who report to the Chief Investment Officer, compared the valuation received to an independent third party pricing source and considered widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If we believe that significant discrepancies exist, we will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments, and perpetual preferred stocks that are not actively traded. Included in Level 2 are $77.6 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which we believe reflect fair value, but for which we are unable to verify inputs to the valuation methodology. We obtained at least one quote or price per instrument from brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices obtained. Management reviews these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.

Liquidity and Capital Resources

Capital Ratios.    The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2012 and 2011, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.

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

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents were $42.0 million at December 31, 2012, an $18.3 million increase from December 31, 2011. For 2012, 2011 and 2010, we generated consolidated cash flow from operations of $71.7 million, $37.5 million and $79.8 million, respectively. The increase of $34.2 million in cash flow from operations in 2012 from 2011 is primarily attributable to a decrease in claim payments related to the runoff of the guaranteed Vanliner reserves and lower estimated federal income tax payments made during 2012 as compared to 2011. Estimated tax payments made during the 2011 included $8.4 million associated with the Vanliner acquisition (included in the line item “Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable” on our Consolidated Statement of Cash Flows for the year ended December 31, 2011), which was offset by cash received of an equal amount (included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statement of Cash Flows for the year ended December 31, 2011). Cash flow from operations decreased $42.3 million in 2011 from 2010 primarily attributable to a large amount of claims payments made during 2011 related to the guaranteed Vanliner business.

Net cash provided by investing activities was $0.6 million for the year ended December 31, 2012, as compared to net cash used in investing activities of $36.2 million and $70.6 million for the years ended December 31, 2011 and 2010, respectively. This $36.8 million increase in cash provided by investing activities in 2012, as compared to 2011, was primarily driven by funding our one-time special $2.00 per share dividend payment in December 2012, as we generated cash for the dividend from matured or sold investments versus reinvesting the cash in other investment securities. Among the significant changes in net cash provided by investing activities in 2012 compared to 2011 were decreases in purchases of fixed maturity investments and equity securities of $200.1 million and $16.6 million, respectively, partially offset by a $113.5 million decrease in the proceeds from maturities and redemptions of fixed maturity investments and a $66.7 million decrease in the proceeds from sales of fixed maturities. In addition to providing liquidity to fund our one-time special dividend, the decreases in investment activity in 2012 were due to a large number of securities obtained as part of the Vanliner acquisition maturing and being subsequently reinvested in 2011. The net purchases of fixed maturities during the year ended December 31, 2012 were primarily concentrated in state and local government obligations and commercial MBS, while the net sales of equity securities during the period were primarily concentrated in exchange traded funds and common stocks. The $34.4 million decrease in cash used in investing activities in 2011, as compared to 2010, was primarily related to a $107.5 million decrease in the purchases of fixed maturity investments, a $48.5 million increase in the proceeds from sales of fixed maturity investments, the net cash outflow associated with the acquisition of Vanliner of $33.4 million in 2010 and receiving the $14.3 million refund in 2011 on the purchase price of Vanliner related to making the election under Section 338(h)(10) of the Internal Revenue Code and the finalization of the tangible book value, which were partially offset by a $134.9 million decrease in the proceeds from maturities and redemptions of fixed maturity investments and $26.9 million from the purchase of equity investments. The decreases in the purchases of fixed maturities and the proceeds from maturities and redemptions of fixed maturity investments in 2011 as compared to the prior period were primarily due to the positioning of our portfolio which took place during the first six months of 2010 to generate funds to finance the Vanliner acquisition and the subsequent investment of Vanliner’s $94.6 million of cash and cash equivalents acquired in the third quarter of 2010. The increase in the proceeds from sales of fixed maturity investments was driven by the repositioning of our portfolio in 2011 to take advantage of higher yielding securities and locking in capital gains on current holdings. The net purchases of fixed maturities during 2011 were primarily concentrated in residential MBS and state and local government obligations. The net purchases of equity securities during 2011 were mainly concentrated in stocks of “blue chip” companies with histories of strong dividend payouts.

Net cash used in financing activities was $54.0 million, $4.6 million and $0.7 million, respectively, for the years ended December 31, 2012, 2011 and 2010. The $49.3 million increase in net cash used in financing activities in 2012, as compared to 2011, was primarily due to our one-time special $2.00 per share dividend payment in December 2012 totaling $39.3 million. Also contributing to the increase in net cash used in financing actives was a $12.0 million reduction in the net borrowings on our credit facility during 2012 as compared to 2011. The $3.9 million increase in net cash used in financing activities in 2011, as compared to 2010, was primarily driven by a $3.0 million reduction in the net borrowings on our credit facility during 2011 as compared to 2010.

Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.

On November 19, 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at December 31, 2012, we would pay interest at the LIBOR rate plus 0.875%. At December 31, 2012, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the three-month LIBOR (0.311% at December 31, 2012) plus 87.5 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit

Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2012, we were in compliance with all covenants.

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

Contractual Obligations.    The following table summarizes our long-term contractual obligations as of December 31, 2012:

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Gross unpaid losses and LAE(a)	$775,305	$306,057	$309,684	$112,939	$46,625
Contingent consideration payable to Unigroup on purchase price of
Vanliner	12,712	12,712	—	—	—
Long-term debt obligations	12,000	—	—	12,000	—
Operating lease obligations	3,734	1,144	2,081	509	—
Additional future consideration payable to UniGroup	1,448	828	620	—	—

Total	$805,199	$320,741	$312,385	$125,448	$46,625

(a)	Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

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

Loss and Loss Adjustment Expenses Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2012 and 2011, we had $775.3 million and $776.6 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2012 and as of December 31, 2011 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

Following is a discussion of certain critical variables affecting the estimation of loss reserves in our more significant lines of business. Many other variables may also impact ultimate claim costs. An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. An unexpected change in cost trends could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. The sensitivity of recorded reserves to a potential change of 1% in the future cost trends is shown below. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation. The estimated cumulative unfavorable impact that this 1% change would have on our 2012 net income is shown below:

Line of Business	Cumulative Impact
Commercial Auto Liability	$5.6 million
Workers’ Compensation	$4.4 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2012, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be an increase of $2.5 million.

5-yr. Average Development (*)	Net Reserves December 31, 2012	Effect on Net Earnings
(0.4%)	$607.6 million	$2.5 million

(*)	Net of tax effect.

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

We recorded unfavorable development of $3.6 million, $0.8 million and $2.2 million in 2012, 2011 and 2010, respectively, for this line of business as actual claim severity was higher than previously anticipated. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities. Management has not made any changes to the key assumptions used in calculating current year reserves in the commercial auto liability line of business.

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

We recorded unfavorable prior year loss development of $4.3 million and $1.5 million in 2012 in 2011, respectively. We recorded favorable prior year loss development of $3.3 million in 2010. Economic conditions over the last couple of years have led to longer duration of claims resulting in higher claim severity. Due to the long-tail nature of this business it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision. Management continues to review the frequency, severity, and loss and LAE ratios implied by the indications from the standard tests while considering the uncertainties of future costs in determining the appropriate reserve level.

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

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2012, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2012, we experienced unfavorable development of $3.3 million (0.5% of total net reserves) from claims incurred prior to 2012. In 2011, we experienced favorable development of $2.7 million (0.5% of total net reserves) from claims incurred prior to 2011. In 2010, we experienced favorable development of $9.6 million (1.6% of total net reserves) from claims incurred prior to 2010. We did not significantly change our reserving methodology or our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

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

	At December 31, 2012
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)
Commercial auto liability	$149,592	$226,765	$63,639	$439,996
Workers’ compensation	86,386	137,626	29,888	253,900
General liability	11,896	22,025	6,150	40,071
Auto physical damage	10,952	8,188	3,065	22,205
Inland marine	1,195	5,936	603	7,734
Private passenger	2,944	2,354	1,246	6,544
Commercial multiple peril	379	1,031	307	1,717
Other lines	1,423	1,429	286	3,138

	$264,767	$405,354	$105,184	$775,305

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2012, we recorded other-than-temporary impairment charges of $0.9 million in earnings primarily due to $0.5 million in charges on several common stock securities due to uncertainty surrounding the timing of recovery as well as the length of time and the extent to which the securities had been in an unrealized loss position. The remaining other-than-temporary impairment is due to a $0.4 million charge on two perpetual preferred stocks due to the uncertainty and timing of repayment. During the year ended December 31, 2011, we recorded other-than-temporary impairment charges of $2.1 million in earnings primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and amount of time the security had been in an unrealized loss position. The remaining other-than-temporary impairments were due to a $0.2 million charge on common stock securities that were likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million charge in earnings on one MBS for which full principal repayment was no longer expected. The charge on the MBS consisted of both a credit and a non-credit other-than-temporary impairment. During the year ended December 31, 2010, we recorded credit loss other-than-temporary impairment charges of $0.3 million primarily due to a $0.2 million charge on one corporate bond where management was uncertain of ultimate recovery and as a result the entire impairment was recorded as a credit loss, as well as a $0.1 million charge recorded on one MBS, for which a previous impairment charge had been recorded in 2009. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

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

During 2012, the financial markets were relatively stable and interest rates remained at low levels, thereby increasing the value of many of our fixed maturity investments. As a result of these effects, we had a pre-tax unrealized gain of $44.7 million in our fixed maturities portfolio at December 31, 2012 compared with a pre-tax unrealized gain of $26.3 million at December 31, 2011. Our equity securities had a pre-tax unrealized gain of $4.0 million at December 31, 2012 compared to a pre-tax unrealized gain of $0.8 million at December 31, 2011.

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

	December 31, 2012		December 31, 2011
	Principal Cash Flows	Rate	Principal Cash Flows	Rate
	(Dollars in thousands)
Subsequent calendar year	$129,874	4.1%	$108,012	4.3%
2nd Subsequent calendar year	109,909	4.2%	91,996	4.4%
3rd Subsequent calendar year	101,720	4.1%	96,303	4.3%
4th Subsequent calendar year	101,590	4.1%	95,110	4.3%
5th Subsequent calendar year	139,854	4.0%	100,057	4.2%
Thereafter	300,253	5.0%	400,183	4.6%

Total	$883,200	4.4%	$891,661	4.4%

Fair Value	$944,752		$937,619

Equity Risk.    Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2012, approximately 3.1% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8	Financial Statements and Supplementary Data

Page
Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	57
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheets:	60
December 31, 2012 and 2011
Consolidated Statements of Income:	61
Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income:	62
Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders’ Equity:	63
Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows:	64
Years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements	65

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of

National Interstate Corporation and subsidiaries

We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of National Interstate Corporation and subsidiaries and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Cleveland, Ohio

March 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

National Interstate Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2012, the Company retrospectively changed its method of accounting for deferred policy acquisition costs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Cleveland, Ohio

March 8, 2013

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)

ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $900,052 and $911,363, respectively)	$944,752	$937,619
Equity securities available-for-sale, at fair value (amortized cost - $27,210 and $30,987, respectively)	31,177	31,750
Other invested assets	36,882	28,061

Total investments	1,012,811	997,430
Cash and cash equivalents	41,981	23,674
Accrued investment income	8,937	9,160
Premiums receivable, net of allowance for doubtful accounts of $2,809 and $2,662, respectively	215,690	171,518
Reinsurance recoverable on paid and unpaid losses	174,345	199,081
Prepaid reinsurance premiums	32,570	33,225
Deferred policy acquisition costs	25,246	24,603
Deferred federal income taxes	19,883	26,241
Property and equipment, net	24,539	24,419
Funds held by reinsurer	3,710	3,427
Intangible assets, net	8,355	8,660
Prepaid expenses and other assets	2,157	1,940

Total assets	$1,570,224	$1,523,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$775,305	$776,576
Unearned premiums and service fees	266,126	232,548
Long-term debt	12,000	22,000
Amounts withheld or retained for accounts of others	67,002	62,531
Reinsurance balances payable	19,473	23,593
Accounts payable and other liabilities	59,055	41,640
Commissions payable	11,838	10,785
Assessments and fees payable	5,477	4,806

Total liabilities	1,216,276	1,174,479
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	-	-
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,759 and 3,952 shares, respectively, in treasury	234	234
Additional paid-in capital	54,788	51,295
Retained earnings	272,618	285,403
Accumulated other comprehensive income	31,634	17,561
Treasury shares	(5,326)	(5,594)

Total shareholders’ equity	353,948	348,899

Total liabilities and shareholders’ equity	$1,570,224	$1,523,378

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Premiums earned	$458,049	$429,946	$358,371
Net investment income	34,927	30,554	23,298
Net realized gains on investments (*)	6,219	4,477	4,324
Gain on bargain purchase	-	-	7,453
Other	3,278	3,541	3,680

Total revenues	502,473	468,518	397,126
Expenses:
Losses and loss adjustment expenses	341,008	308,357	256,408
Commissions and other underwriting expenses	89,917	87,860	67,716
Other operating and general expenses	19,151	17,432	17,197
Expense on amounts withheld	3,953	3,910	3,450
Interest expense	615	298	294

Total expenses	454,644	417,857	345,065

Income before income taxes	47,829	50,661	52,061
Provision for income taxes	13,535	15,113	12,602

Net income	$34,294	$35,548	$39,459

Net income per share – basic	$1.76	$1.84	$2.04

Net income per share – diluted	$1.75	$1.82	$2.03

Weighted average of common shares outstanding - basic	19,446	19,371	19,343

Weighted average of common shares outstanding - diluted	19,579	19,491	19,452

Cash dividends per common share	$2.40	$0.36	$0.32

(*) Consists of the following:

Net realized gains before impairment losses	$7,129	$6,532	$4,666

Total losses on securities with impairment charges	(886)	(2,811)	(197)
Non-credit portion recognized in other comprehensive income	(24)	756	(145)

Net impairment charges recognized in earnings	(910)	(2,055)	(342)

Net realized gains on investments	$6,219	$4,477	$4,324

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$34,294	$35,548	$39,459
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	22,851	19,837	7,958
Reclassification adjustment for net realized gains included in net income	(1,202)	(2,436)	(1,960)

Total other comprehensive income, before tax	21,649	17,401	5,998
Deferred income taxes on other comprehensive income	7,576	6,091	2,100

Other comprehensive income, net of tax	14,073	11,310	3,898

Total comprehensive income	$48,367	$46,858	$43,357

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands)
Balance at January 1, 2010	$234	$49,264	$225,195	$2,353	$(5,729)	$271,317
Cumulative effect of accounting change			(1,561)			(1,561)

Balance at January 1, 2010, as adjusted	234	49,264	223,634	2,353	(5,729)	269,756
Net income			39,459			39,459
Other comprehensive income, net of tax				3,898		3,898

Comprehensive income						43,357
Dividends on common stock			(6,231)			(6,231)
Issuance of 54,801 treasury shares upon exercise of options, stock award grants and restricted stock issued, net of forfeitures		421			76	497
Net tax effect from exercise/vesting of stock-based compensation		31				31
Stock compensation expense		557				557

Balance at December 31, 2010	234	50,273	256,862	6,251	(5,653)	307,967
Net income			35,548			35,548
Other comprehensive income, net of tax				11,310		11,310

Comprehensive income						46,858
Dividends on common stock			(7,007)			(7,007)
Issuance of 41,817 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		155			59	214
Net tax effect from exercise/vesting of stock-based compensation		154				154
Stock compensation expense		713				713

Balance at December 31, 2011	234	51,295	285,403	17,561	(5,594)	348,899
Net income			34,294			34,294
Other comprehensive income, net of tax				14,073		14,073

Comprehensive income						48,367
Dividends on common stock			(47,079)			(47,079)
Issuance of 192,691 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		2,759			268	3,027
Net tax effect from exercise/ vesting of stock-based compensation		67				67
Stock compensation expense		667				667

Balance at December 31, 2012	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating activities
Net income	$34,294	$35,548	$39,459
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	7,308	9,540	6,254
Provision for depreciation and amortization	4,813	3,971	2,954
Net realized gains on investment securities	(6,219)	(4,477)	(4,324)
Gain on bargain purchase	—	—	(7,453)
Deferred federal income taxes	(1,219)	(4,129)	(11,740)
Stock compensation expense	667	713	557
Increase in deferred policy acquisition costs, net	(643)	(3,595)	(5,577)
(Decrease) increase in reserves for losses and loss adjustment expenses	(1,271)	(22,069)	28,655
(Increase) decrease in premiums receivable	(44,172)	(8,612)	2,152
Increase (decrease) in unearned premiums and service fees	33,578	10,645	(722)
(Increase) decrease in interest receivable and other assets	(277)	3,795	11,688
Decrease (increase) in prepaid reinsurance premiums	655	1,840	(2,904)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	19,139	(6,377)	8,963
Increase in amounts withheld or retained for accounts of others	4,471	3,840	1,798
Decrease in reinsurance recoverable	24,736	9,509	12,447
(Decrease) increase in reinsurance balances payable	(4,120)	7,413	(2,299)
Other	(41)	(66)	(105)

Net cash provided by operating activities	71,699	37,489	79,803

Investing activities
Purchases of fixed maturities	(226,744)	(426,856)	(534,348)
Purchases of equity securities	(10,514)	(27,141)	(285)
Proceeds from sale of fixed maturities	77,266	143,944	95,488
Proceeds from sale of equity securities	18,527	9,595	855
Proceeds from maturities and redemptions of investments	155,005	268,516	403,379
Change in other investments, net	(8,359)	(15,000)	250
Collection of amounts refundable on purchase of price of Vanliner	—	14,256	—
Acquisition of subsidiary, net of cash and cash equivalents acquired	—	—	(33,438)
Capital expenditures	(4,588)	(3,544)	(2,536)

Net cash provided by (used in) investing activities	593	(36,230)	(70,635)

Financing activities
Additional long-term debt borrowings	28,500	2,000	31,500
Reductions of long-term debt	(38,500)	—	(26,500)
Net tax effect from exercise/vesting of stock-based compensation	67	154	31
Issuance of common shares from treasury upon exercise of stock options or stock award grants	3,027	214	497
Cash dividends paid on common shares	(47,079)	(7,007)	(6,231)

Net cash used in financing activities	(53,985)	(4,639)	(703)

Net increase (decrease) in cash and cash equivalents	18,307	(3,380)	8,465
Cash and cash equivalents at beginning of year	23,674	27,054	18,589

Cash and cash equivalents at end of year	$41,981	$23,674	$27,054

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

The Company is a 51.9% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”).

The Company has five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 31 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the Company’s alternative risk transfer (“ART”) component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its five active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 14.6% of the Company’s premiums are written in the state of California, and an additional 39.5%, collectively, in the states of Texas, New York, North Carolina, Florida, Pennsylvania, New Jersey, Illinois and Missouri.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries (NIIC, VIC, NIIC-HI, HIL, TCC, Hudson Management Group, Ltd., Vanliner Group, Inc. (“Vanliner”), Vanliner Reinsurance Limited, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC) since their formation or acquisition. Significant intercompany transactions have been eliminated.

For each program in the Company’s ART business, a portion of the risk and premium is ceded to a captive reinsurer that is either “rented” or owned by the program participants (the insureds). HIL, the Company’s consolidated subsidiary, is “rented” to program participants to facilitate the transfer of risk to the participants and the respective program’s results are recorded solely in HIL’s financial statements. Captive reinsurance facilities owned and managed directly by the member-owned program participants are not consolidated since they are not variable interest entities.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Significant Accounting Policies

Business Combinations

The Company accounted for the acquisition of Vanliner in accordance with Accounting Standard Codification (“ASC”) 805, Business Combinations, and the purchase price was allocated to the assets acquired and liabilities assumed based on their fair value at the acquisition date. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional discussion regarding the acquisition. The Consolidated Financial Statements for all periods presented herein and the notes thereto reflect the consolidated results of the Company and Vanliner commencing on July 1, 2010.

Contingent Consideration

The Company accounts for the contingent consideration associated with the contractual obligations of the acquisition of Vanliner in accordance with ASC 805, Business Combinations. As part of the Purchase Agreement (the “Agreement”), UniGroup, Inc. (“UniGroup”) agreed to provide NIIC with comprehensive financial guarantees, including a four and a half-year balance sheet guarantee whereby both favorable and unfavorable developments related to specified line items on the closing balance sheet, as defined in sections 2.06 and 2.07 of the Agreement, inure to UniGroup. The Company determines the fair value of the contingent consideration on a quarterly basis based on the present value of expected cash flows associated with the balance sheet line items contractually guaranteed by UniGroup.

Many of the less significant guaranteed assets and liabilities were substantially settled within twelve months and therefore have had a minimal impact to the contingent consideration calculation performed on a quarterly basis. The two most significant and longer termed balance sheet line items which require assumptions to be made on the ultimate settlement amounts under the guaranty, and therefore could have the most significant impact on the fair value calculation at each balance sheet date relate to loss and allocated loss adjustment expense (“ALAE”) reserves which existed at acquisition date and loss and ALAE reserves derived from the unearned premium at acquisition date.

The valuation of loss and ALAE reserves is determined quarterly using actuarial based models which establish ultimate loss costs determined on the basis of estimates of policy claims reported and estimates of incurred but unreported claims based on historical and industry data. Although considerable variability is inherent in such actuarial estimates, management believes that the reserves for unpaid losses and ALAE are adequate.

In calculating the contingent consideration associated with unearned premium, the Company considers the contractual rate for expected loss and ALAE reserves as defined in the Agreement against the projected ultimate loss rates as provided through the aforementioned actuarial valuation model.

The total sum of the difference between acquired amounts and actual or expected settlement amounts for all balance sheet line items which were contractually guaranteed by UniGroup is the calculated contingent consideration. This amount is discounted based upon the appropriate treasury yield curve rate to obtain the discounted fair value at each reporting date. At December 31, 2012 and 2011, the Company had a short-term payable for contingent consideration of $12.7 million and $3.5 million, respectively, which are recorded at fair value. As the Agreement required UniGroup to escrow funds for the future settlement of the balance sheet guaranty, the Company believes any contingent consideration would be fully collectible should the balance become a receivable from UniGroup.

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

Investments

The Company classifies its fixed maturity and equity securities as available for sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The Company accounts for its other invested assets, which are limited partnership investments, under the equity method with changes in value reported as a component of net realized gains or losses on investments. These limited partnerships are generally reported on a one-month lag and are primarily invested in debt and equity securities that are listed and traded on exchanges.

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

Deferred Policy Acquisition Costs (“DPAC”)

Policy acquisition costs, principally commissions, premium taxes and assessments, directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2012, 2011 and 2010 were $79.4 million, $78.7 million and $58.9 million, respectively. There were no premium deficiencies for the years ended December 31, 2012, 2011 or 2010.

As discussed below under “Recent Accounting Pronouncements,” the Company’s current accounting for DPAC changed effective January 1, 2012 and amounts included herein are adjusted retrospectively.

Property and Equipment

Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment, 20 to 40 years for buildings and improvements and five to seven years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $4.8 million, $3.9 million and $2.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible Assets

The Company recognized certain intangible assets as part of the Vanliner acquisition in 2010 based on their fair value as required by ASC 805. These intangible assets consist of acquired insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset and amortization expense relating to this intangible asset was $0.3 million for both the years ended December 31, 2012 and 2011 and $0.1 million for the year ended December 31, 2010. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite lived intangible assets are subject to annual impairment testing, which was performed during the fourth quarter of 2012. Based upon this review, no impairment losses were recognized in 2012.

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

Federal Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance quarterly. The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority.

Comprehensive Income

Comprehensive income includes the Company’s net income plus the changes in the unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. The details of the comprehensive income are reported in the Consolidated Statements of Comprehensive Income.

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

Recent Accounting Pronouncements

Effective January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2010-26, Financial Services - Insurance (“ASU 2010-26”). ASU 2010-26 amends ASC 944, Financial Services -Insurance, limiting the capitalization of costs incurred in the successful acquisition of new and renewal contracts to incremental direct costs of contract acquisition and certain costs related directly to certain acquisition activities performed by the insurer of the contract, which primarily consist of commissions, premium taxes and assessments. The retrospective adoption of ASU 2010-26 resulted in fewer acquisition costs being capitalized by the Company.

The impact of adoption on amounts previously reported is shown in the tables below (in thousands, except per share data):

December 31, 2011
Deferred policy acquisition costs
As previously reported	$27,205
As adjusted	24,603
Deferred federal income taxes
As previously reported	$25,330
As adjusted	26,241
Shareholders’ equity
As previously reported	$350,590
As adjusted	348,899

	Year Ended December 31,
	2011	2010
Commissions and other underwriting expenses
As previously reported	$87,737	$67,639
As adjusted	87,860	67,716
Net income
As previously reported	$35,628	$39,509
As adjusted	35,548	39,459
Net income per share – diluted
As previously reported	$1.83	$2.03
As adjusted	1.82	2.03

Effective January 1, 2012, the Company retrospectively adopted Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report components of other comprehensive income in the statement of shareholders’ equity. As permitted by the standard, comprehensive income is presented herein in a separate statement immediately following the Consolidated Statements of Income. As the updated guidance only required a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

Effective January 1, 2012, the Company adopted Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 clarifies the application of existing fair value measurement and amends certain disclosure requirements. Disclosures required by the guidance are included in Note 4 – “Fair Value Measurements.” The impact of adoption was not material to the Company’s results of operations or financial position.

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

3. Acquisition of Vanliner Group, Inc.

Effective July 1, 2010, NIIC and the Company completed the acquisition of Vanliner from UniGroup. Pursuant to the Agreement, NIIC acquired all of the issued and outstanding capital stock of Vanliner and the Company acquired certain named information technology assets. As part of the Agreement, UniGroup agreed to provide NIIC with comprehensive financial guarantees, including a four and a half-year balance sheet guaranty whereby both favorable and unfavorable developments related to the closing balance sheet inure to UniGroup. The acquisition’s $113.9 million purchase price was based upon Vanliner’s final tangible book value at closing of $110.9 million plus $3.0 million paid for the certain named information technology assets. Vanliner’s final tangible book value of $110.9 million will serve as the basis for future settlements of the financial guarantees.

The acquisition was accounted for in accordance with ASC 805. Purchase accounting, as defined by ASC 805, requires that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The purchase price was allocated based on the fair value of assets acquired, liabilities assumed and additional consideration expected to be paid. As a result of applying the purchase accounting in accordance with ASC 805, the Company recognized a gain on bargain purchase of $7.5 million, which represents the amount by which the fair value of Vanliner’s net assets acquired exceeded the total purchase consideration, inclusive of $2.9 million of additional future consideration payable to UniGroup at closing. The gain on bargain purchase was recognized as a separate component of revenues in the Company’s Consolidated Statements of Income for the year ended December 31, 2010.

The additional future consideration was recorded at fair value based on the present value of a series of fixed future payments to UniGroup related to future interest earnings on investments held related to unearned premium on policies in-force on the date of acquisition. These payments are not contingent on the results of Vanliner during the period in which these payments will be made. As of December 31, 2012, the Company has made payments to UniGroup of approximately $2.2 million, exclusive of any tax effect, with the remaining payments scheduled through December 31, 2014. The additional future consideration is classified as a liability.

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals, as well as investment professionals affiliated with AFG, who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, who report to the Chief Investment Officer, compared the valuation received to an independent third party pricing source and considered widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and perpetual preferred stocks that are not actively traded. Included in Level 2 are $77.6 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,056	$110,041	$-	$112,097
Foreign government obligations	-	5,660	-	5,660
State and local government obligations	-	360,989	837	361,826
Residential mortgage-backed securities	-	194,695	-	194,695
Commercial mortgage-backed securities	-	47,604	-	47,604
Corporate obligations	-	199,553	7,658	207,211
Other debt obligations	-	11,428	-	11,428
Redeemable preferred stocks	3,748	-	483	4,231

Total fixed maturities	5,804	929,970	8,978	944,752
Equity securities:
Common stocks	24,219	755	-	24,974
Perpetual preferred stocks	2,936	3,267	-	6,203

Total equity securities	27,155	4,022	-	31,177

Total fixed maturities and equity securities	32,959	933,992	8,978	975,929
Cash and cash equivalents	41,981	-	-	41,981

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$74,940	$933,992	$8,978	$1,017,910

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

The tables above exclude investments in limited partnerships accounted for under the equity method of $36.9 million and $28.1 million (included in “other invested assets”) at December 31, 2012 and 2011, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the year ended December 31, 2012 there were four perpetual preferred stocks totaling $0.1 million that transferred from Level 1 to Level 2, one perpetual preferred stock totaling $11 thousand that transferred from Level 2 to Level 1, and one $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2012:

	Year Ended December 31, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stocks	Perpetual Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	-	-	-	(396)
Included in other comprehensive income	265	621	11	-
Purchases and issuances	-	-	-	-
Sales, settlements and redemptions	(1,000)	(219)	-	-
Transfers in and/or (out) of Level 3	-	-	-	-

Ending balance at December 31, 2012	$837	$7,658	$483	$-

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$-	$-	$-	$-

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2011:

	Year Ended December 31, 2011
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stocks	Perpetual Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	-	-	-	-
Included in other comprehensive income	430	(108)	43	-
Purchases and issuances	-	5,350	-	-
Sales, settlements and redemptions	(2,850)	(276)	(2,000)	-
Transfers in and/or (out) of Level 3	-	-	-	-

Ending balance at December 31, 2011	$1,572	$7,256	$472	$396

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$-	$-	$-	$-

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2010:

	Year Ended December 31, 2010
	State and Local Government Obligations	Corporate Obligations	Residential Mortgage- Backed Securities	Redeemable Preferred Stocks	Perpetual Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2010	$6,369	$5,842	$2,384	$2,353	$396
Total gains or (losses):
Included in earnings	-	(187)	-	-	-
Included in other comprehensive income	623	205	1,433	76	-
Purchases and issuances	-	-	-	-	-
Sales, settlements and redemptions	(3,000)	(3,570)	(899)	-	-
Transfers in and/or (out) of Level 3(a)	-	-	(2,918)	-	-

Ending balance at December 31, 2010	$3,992	$2,290	$-	$2,429	$396

The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$-	$(187)	$-	$-	$-

(a)	Transfers out of Level 3 relate to two residential mortgage-backed securities that have inputs, including quotes, which were consistently observed in an active market during 2010.

At December 31, 2012 the Company had eight securities with a fair value of $9.0 million that are included in Level 3, which represented 0.9% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 2.5% of the Company’s shareholders’ equity at December 31, 2012, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$104,958	$7,141	$(2)	$112,097
Foreign government obligations	5,587	73	-	5,660
State and local government obligations	344,660	17,339	(173)	361,826
Residential mortgage-backed securities	188,498	7,835	(1,638)	194,695
Commercial mortgage-backed securities	45,632	1,974	(2)	47,604
Corporate obligations	195,261	12,134	(184)	207,211
Other debt obligations	11,321	107	-	11,428
Redeemable preferred stocks	4,135	113	(17)	4,231

Total fixed maturities	900,052	46,716	(2,016)	944,752
Equity securities:
Common stocks	21,376	3,669	(71)	24,974
Perpetual preferred stocks	5,834	369	-	6,203

Total equity securities	27,210	4,038	(71)	31,177

Total fixed maturities and equity securities	$927,262	$50,754	$(2,087)	$975,929

December 31, 2011:
Fixed Maturities:
U.S. Government and government agency obligations	$97,445	$6,566	$(4)	$104,007
Foreign government obligations	5,664	65	(6)	5,723
State and local government obligations	327,459	13,272	(484)	340,247
Residential mortgage-backed securities	223,960	4,815	(3,749)	225,026
Commercial mortgage-backed securities	23,104	464	(84)	23,484
Corporate obligations	223,563	7,774	(1,818)	229,519
Redeemable preferred stocks	10,168	182	(737)	9,613

Total fixed maturities	911,363	33,138	(6,882)	937,619
Equity securities:
Common stocks	29,678	1,765	(1,120)	30,323
Perpetual preferred stocks	1,309	142	(24)	1,427

Total equity securities	30,987	1,907	(1,144)	31,750

Total fixed maturities and equity securities	$942,350	$35,045	$(8,026)	$969,369

The table above excludes investments in limited partnerships accounted for under the equity method of $36.9 million and $28.1 million (included in “other invested assets”) at December 31, 2012 and December 31, 2011, respectively. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 38.3% of the Company’s fixed maturity portfolio at December 31, 2012, with approximately $284.9 million, or 78.7%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.7% of such securities were rated investment grade (as determined by nationally recognized agencies) at December 31, 2012. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2012.

The amortized cost and fair value of fixed maturities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.1 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$21,366	$21,559
Due after one year through five years	244,912	260,207
Due after five years through ten years	261,602	278,165
Due after ten years	138,042	142,522

	665,922	702,453
Mortgage-backed securities	234,130	242,299

Total	$900,052	$944,752

Gains and losses on the sale of these investments, including other-than-temporary impairment charges and other investments’ gain or losses, were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Fixed maturity gains	$5,086	$5,475	$3,596
Fixed maturity losses	(538)	(244)	(402)
Equity security gains	2,646	1,994	30
Equity security losses	(1,462)	(1,976)	(11)
Other investments, net gains (losses)	487	(772)	1,111

Net realized gains on investments	$6,219	$4,477	$4,324

Pre-tax net realized gains of $6.2 million during 2012 were primarily generated from net realized gains associated with the sales of securities of $6.6 million and net gains associated with an equity partnership investment of $0.5 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were other-than-temporary impairment charges of $0.9 million. The other-than-temporary impairment charges of $0.9 million were primarily on equity securities and were due to uncertainty surrounding the timing of recovery as well as the length and the extent to which these securities had been in an unrealized loss position.

Pre-tax net realized gains of $4.5 million during 2011 were primarily generated from net realized gains associated with the sales of securities of $7.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were net losses associated with equity partnership investments of $0.8 million and other-than-temporary impairment charges of $2.1 million. The other-than-temporary impairment charges of $2.1 million are primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and the extent to which the security had been in an unrealized loss position. The remaining other-than-temporary impairment is due to $0.2 million charges on common stock securities that are likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million credit impairment charge on one mortgage-backed security for which full principal payment is no longer expected.

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

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
December 31, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$6,195	$(2)	100.0%	3	$-	$-	0.0%	-
Foreign government obligations	-	-	0.0%	-	-	-	0.0%	-
State and local government obligations	1,048	(10)	99.1%	1	837	(163)	83.7%	1
Residential mortgage-backed securities	19,541	(135)	99.3%	9	12,194	(1,503)	89.0%	7
Commercial mortgage-backed securities	2,000	(2)	99.9%	1	-	-	0.0%	-
Corporate obligations	12,001	(184)	98.5%	19	-	-	0.0%	-
Other debt obligations	-	-	0.0%	-	-	-	0.0%	-
Redeemable preferred stocks	-	-	0.0%	-	483	(17)	96.6%	1

Total fixed maturities	40,785	(333)	99.2%	33	13,514	(1,683)	88.9%	9
Equity securities:
Common stocks	1,110	(71)	94.0%	9	-	-	0.0%	-
Perpetual preferred stocks	-	-	0.0%	-	-	-	0.0%	-

Total equity securities	1,110	(71)	94.0%	9	-	-	0.0%	-

Total fixed maturities and equity securities	$41,895	$(404)	99.0%	42	$13,514	$(1,683)	88.9%	9

December 31, 2011:
Fixed maturities:
U.S. Government and government agency obligations	$959	$(4)	99.6%	2	$-	$-	0.0%	-
Foreign government obligations	1,029	(6)	99.4%	1	-	-	0.0%	-
State and local government obligations	16,356	(28)	99.8%	6	3,633	(456)	88.8%	4
Residential mortgage-backed securities	54,588	(1,021)	98.2%	21	12,038	(2,728)	81.5%	8
Commercial mortgage-backed securities	5,040	(17)	99.7%	2	2,461	(67)	97.3%	1
Corporate obligations	48,786	(1,677)	96.7%	95	1,966	(141)	93.3%	2
Redeemable preferred stocks	426	(50)	89.5%	2	2,693	(687)	79.7%	6

Total fixed maturities	127,184	(2,803)	97.8%	129	22,791	(4,079)	84.8%	21
Equity securities:
Common stocks	13,198	(1,120)	92.2%	39	-	-	0.0%	-
Perpetual preferred stocks	600	(24)	96.2%	3	-	-	0.0%	-

Total equity securities	13,798	(1,144)	92.3%	42	-	-	0.0%	-

Total fixed maturities and equity securities	$140,982	$(3,947)	97.3%	171	$22,791	$(4,079)	84.8%	21

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $8.0 million at December 31, 2011 to $2.1 million at December 31, 2012. The improvement in gross unrealized losses was driven by a decrease in market yields resulting from a decline in interest rates and a general tightening of credit spreads from December 31, 2011. The $2.1 million in gross unrealized losses at December 31, 2012 was primarily on fixed maturity holdings in residential mortgage-backed securities and to a lesser extent, corporate obligations and state and local government obligations. The gross unrealized losses on equity securities were $71 thousand and have been in an unrealized loss position for twelve months or less and are considered to be temporary. Investment grade securities represented 72.9% of all fixed maturity securities with unrealized losses.

At December 31, 2012, gross unrealized losses on residential mortgage-backed securities were $1.6 million and represented 81.3% of the total gross unrealized losses on fixed maturities. There were nine holdings with gross unrealized losses of $0.1 million that were in an unrealized loss position for less than 12 months and seven securities with gross unrealized losses of $1.5 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.3 million at December 31, 2012. Investment grade securities represented 76.0% of all residential mortgage-backed securities with unrealized losses. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.

At December 31, 2012, the corporate obligations, with gross unrealized losses of $0.2 million consisted of 19 holdings that were in an unrealized loss position of $0.2 million for less than 12 months and are considered to be temporary. The state and local government obligations, with gross unrealized losses of $0.2 million, had one holding that was in an unrealized loss position of $10 thousand for less than 12 months and one holding with a gross unrealized loss of $0.2 million for more than 12 months. Investment grade securities represented 100.0% of all state and local government obligations with unrealized losses greater than 12 months.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the fourth quarter of 2012 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$2,258	$2,017	$1,910
Additional credit impairments on:
Previously impaired securities	24	—	144
Securities without prior impairments	—	241	—
Reductions	—	—	(37)

Ending balance	$2,282	$2,258	$2,017

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Investment income:
Fixed maturities	$35,305	$30,446	$23,250
Equity securities	805	694	346
Short-term investments and cash equivalents	10	6	38

Total investment income	36,120	31,146	23,634
Investment expense	(1,193)	(592)	(336)

Net investment income	$34,927	$30,554	$23,298

At December 31, 2012 and 2011, the carrying value of all deposits with state insurance departments was $88.5 million and $79.0 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

6.  Long-term Debt

At December 31, 2012 and December 31, 2011, long-term debt outstanding was $12.0 million and $22.0 million, respectively.

On November 19, 2012, the Company replaced its $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.750% to 1.000% based on the Company’s A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.5% in excess of the federal funds effective rate, or (c) 1.0% in excess of the one-month LIBOR rate. Based on the Company’s A.M. Best insurance group rating of “A” at December 31, 2012, the Company would pay interest at the LIBOR rate plus 0.875%. At December 31, 2012, the interest rate on this debt is equal to the three-month LIBOR (0.311% at December 31, 2012) plus 87.5 basis points, with interest payments due quarterly. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.075% to 0.125%, or 0.100% at December 31, 2012.

The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict the Company’s ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2012, the Company was in compliance with all covenants.

Interest paid on long-term debt during the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.2 million and $0.3 million, respectively.

7.  Income Taxes

Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2012	2011(1)	2010(1)
	(Dollars in thousands)
Current federal income tax provision	$14,477	$16,907	$23,650
Current state income tax provision	84	550	287
Deferred federal income tax benefit	(1,026)	(2,344)	(11,335)

	$13,535	$15,113	$12,602

(1)	2011 and 2010 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2012	2011(1)	2010(1)
	(Dollars in thousands)
Federal income tax expense at statutory rate	$16,740	$17,731	$18,222
Effect of:
Tax-exempt investment income	(3,737)	(3,076)	(1,862)
Change in valuation allowance on net capital losses	—	—	(810)
Gain on bargain purchase	—	—	(2,609)
Other items, net	532	458	(339)

	$13,535	$15,113	$12,602

(1)	2011 and 2010 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2012	2011(1)
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$16,341	$13,952
Unpaid losses and loss adjustment expenses	19,630	18,821
Assessments and fees payable	1,801	1,632
Realized losses on investments, primarily impairments	5,376	5,873
Accrued compensation	3,216	3,565
Limited partnership investments	827	1,167
Other, net	2,406	3,314

	49,597	48,324

Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,836)	(8,611)
Unrealized gains on investments	(17,034)	(9,456)
Intangible assets	(2,924)	(3,023)
Other, net	(920)	(993)

Total deferred tax liabilities	(29,714)	(22,083)

Net deferred income tax assets	$19,883	$26,241

(1)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

Federal income taxes paid, net of refunds, for 2012, 2011 and 2010 were $15.1 million, $28.6 million and $17.0 million. At December 31, 2012 and 2011, income taxes payable were $6.9 million and $0.8 million, respectively.

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

The Company had no liability recorded for unrecognized tax benefits at December 31, 2012 and 2011. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.

The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2009.

8. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2012, there were options for 519,638 shares outstanding and 567,330 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

The Company recognized stock-based compensation expense, inclusive of options forfeited during the years, of $0.7 million for both the years ended December 31, 2012 and 2011, and $0.6 million for the year ended December 31, 2010. Both the 2012 and 2011 expense includes $0.3 million for restricted stock awards. The 2010 expense includes $0.4 million for a stock bonus and restricted stock awards. Related income tax benefits were approximately $0.1 million for the year ended December 31, 2012 and $0.2 million for both the years ended December 31, 2011 and 2010. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2012
	Total Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term
Options outstanding, beginning of year	601,085	$19.50	$6.85
Forfeited	-	-	-
Exercised	(181,447)	17.16	7.04
Granted	100,000	25.73	7.35

Options outstanding, end of year	519,638	$21.51	$6.88	6.1 years

Options exercisable, end of year	247,638	$19.56	$7.81	3.2 years

	Year Ended December 31, 2012
	Total Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested share, beginning of year	73,800	$31.77
Granted	-	-
Vested	(13,800)	30.28
Forfeited	-	-

Nonvested share, end of year	60,000	$32.11

The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified method of calculating expected term for all grants made in 2012, 2011 and 2010. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.3%	1.9%	2.8%
Expected option life	6.5 years	6.5 years	6.5 years
Expected stock price volatility	32.5%	32.9%	33.1%
Dividend yield	1.6%	1.7%	1.6%
Weighted average fair value of options granted during year	$7.35	$6.40	$5.54

At December 31, 2012, 2011 and 2010 the aggregate intrinsic value of options outstanding were $3.8 million, $3.1 million and $1.7 million, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2012, 2011 and 2010 was $2.8 million, $2.7 million and $1.9 million, respectively. The intrinsic value of options exercised was $1.7 million for the year ended December 31, 2012, and $0.3 million for both the years ended December 31, 2011 and 2010, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011, and 2010 was $0.2 million, $0.8 million and $1.0 million, respectively.

The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2012:

	Stock Option Awards	Nonvested Shares
	(Dollars in thousands)
2013	$284	$292
2014	267	292
2015	211	292
2016	188	292
2017 and thereafter	45	-

Total remaining compensation expense	$995	$1,168

9.  Employee Benefit Plan

Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $0.9 million for the year ended December 31, 2012 and was $0.6 million for both the years ended December 31, 2011 and 2010.

The Savings Plan also provides for tax-deferred contributions by employees. Participants may elect to have their funds (savings contributions and allocated profit sharing distributions) invested in their choice of a variety of investment vehicles offered by an unaffiliated investment manager. The Savings Plan does not provide for employer matching of participant contributions. The Company does not provide other postretirement and postemployment benefits. Effective August 2007, participants in the Plan can choose to invest in the Company’s common shares as an investment option.

10.   Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2012	2011(1)	2010(1)
	(In thousands, except per share data)
Net income	$34,294	$35,548	$39,459

Weighted average shares outstanding during period	19, 446	19,371	19,343
Additional shares issuable under employee common stock option plans using treasury stock method	133	120	109

Weighted average shares outstanding assuming exercise of stock options	19,579	19,491	19,452

Net income per share:
Basic	$1.76	$1.84	$2.04
Diluted	$1.75	$1.82	$2.03

(1)	2011 and 2010 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

For the year ended December 31, 2012, 2011 and 2010, there were 214,468, 247,152 and 274,315, respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

11.   Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2012, Great American owned 51.9% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Assumed premiums written	$2,390	$3,716	$3,916
Assumed premiums earned	2,815	4,013	3,427
Assumed losses and loss adjustment expense incurred	1,952	4,398	2,021
Ceded premiums written	69	440	2,170
Ceded premiums earned	127	1,168	2,447
Ceded losses and loss adjustment expense recoveries	1,108	2,150	2,889
Payable to Great American as of year end	41	10	150

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

Effective October 1, 2012, the Company entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc., whereby AMMC will manage a portion of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio’s fair value. AMMC’s management of this portion of the Company’s portfolio commenced during the fourth quarter of 2012, with fees accrued for such services approximating $0.2 million at December 31, 2012.

Great American or its parent, AFG, perform certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to the Company. This could impact the Company’s personnel resources, require the Company to hire additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties. During the year ended December 31, 2012, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $1.2 million and $0.4 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. One of the Company’s directors was the president and chief financial officer of Validus Holdings, Ltd., the parent of Validus during 2012 and currently serves on Validus’ Board of Directors.

The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

12. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Direct premiums written	$564,601	$516,918	$430,555
Reinsurance assumed	8,869	9,395	8,075
Reinsurance ceded	(81,255)	(84,113)	(84,101)

Net premiums written	$492,215	$442,200	$354,529

Direct premiums earned	$531,133	$505,989	$432,281
Reinsurance assumed	8,825	9,668	7,527
Reinsurance ceded	(81,909)	(85,711)	(81,437)

Total premiums earned	$458,049	$429,946	$358,371

Reinsurance recoverable	$174,345	$199,081	$208,590

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2012, 2011 and 2010 were $58.0 million, $57.4 million and $50.7 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

13.  Unpaid Losses and LAE

The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$594,448	$596,136	$276,419
Net VIC reserves acquired, at fair value	-	-	282,325

Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	337,751	311,030	266,042
Prior years	3,257	(2,673)	(9,634)

	341,008	308,357	256,408

Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	107,135	117,593	96,182
Prior years	201,717	182,652	122,834

	308,852	300,245	219,016

Effect on loss and LAE expenses relating to the reduction in guaranteed reserves	(19,000)	(9,800)	-

Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	607,604	594,448	596,136
Reinsurance recoverable on unpaid losses and LAE, at end of year	167,701	182,128	202,509

Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$775,305	$776,576	$798,645

The foregoing reconciliation shows an increase of $3.3 million in the year ended December 31, 2012 and decreases of $2.7 million and $9.6 million in the years ended December 31, 2011 and 2010, respectively, representing unfavorable development in claims incurred in years prior to 2012 and favorable development in claims incurred in years prior to 2011 and 2010. The unfavorable development in 2012, which was concentrated in the commercial auto liability and workers’ compensation lines of business, partially offset by favorable development in our remaining lines of business, resulted from the combination of settling cases and adjusting current estimates of case and incurred but not reported (“IBNR”) losses for amounts more than the case and IBNR reserves carried at the end of the prior year for some of the Company’s lines of business. The favorable development in 2011 and 2010 resulted from the combination of settling cases and adjusting current estimates of case and IBNR losses for amounts less than the reserves carried at the end of the prior year for most of the Company’s lines of business. In 2012 and 2011, the Company also recorded favorable reserve development on the Vanliner reserves acquired in 2010. As discussed in Note 3 – “Acquisition of Vanliner Group, Inc.,” this favorable development is subject to a contractual balance sheet guaranty. Accordingly, offsetting charges to loss and LAE expense were recorded in the Consolidated Statements of Income for the years ended December 31,

2012 and 2011 to record the $19.0 million and $9.8 million, respectively, relating to the development as a payable to the guarantor. In 2011, the $9.8 million reduction in reserves, as well as the associated payable to the guarantor, were partially offset by approximately $6 million of additional unpaid losses and LAE expenses, which are included in “Provision for unpaid losses and LAE for claims net of reinsurance” in the table above. The reserves related to such loss and LAE expenses are also contractually guaranteed. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

14. Expense on Amounts Withheld

The Company invests funds in the participant loss layer for several of the ART programs. The Company receives investment income and incurs an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that the Company remits back to ART participants. The related investment income is included in the Company’s “Net investment income” line on its Consolidated Statements of Income.

For the years ended December 31, 2012, 2011 and 2010 balances related to ART programs were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Investment income on amounts withheld related to alternative risk transfer programs	$3,953	$3,910	$3,450
Investment expense on amounts withheld related to alternative risk transfer programs	3,953	3,910	3,450
Investment balance related to alternative risk transfer programs	177,956	155,801	137,546

15.  Statutory Accounting Principles

The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, NIIC-HI and TCC were as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
NIIC statutory capital and surplus	$269,696	$293,614	$273,647
NIIC statutory net income	52,880	30,969	19,858
VIC statutory capital and surplus	110,854	115,935	106,336
VIC statutory net income(a)	13,199	22,527	12,276
NIIC-HI statutory capital and surplus	10,925	11,458	12,040
NIIC-HI statutory net income	1,061	655	726
TCC statutory capital and surplus	16,462	16,604	16,944
TCC statutory net income	1,491	1,047	932

(a)	The 2010 statutory net income of VIC represents the income for the entire statutory annual period. The Company’s consolidated net income for 2010, on a GAAP basis, includes the earnings of VIC from the July 1, 2010 acquisition date. See Note 3 – “Acquisition of Vanliner Group, Inc.” for additional information.

The statutory capital and surplus of VIC, NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.

NIIC, VIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid in 2013 by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $52.9 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains is $12.3 million. NIIC-HI’s and TCC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.1 million and $1.6 million, respectively.

NIIC paid dividends of $60.0 million and $10.0 million to the Company in 2012 and 2011, respectively. Of the $60.0 million dividend paid to 2012, $39.0 million was in the form of an extraordinary dividend for which NIIC was required to receive regulatory approval by the State of Ohio. NIIC did not pay dividends to the Company in 2010. Also, in accordance with statutory restrictions each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2012 NIIC, VIC, NIIC-HI and TCC exceeded the minimum RBC levels and are well in excess of minimum capital requirements set forth by the companies’ respective states of domicile.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2012 and December 31, 2011, the liability for such assessments was $5.5 million and $4.8 million, respectively, and will be paid over several years as assessed by the various state funds.

17.  Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$241,315	$204,559	$155,819
Transportation	148,626	151,548	125,713
Specialty Personal Lines	47,180	53,353	57,800
Hawaii and Alaska	14,175	14,171	13,687
Other	6,753	6,315	5,352

Total premiums earned	458,049	429,946	358,371
Net investment income	34,927	30,554	23,298
Net realized gains on investments	6,219	4,477	4,324
Gain on bargain purchase	-	-	7,453
Other	3,278	3,541	3,680

Total revenues	$502,473	$468,518	$397,126

18.  Quarterly Operating Results (Unaudited)

The following are quarterly results of operations for the years ended December 31, 2012 and 2011:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Year Ended
	(Dollars in thousands)
2012
Revenues	$121,879	$121,054	$125,506	$134,034	$502,473
Net income	9,746	7,265	9,019	8,264	34,294
Net income per share – basic(a)	0.50	0.37	0.46	0.42	1.76
Net income per share – diluted(a)	0.50	0.37	0.46	0.42	1.75

2011(b)
Revenues	$114,357	$116,430	$116,858	$120,873	$468,518
Net income	9,418	8,059	5,829	12,242	35,548
Net income per share – basic(a)	0.49	0.42	0.30	0.63	1.84
Net income per share – diluted(a)	0.48	0.41	0.30	0.63	1.82

(a)	Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.
(b)	2011 results have been retrospectively adjusted for the changes to accounting for deferred policy acquisition costs required under ASU 2010-26.

ITEM 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A	Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

In the ordinary course of business, the Company routinely enhances its information systems by either upgrading systems or implementing new systems such as the new investment accounting software system implemented in the fourth quarter of 2012. Additionally, our management may from time to time enter into agreements to have various services provided by external parties, such as the investment management agreement entered into in the fourth quarter of 2012 by the Company and American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc., whereby AMMC now manages a portion of the Company’s investment portfolio. Investment transactions executed by AMMC on behalf of management are done so in accordance with the Company’s formal investment policy. There has been no change in our business processes and procedures during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 57 and 58, respectively, are incorporated herein by reference.

ITEM 9B	Other Information

None.

PART III

The information required by the following Items, except as to the information provided below under Item 10, will be included in our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Election of Class I Directors,” “Management,” and “Corporate Governance, Committee Descriptions and Reports” and “Nominations and Shareholder Proposals” in our Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table”, “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance, Committee Descriptions and Reports” and “2012 Director Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.

Equity Compensation Plan Information

The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2012) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Equity Compensation Plans	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Approved by shareholders	519,638	$21.51	567,330
Not approved by shareholders	none	N/A	none

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Matters to be Considered – Proposal No. 1 Election of Class I Directors” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 2 Ratification of Our Independent Registered Public Accounting Firm” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

PART IV

ITEM 15

(A)	The following documents are filed as part of this report:

1. The Financial Statements as included in Part II, Item 8.

2. The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

Schedule	Description	Page/Filing Basis
Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	93
Schedule III	Supplementary Insurance Information	96
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	97
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3. The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended through March 16, 2009*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Fifth Third Bank and U.S. Bank National Association, dated as of November 19, 2012	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
10.14	Investment Management Agreement effective October 1, 2012 between American Money Management Corporation, National Interstate Insurance Company, National Interstate Insurance Company of Hawaii, Inc., Vanliner Insurance Company and Triumphe Casualty Company
10.15	Form of Award Agreement for Restricted Shares and Performance Shares*	(13)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

Number	Description	Filing Basis
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document	(14)
101.SCH	XBRL Taxonomy Extension Schema Document	(14)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(14)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	(14)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(14)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(14)

*	Indicates a management contract or compensatory plan or arrangement.
(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).
(2)	This information is contained in Notes to Consolidated Financial Statements at Note Five “Investments.”
(3)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Reinsurance.”
(4)	This information is contained in Notes to Consolidated Financial Statements at Note Thirteen “Unpaid Losses and Loss Adjustment Expenses” and in Schedule III “Supplementary Insurance Information.”
(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008.
(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007.
(7)	This exhibit is incorporated by reference to our Form 8-K filed November 20, 2012.
(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007.
(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009.
(10)	This exhibit is incorporated by reference to our Proxy statement filed March 24, 2009.
(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.
(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011.
(13)	This exhibit is incorporated by reference to our Form 8-K filed February 25, 2013.
(14)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished,” not “filed.”

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Investment in subsidiaries	$340,887	$351,454
Investments:
Fixed maturities available-for-sale, at fair value (cost of $1,000 and $1,000, respectively)	837	837
Equity securities available-for-sale, at fair value (cost of $21 and $21, respectively)	62	50

Total investments	899	887
Receivable from subsidiary	8,285	6,610
Cash and cash equivalents	13,878	11,246
Property and equipment, net	3,419	3,947
Other assets	2,766	3,313

Total assets	$370,134	$377,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt	$12,000	$22,000
Other liabilities	4,186	6,558

Total liabilities	16,186	28,558
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	-	-
Common shares - $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,759 and 3,952 shares, respectively, in treasury	234	234
Additional paid-in capital	54,788	51,295
Retained earnings	272,618	285,403
Accumulated other comprehensive income	31,634	17,561
Treasury shares	(5,326)	(5,594)

Total shareholders’ equity	353,948	348,899

Total liabilities and shareholders’ equity	$370,134	$377,457

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Fees from subsidiaries	$21,817	$20,000	$18,125
Net investment income	7	3	100
Net realized gains on investments	-	-	187

Total revenues	21,824	20,003	18,412
Expenses:
General and administrative expenses	23,007	21,248	19,254
Interest expense	279	225	291

Total expenses	23,286	21,473	19,545

Loss before income tax benefit and equity in undistributed income of subsidiaries	(1,462)	(1,470)	(1,133)
Income tax benefit	(512)	(515)	(397)

Loss before equity in undistributed income of subsidiaries	(950)	(955)	(736)
Equity in undistributed income of subsidiaries, net of tax	35,244	36,503	40,195

Net income	$34,294	$35,548	$39,459

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net income	$34,294	$35,548	$39,459
Adjustments to reconcile net income to net cash (used in) provided by operating activities	(36,277)	(33,898)	(40,575)

Net cash (used in) provided by operating activities	(1,983)	1,650	(1,116)

Investing activities
Distributions from subsidiaries	60,000	15,000	-
Purchases of investments	-	(4,218)	(5,885)
Proceeds from sale or maturities of investments	-	4,565	10,814
Purchase of property and equipment	(1,400)	(1,136)	(3,181)

Net cash provided by investing activities	58,600	14,211	1,748

Financing activities
Additional long-term debt borrowings	28,500	2,000	31,500
Reductions of long-term debt	(38,500)	-	(26,500)
Net tax effect from exercise/vesting of stock-based compensation	67	154	31
Issuance of common shares from treasury upon exercise of stock options or stock award grants	3,027	214	497
Cash dividends paid on common shares	(47,079)	(7,007)	(6,231)

Net cash used in financing activities	(53,985)	(4,639)	(703)
Net increase (decrease) in cash and cash equivalents	2,632	11,222	(71)
Cash and cash equivalents at beginning of year	11,246	24	95

Cash and cash equivalents at end of year	$13,878	$11,246	$24

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs (1)	Liability for Unpaid Losses and LAE	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE	Amortization of Deferred Policy Acquisition Costs(1)	Other Underwriting Expenses	Net Premiums Written
	(In thousands)
Year ended December 31, 2012	$25,246	$775,305	$266,126	$458,049	$34,927	$341,008	$79,351	$10,566	$492,215
Year ended December 31, 2011	24,603	776,576	232,548	429,946	30,554	308,357	78,677	9,183	442,200
Year ended December 31, 2010	21,008	798,645	221,903	358,371	23,298	256,408	58,948	8,768	354,529

(1)	Information as of and for the years ended December 31, 2011 and 2010 has been retrospectively adjusted for the changes to accounting for DPAC required under ASU 2010-26.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged/(Credited) to Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2012
Premiums in course of collection	$2,662	$275	$-	$128	$2,809
Year ended December 31, 2011
Premiums in course of collection	1,915	1,042	-	295	2,662
Year ended December 31, 2010
Premiums in course of collection	963	1,299	-	347	1,915

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	President and Chief Executive Officer

Signed: March 8, 2013

Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID W. MICHELSON David W. Michelson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2013

/s/ JULIE A. MCGRAW Julie A. McGraw	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ JOSEPH E. (JEFF) CONSOLINO* Joseph E. Consolino	Chairman of the Board	March 8, 2013

/s/ THEODORE H. ELLIOTT, JR.* Theodore H. Elliott, Jr.	Director	March 8, 2013

/s/ GARY J. GRUBER* Gary J. Gruber	Director	March 8, 2013

/s/ KEITH A. JENSEN* Keith A. Jensen	Director	March 8, 2013

/s/ DONALD D. LARSON* Donald D. Larson	Director	March 8, 2013

/s/ VITO PERAINO* Vito Peraino	Director	March 8, 2013

/s/ JOEL SCHIAVONE* Joel Schiavone	Director	March 8, 2013

/s/ DONALD W. SCHWEGMAN* Donald W. Schwegman	Director	March 8, 2013

/s/ ALAN R. SPACHMAN* Alan R. Spachman	Director	March 8, 2013

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact