Form 10-Q
period 2013-03-31
National Interstate CORP
filed 2013-05-03
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s sole class of common shares as of April 30, 2013 was 19,717,087.

National Interstate Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost—$916,699 and $900,052, respectively)	$962,493	$944,752
Equity securities available-for-sale, at fair value (amortized cost—$31,190 and $27,210, respectively)	38,064	31,177
Other invested assets	38,350	36,882

Total investments	1,038,907	1,012,811
Cash and cash equivalents	43,791	41,981
Accrued investment income	8,570	8,937
Premiums receivable, net of allowance for doubtful accounts of $2,657 and $2,809, respectively	216,746	215,690
Reinsurance recoverable on paid and unpaid losses	168,170	174,345
Prepaid reinsurance premiums	38,590	32,570
Deferred policy acquisition costs	25,167	25,246
Deferred federal income taxes	17,058	19,883
Property and equipment, net	24,192	24,539
Funds held by reinsurer	2,522	3,710
Intangible assets, net	8,285	8,355
Prepaid expenses and other assets	2,369	2,157

Total assets	$1,594,367	$1,570,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$785,439	$775,305
Unearned premiums and service fees	269,948	266,126
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	69,111	67,002
Reinsurance balances payable	24,830	19,473
Accounts payable and other liabilities	52,179	59,055
Commissions payable	12,271	11,838
Assessments and fees payable	5,257	5,477

Total liabilities	1,231,035	1,216,276
Shareholders’ equity:
Preferred shares—no par value
Authorized—10,000 shares
Issued—0 shares	—	—
Common shares—$0.01 par value
Authorized—50,000 shares
Issued—23,350 shares, including 3,715 and 3,759 shares, respectively, in treasury	234	234
Additional paid-in capital	55,660	54,788
Retained earnings	278,469	272,618
Accumulated other comprehensive income	34,234	31,634
Treasury shares	(5,265)	(5,326)

Total shareholders’ equity	363,332	353,948

Total liabilities and shareholders’ equity	$1,594,367	$1,570,224

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Premiums earned	$126,907	$110,125
Net investment income	7,963	9,183
Net realized gains on investments (*)	1,546	1,742
Other	833	829

Total revenues	137,249	121,879
Expenses:
Losses and loss adjustment expenses	96,611	80,553
Commissions and other underwriting expenses	22,860	21,534
Other operating and general expenses	5,425	4,930
Expense on amounts withheld	1,203	1,040
Interest expense	75	62

Total expenses	126,174	108,119

Income before income taxes	11,075	13,760
Provision for income taxes	3,058	4,014

Net income	$8,017	$9,746

Net income per share—basic	$0.41	$0.50

Net income per share—diluted	$0.41	$0.50

Weighted average of common shares outstanding—basic	19,610	19,409

Weighted average of common shares outstanding—diluted	19,770	19,543

Cash dividends per common share	$0.11	$0.10

(*) Consists of the following:

Net realized gains before impairment losses	$1,563	$1,822
Total losses on securities with impairment charges	(17)	(80)
Non-credit portion recognized in other comprehensive income	—	—

Net impairment charges recognized in earnings	(17)	(80)

Net realized gains on investments	$1,546	$1,742

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net Income	$8,017	$9,746
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	4,393	9,901
Reclassification adjustment for net realized gains included in net income	(392)	(332)

Total other comprehensive income, before tax	4,001	9,569
Deferred income taxes on other comprehensive income	1,401	3,349

Other comprehensive income, net of tax	2,600	6,220

Total comprehensive income	$10,617	$15,966

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			8,017			8,017
Other comprehensive income, net of tax				2,600		2,600
Dividends on common stock			(2,166)			(2,166)
Issuance of 44,395 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		657			61	718
Net tax effect from exercise/vesting of stock-based compensation		24				24
Stock compensation expense		191				191

Balance at March 31, 2013	$234	$55,660	$278,469	$34,234	$(5,265)	$363,332

Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			9,746			9,746
Other comprehensive income, net of tax				6,220		6,220
Dividends on common stock			(1,948)			(1,948)
Issuance of 15,629 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(139)			21	(118)
Net tax effect from exercise/vesting of stock-based compensation		46				46
Stock compensation expense		201				201

Balance at March 31, 2012	$234	$51,403	$293,201	$23,781	$(5,573)	$363,046

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$8,017	$9,746
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,865	1,624
Provision for depreciation and amortization	1,391	1,063
Net realized gains on investment securities	(1,546)	(1,742)
Deferred federal income taxes	1,425	1,774
Stock compensation expense	191	201
Decrease (increase) in deferred policy acquisition costs, net	79	(825)
Increase in reserves for losses and loss adjustment expenses	10,134	5,269
Increase in premiums receivable	(1,056)	(812)
Increase (decrease) in unearned premiums and service fees	3,822	(178)
Decrease in interest receivable and other assets	1,343	671
Increase in prepaid reinsurance premiums	(6,020)	(3,268)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(6,663)	1,224
Increase in amounts withheld or retained for accounts of others	2,109	60
Decrease in reinsurance recoverable	6,175	6,088
Increase (decrease) in reinsurance balances payable	5,357	(900)
Other	—	(14)

Net cash provided by operating activities	26,623	19,981

Investing activities
Purchases of fixed maturities	(67,272)	(56,182)
Purchases of equity securities	(5,322)	(580)
Proceeds from sale of fixed maturities	3,608	8,618
Proceeds from sale of equity securities	1,690	557
Proceeds from maturities and redemptions of investments	45,507	35,834
Change in other investments, net	(625)	(1,100)
Capital expenditures	(975)	(1,223)

Net cash used in investing activities	(23,389)	(14,076)

Financing activities
Net tax effect from exercise/vesting of stock-based compensation	24	46
Issuance of common shares from treasury upon exercise of stock options or stock award grants	718	(118)
Cash dividends paid on common shares	(2,166)	(1,948)

Net cash used in financing activities	(1,424)	(2,020)

Net increase in cash and cash equivalents	1,810	3,885
Cash and cash equivalents at beginning of period	41,981	23,674

Cash and cash equivalents at end of period	$43,791	$27,559

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Recent Accounting Pronouncements

Effective January 1, 2013, the Company adopted Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The adoption did not have a material impact on the Company’s results of operations or financial position.

Effective January 1, 2013, the Company prospectively adopted Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. As the updated guidance only required a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, as well as investment professionals affiliated with American Financial Group, Inc. (“AFG”), who report to the Chief Investment Officer, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and perpetual preferred stocks that are not actively traded. Included in Level 2 are $70.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,495	$112,649	$—	$114,144
Foreign government obligations	—	5,617	—	5,617
State and local government obligations	—	355,951	844	356,795
Residential mortgage-backed securities	—	202,586	—	202,586
Commercial mortgage-backed securities	—	43,827	—	43,827
Corporate obligations	—	199,895	8,707	208,602
Other debt obligations	—	26,011	—	26,011
Redeemable preferred stocks	3,427	1,000	484	4,911

Total fixed maturities	4,922	947,536	10,035	962,493
Equity securities:
Common stocks	29,787	875	—	30,662
Perpetual preferred stocks	3,067	3,372	963	7,402

Total equity securities	32,854	4,247	963	38,064

Total fixed maturities and equity securities	37,776	951,783	10,998	1,000,557
Cash and cash equivalents	43,791	—	—	43,791

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$81,567	$951,783	$10,998	$1,044,348

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,056	$110,041	$—	$112,097
Foreign government obligations	—	5,660	—	5,660
State and local government obligations	—	360,989	837	361,826
Residential mortgage-backed securities	—	194,695	—	194,695
Commercial mortgage-backed securities	—	47,604	—	47,604
Corporate obligations	—	199,553	7,658	207,211
Other debt obligations	—	11,428	—	11,428
Redeemable preferred stocks	3,748	—	483	4,231

Total fixed maturities	5,804	929,970	8,978	944,752
Equity securities:
Common stocks	24,219	755	—	24,974
Perpetual preferred stocks	2,936	3,267	—	6,203

Total equity securities	27,155	4,022	—	31,177

Total fixed maturities and equity securities	32,959	933,992	8,978	975,929
Cash and cash equivalents	41,981	—	—	41,981

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$74,940	$933,992	$8,978	$1,017,910

The tables above exclude investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $38.4 million and $36.9 million (included in “other invested assets”) at March 31, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three month period ended March 31, 2013 there were no securities transferred between Level 1 and Level 2. During the three months ended March 31, 2012, there was a $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to increased trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three month period ended March 31, 2013.

	Three Months Ended March 31, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	7	98	1	(6)
Purchases and issuances	—	1,000	—	969
Sales, settlements and redemptions	—	(49)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at March 31, 2013	$844	$8,707	$484	$963

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three month period ended March 31, 2012.

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

At March 31, 2013 the Company had 10 securities with a fair value of $11.0 million that are included in Level 3, which represented 1.1% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 3.0% of the Company’s shareholders’ equity at March 31, 2013, any change in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments

Under other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge recorded in earnings is required to reduce the amortized cost of that security to fair value.

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2013:
Fixed Maturities:
U.S. Government and government agency obligations	$107,541	$6,610	$(7)	$114,144
Foreign government obligations	5,568	49	—	5,617
State and local government obligations	340,855	16,186	(246)	356,795
Residential mortgage-backed securities	194,135	9,646	(1,195)	202,586
Commercial mortgage-backed securities	41,771	2,056	—	43,827
Corporate obligations	196,324	12,393	(115)	208,602
Other debt obligations	25,745	281	(15)	26,011
Redeemable preferred stocks	4,760	166	(15)	4,911

Total fixed maturities	916,699	47,387	(1,593)	962,493
Equity securities:
Common stocks	24,400	6,381	(119)	30,662
Perpetual preferred stocks	6,790	619	(7)	7,402

Total equity securities	31,190	7,000	(126)	38,064

Total fixed maturities and equity securities	$947,889	$54,387	$(1,719)	$1,000,557

December 31, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$104,958	$7,141	$(2)	$112,097
Foreign government obligations	5,587	73	—	5,660
State and local government obligations	344,660	17,339	(173)	361,826
Residential mortgage-backed securities	188,498	7,835	(1,638)	194,695
Commercial mortgage-backed securities	45,632	1,974	(2)	47,604
Corporate obligations	195,261	12,134	(184)	207,211
Other debt obligations	11,321	107	—	11,428
Redeemable preferred stocks	4,135	113	(17)	4,231

Total fixed maturities	900,052	46,716	(2,016)	944,752
Equity securities:
Common stocks	21,376	3,669	(71)	24,974
Perpetual preferred stocks	5,834	369	—	6,203

Total equity securities	27,210	4,038	(71)	31,177

Total fixed maturities and equity securities	$927,262	$50,754	$(2,087)	$975,929

The table above excludes investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $38.4 million and $36.9 million (included in “other invested assets”) at March 31, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 37.1% of the Company’s fixed maturity portfolio at March 31, 2013, with approximately $281.8 million, or 79.0%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.5% of such securities were rated investment grade (as determined by nationally recognized agencies) at March 31, 2013. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2013.

The amortized cost and fair value of fixed maturities at March 31, 2013, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.3 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,404	$22,679
Due after one year through five years	269,559	285,816
Due after five years through ten years	272,345	287,508
Due after ten years	116,485	120,077

	680,793	716,080
Mortgage-backed securities	235,906	246,413

Total	$916,699	$962,493

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Fixed maturity gains	$342	$443
Fixed maturity losses	—	(34)
Equity security gains	415	89
Equity security losses	(54)	(107)
Other investments, net gains	843	1,351

Net realized gains on investments	$1,546	$1,742

Net realized gains on investments of $1.5 million for the three months ended March 31, 2013 were generated from net realized gains associated with equity partnership investments of $0.8 million and net realized gains associated with sales or redemptions of securities of $0.7 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Net realized gains on investments of $1.7 million for the three months ended March 31, 2012 were primarily generated from net gains associated with equity partnership investments of $1.4 million and net realized gains associated with the sales of securities of $0.4 million. Offsetting these gains were other-than-temporary impairment charges of $0.1 million on two equity securities.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
March 31, 2013:
Fixed maturities:
U.S. Government and government agency obligations	$10,935	$(7)	99.9%	3	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	5,631	(90)	98.4%	4	844	(156)	84.4%	1
Residential mortgage-backed securities	28,111	(159)	99.4%	16	7,772	(1,036)	88.2%	6
Commercial mortgage-backed securities	—	—	0.0%	—	—	—	0.0%	—
Corporate obligations	15,222	(115)	99.3%	14	—	—	0.0%	—
Other debt obligations	6,814	(15)	99.8%	5	—	—	0.0%	—
Redeemable preferred stocks	—	—	0.0%	—	484	(15)	97.0%	1

Total fixed maturities	66,713	(386)	99.4%	42	9,100	(1,207)	88.3%	8
Equity securities:
Common stocks	2,522	(119)	95.5%	10	—	—	0.0%	—
Perpetual preferred stocks	962	(7)	99.3%	1	—	—	0.0%	—

Total equity securities	3,484	(126)	96.5%	11	—	—	0.0%	—

Total fixed maturities and equity securities	$70,197	$(512)	99.3%	53	$9,100	$(1,207)	88.3%	8

December 31, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$6,195	$(2)	100.0%	3	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	1,048	(10)	99.1%	1	837	(163)	83.7%	1
Residential mortgage-backed securities	19,541	(135)	99.3%	9	12,194	(1,503)	89.0%	7
Commercial mortgage-backed securities	2,000	(2)	99.9%	1	—	—	0.0%	—
Corporate obligations	12,001	(184)	98.5%	19	—	—	0.0%	—
Other debt obligations	—	—	0.0%	—	—	—	0.0%	—
Redeemable preferred stocks	—	—	0.0%	—	483	(17)	96.6%	1

Total fixed maturities	40,785	(333)	99.2%	33	13,514	(1,683)	88.9%	9
Equity securities:
Common stocks	1,110	(71)	94.0%	9	—	—	0.0%	—
Perpetual preferred stocks	—	—	0.0%	—	—	—	0.0%	—

Total equity securities	1,110	(71)	94.0%	9	—	—	0.0%	—

Total fixed maturities and equity securities	$41,895	$(404)	99.0%	42	$13,514	$(1,683)	88.9%	9

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased slightly from $2.1 million at December 31, 2012 to $1.7 million at March 31, 2013. The $1.7 million in gross unrealized losses at March 31, 2013 was primarily on fixed maturity holdings in residential mortgage-backed securities. The gross unrealized losses on equity securities were $126 thousand and have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 83.1% of all fixed maturity securities with unrealized losses.

At March 31, 2013, gross unrealized losses on residential mortgage-backed securities were $1.2 million and represented 75.0% of the total gross unrealized losses on fixed maturities. There were 16 securities with gross unrealized losses of $0.2 million that were in an unrealized loss position for less than 12 months and six securities with gross unrealized losses of $1.0 million that were in an unrealized loss position for 12 months or more. Four of these securities previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.0 million at March 31, 2013. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.

At March 31, 2013, the state and local government obligations, with gross unrealized losses of $0.2 million, primarily consisted of one holding that was in an unrealized loss position for more than 12 months. Investment grade securities represented 100% of fixed maturity securities with unrealized losses in state and local government obligations.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the first quarter of 2013 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$2,282	$2,258
Additional credit impairments on:
Previously impaired securities	—	—
Securities without prior impairments	—	—
Reductions	—	—

Ending balance	$2,282	$2,258

5. Income Taxes

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Federal income tax expense at statutory rate	$3,876	$4,816
Effect of:
Tax-exempt investment income	(929)	(913)
Other items, net	111	111

	$3,058	$4,014

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$16,217	$16,341
Unpaid losses and loss adjustment expenses	20,100	19,630
Assessments and fees payable	1,727	1,801
Realized losses on investments, primarily impairments	5,521	5,376
Accrued compensation	1,957	3,216
Limited partnership investments	529	827
Other, net	2,074	2,406

	48,125	49,597
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,808)	(8,836)
Unrealized gains on investments	(18,434)	(17,034)
Intangible assets	(2,900)	(2,924)
Other, net	(925)	(920)

Total deferred tax liabilities	(31,067)	(29,714)

Net deferred income tax assets	$17,058	$19,883

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2013, there were options for 459,638 shares outstanding and 522,401 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. At the Company’s May 2, 2013 annual meeting of shareholders, the Company’s shareholders approved the proposal to increase the number of shares reserved for issuance under the LTIP by 500,000 shares.

For both the three months ended March 31, 2013 and 2012, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income	$8,017	$9,746

Weighted average shares outstanding during period	19,610	19,409
Additional shares issuable under employee common stock option plans using treasury stock method	160	134

Weighted average shares outstanding assuming exercise of stock options	19,770	19,543

Net income per share:
Basic	$0.41	$0.50
Diluted	$0.41	$0.50

For the three months ended March 31, 2013 and 2012, there were zero and 204,110, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2013, Great American owned 51.8% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Assumed premiums written	$618	$683
Assumed premiums earned	584	859
Assumed losses and loss adjustment expense incurred	487	728
Ceded premiums written	15	19
Ceded premiums earned	18	68
Ceded losses and loss adjustment expense recoveries	98	395
(Payable to) receivable from Great American as of period end	(78)	12

Effective October 1, 2012, the Company entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of AFG, whereby AMMC manages a portion of the Company’s investment portfolio at an annual cost of 15 basis points of the fair value of the assets under management. AMMC’s management of this portion of the Company’s portfolio commenced during the fourth quarter of 2012, with fees accrued for such services approximating $0.3 million for the quarter ended March 31, 2013.

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

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first three months of 2013, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.2 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus.

The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

9. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Direct premiums written	$149,464	$127,961
Reinsurance assumed	2,404	2,264
Reinsurance ceded	(27,111)	(23,510)

Net premiums written	$124,757	$106,715

Direct premiums earned	$145,670	$128,102
Reinsurance assumed	2,329	2,263
Reinsurance ceded	(21,092)	(20,240)

Premiums earned	$126,907	$110,125

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2013 and 2012 were $9.6 million and $12.4 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2013 and December 31, 2012, the liability for such assessments was $5.3 million and $5.5 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$71,308	$58,210
Transportation	38,632	35,137
Specialty Personal Lines	11,331	11,817
Hawaii and Alaska	3,561	3,384
Other	2,075	1,577

Total premiums earned	126,907	110,125
Net investment income	7,963	9,183
Net realized gains on investments	1,546	1,742
Other	833	829

Total revenues	$137,249	$121,879

12. Accumulated Other Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on our investment portfolio, which is classified as available for sale. The following table shows the progression of the components of accumulated other comprehensive income (“AOCI”) during the three months ended March 31, 2013.

Accumulated Other Comprehensive Income
(Dollars in thousands)
Balance at January 1, 2013	$31,634
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	2,855
Reclassification adjustment for net realized gains included in net income, net of tax	(255)

Other comprehensive income, net of tax	2,600

Ending balance at March 31, 2013	$34,234

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three months ended March 31, 2013, categorized by the respective affected line items in the Consolidated Statement of Income:

Three Months Ended March 31, 2013
(Dollars in thousands)
Increase to net realized gains on investments	$392

Increase to income before income taxes	392
Increase to provision for income taxes	137

Increase to net income	$255

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

We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 31 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.

As of March 31, 2013, Great American Insurance Company (“Great American”) owned 51.8% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

Our net income, determined in accordance with GAAP, includes after-tax net realized gains from investments that may not be indicative of our ongoing operations. The following table reconciles net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended March 31,
	2013		2012
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,012	$0.36	$8,614	$0.44
After-tax net realized gains from investments	1,005	0.05	1,132	0.06

Net income	$8,017	$0.41	$9,746	$0.50

Our net income for the three months ended March 31, 2013 was $8.0 million ($0.41 per share diluted) compared to $9.7 million ($0.50 per share diluted) for the same period in 2012. This decrease was driven by the higher loss and LAE ratio of 76.1% for the three months ended March 31, 2013 as compared to 73.1% for the same period in 2012. This 3.0 percentage point increase was primarily attributable to elevated claim severity in certain of our ART products during the three months ended March 31, 2013, partially offset by improvement in the loss and LAE results of two products which we have previously reported as having underperformed in recent periods, one of our Hawaii and Alaska products and our recreational vehicle product. Also contributing to the decline in net income for the first quarter of 2013 compared to the same period in 2012 was a decrease in net investment income, as yields available in the financial markets on fixed maturity securities have generally declined in recent years, placing downward pressure on our investment portfolio yield. Net investment income was also impacted by our average invested asset balances being slightly lower in the first quarter of 2013 as compared to the same period in 2012 due to our one-time special dividend payment in December 2012.

We recorded after-tax net realized gains from investments of $1.0 million ($0.05 per share diluted) for the first quarter of 2013, compared to $1.1 million ($0.06 per share diluted) for the comparative period in 2012. Our after-tax net realized gains for the three months ended March 31, 2013 were primarily generated by net gains associated with equity partnership investments and sales or redemptions of securities, while the after-tax net realized gains for the comparable period in 2012 related primarily to net gains associated with equity partnership investments.

Our net income from operations for the three months ended March 31, 2013 was $7.0 million ($0.36 per share diluted) compared to $8.6 million ($0.44 per share diluted) for the same periods in 2012. The primary drivers for this period-over-period fluctuation are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written

Three months ended March 31, 2013 compared to March 31, 2012. We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$85,568	56.3%	$76,438	58.7%
Transportation	46,770	30.8%	35,207	27.0%
Specialty Personal Lines	13,542	8.9%	13,053	10.0%
Hawaii and Alaska	3,890	2.6%	3,880	3.0%
Other	2,098	1.4%	1,647	1.3%

Gross premiums written	$151,868	100.0%	$130,225	100.0%

Gross premiums written includes both direct and assumed premium. During the first quarter of 2013, our gross premiums written increased $21.6 million, or 16.6%, compared to the same period in 2012, primarily attributable to the growth experienced in our transportation and ART components. Gross premiums written in our transportation component increased by $11.6 million, or 32.8%, in the first quarter of 2013 compared to the same period in 2012, primarily driven by Vanliner’s moving and storage products, which grew due to a combination of new customers, rate increases and growth in the exposure base among its existing customers. Also contributing to the transportation component’s growth was the impact of premiums produced by the trucking product extension introduced in 2012, as well as rate increases on all transportation component products and high renewal retention in our traditional passenger transportation business. Our ART component’s gross premiums written increased $9.1 million, or 11.9%, during the first quarter of 2013 compared to the same period in 2012 due to growth in existing ART programs including the addition of a new customer to our large account ART product, rate increases, growth in exposures on renewal business and the addition of new customers in many of our other ART programs. Additionally, we continued to experience high levels of member retention in group ART programs renewing during the period. The ART growth was partially offset by reductions in premium primarily associated with the impact of ending the business relationship with the agent for one of the products in the program business portion of our ART component. This product, which is in runoff, comprised 4.7% of our gross premiums written during the first quarter of 2012. The increase of $0.5 million, or 3.7%, in our specialty personal lines component was primarily related to the growth in our commercial vehicle product, which is mainly attributable to the impact of having appointed hundreds of new independent agents over the past several months and increased rates. This growth was partially offset by a decline in our recreational vehicle product primarily driven by the impact on quote volume and conversion rates associated with significantly increasing our premium rates.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2013 and 2012, we recorded premium assessments of $3.2 and $1.5 million premium, respectively.

Premiums Earned

Three months ended March 31, 2013 compared to March 31, 2012. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$71,308	$58,210	$13,098	22.5%
Transportation	38,632	35,137	3,495	9.9%
Specialty Personal Lines	11,331	11,817	(486)	(4.1%)
Hawaii and Alaska	3,561	3,384	177	5.2%
Other	2,075	1,577	498	31.6%

Total premiums earned	$126,907	$110,125	$16,782	15.2%

Our premiums earned increased $16.8 million, or 15.2%, to $126.9 million during the three months ended March 31, 2013 compared to $110.1 million for the same period in 2012. The increase is primarily attributable to our ART component, which grew $13.1 million, or 22.5%, over 2012 mainly due to the gross premiums written growth from new and existing programs experienced throughout 2012. Our transportation component increased $3.5 million, or 9.9%, during the first quarter of 2013 compared to the same period in 2012 mainly due to the gross premiums written growth in 2012 among Vanliner’s moving and storage products and our traditional trucking business. Partially offsetting these increases was a decrease in our specialty personal lines component of $0.5 million, or 4.1%, due to the decline in premiums written in our recreational vehicle product experienced throughout 2012.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, since 2011 we have seen rate levels gradually stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business. This positive trend has continued into the first quarter of 2013, with many of our products taking rate increases of over 5% and, in some instances, exceeding 10%.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Gross premiums written	$151,868	$130,225
Ceded reinsurance	(27,111)	(23,510)

Net premiums written	124,757	106,715
Change in unearned premiums, net of ceded	2,150	3,410

Total premiums earned	$126,907	$110,125

Combined Ratios:
Loss and LAE ratio (1)	76.1%	73.1%
Underwriting expense ratio (2)	21.7%	23.3%

Combined ratio	97.8%	96.4%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

Three months ended March 31, 2013 compared to March 31, 2012. Our loss and LAE ratio for the first quarter of 2013 increased 3.0 percentage points to 76.1% compared to 73.1% for the same period in 2012. This increase over the prior period is primarily attributable to higher claim severity in certain of our ART products during the three months ended March 31, 2013. Accordingly, we have non-renewed certain underperforming accounts and have increased rate levels, as previously discussed. Partially offsetting this increased claim severity was improvement in the loss and LAE results of two products which we have previously reported as having underperformed in recent periods, one of our Hawaii and Alaska products and our recreational vehicle product. For the first quarter of 2013, we had unfavorable development from prior years’ loss reserves of $2.4 million, or 1.9 percentage points compared to unfavorable development of $1.9 million, or 1.8 percentage points, in the first quarter of 2012. This unfavorable development was primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis. The prior years’ loss reserve development is not considered to be unusual or significant to prior years’ reserves based on the history of our business and the timing of events in the claims adjustment process.

The underwriting expense ratio for the first quarter of 2013 decreased 1.6 percentage points to 21.7% compared to 23.3% for the same period in 2012, which was primarily attributable to leveraging our fixed operating costs while increasing our premium base in the first quarter of 2013 compared to the same period in the prior year. Specifically, operating costs associated with our insurance operations, such as product management, underwriting, sales and marketing costs, have remained flat during the first three months of 2013 as compared to the first three months of 2012.

Net Investment Income

Three months ended March 31, 2013 compared to March 31, 2012. Net investment income decreased $1.2 million, or 13.3%, to $8.0 million in the first quarter of 2013 compared to the same period in 2012. Yields available in the financial markets on fixed maturity securities remain low, placing downward pressure on our net investment income. While we have normally had higher average invested assets period over period to help offset the declining yields, average fixed income holdings were slightly lower in the first quarter of 2013 as compared to the same period in 2012 primarily due to our one-time special shareholder dividend paid in December 2012.

Net Realized Gains on Investments

Three months ended March 31, 2013 compared to March 31, 2012. Net realized gains on investments were $1.5 million for the first quarter of 2013 compared to $1.7 million for the first quarter of 2012. The net realized gains for the three months ended March 31, 2013 were primarily generated from net realized gains associated with equity partnerships totaling $0.8 million and sales or redemptions of securities, which produced net gains of $0.7 million. The net realized gains for the first quarter of 2012 were primarily generated from net gains associated with equity partnership investments of $1.4 million and net realized gains associated with sales of securities totaling $0.4 million.

Commissions and Other Underwriting Expenses

Three months ended March 31, 2013 compared to March 31, 2012. During the first quarter of 2013, commissions and other underwriting expenses of $22.9 million increased $1.4 million, or 6.2%, from $21.5 million in the comparable period in 2012. As a percentage of premiums earned, commissions and other underwriting expenses decreased to 18.0% for the three months ended

March 31, 2013 as compared to 19.6% for the same period in 2012, primarily attributable to increasing our premium base while maintaining relatively flat fixed operating costs associated with our insurance operations.

Other Operating and General Expenses

Three months ended March 31, 2013 compared to March 31, 2012. Other operating and general expenses increased $0.5 million, or 10.0%, to $5.4 million during the quarter ended March 31, 2013 compared to $4.9 million for the same period in 2012, primarily due to growth in our employee headcount and other expenses necessary to support the growth in our business. As a percentage of premiums earned, such expenses were relatively flat at 4.3% and 4.5% for the three months ended March 2013 and 2012, respectively.

Income Taxes

Three months ended March 31, 2013 compared to March 31, 2012. The effective tax rate of 27.6% for the three month period ended March 31, 2013 decreased 1.6 percentage points, from 29.2%, as compared to the same period in 2012, primarily attributable to the impact of tax-exempt investment income. While our tax-exempt investment income was relatively flat in the first quarter of 2013 as compared to the same period in 2012, its impact on our effective tax rate was greater in the first quarter of 2013 due to having lower income before income taxes as compared to the prior period.

Financial Condition

Investments

At March 31, 2013, our investment portfolio contained $962.5 million in fixed maturity securities and $38.1 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $38.4 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At March 31, 2013, we had pre-tax net unrealized gains of $45.8 million on fixed maturities and $6.9 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At March 31, 2013, 90.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

State and local government obligations represented approximately 37.1% of our fixed maturity portfolio at March 31, 2013, with approximately $281.8 million, or 79.0%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.5% of such securities were rated investment grade at March 31, 2013. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2013.

Summary information for securities with unrealized gains or losses at March 31, 2013 is shown in the following table. Approximately $1.0 million of fixed maturities and $27 thousand of equity securities had no unrealized gains or losses at March 31, 2013.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$885,680	$75,813
Amortized cost of securities	838,293	77,406
Gross unrealized gain or (loss)	$47,387	$(1,593)
Fair value as a % of amortized cost	105.7%	97.9%
Number of security positions held	714	50
Number individually exceeding $50,000 gain or (loss)	284	6
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$6,610	$(7)
Foreign governments	49	—
State, municipalities and political subdivisions	16,186	(246)
Residential mortgage-backed securities	9,646	(1,195)
Commercial mortgage-backed securities	2,056	—
Other debt obligations	281	(15)
Financial institutions, insurance and real estate	4,133	(49)
Industrial and other	8,426	(81)
Percent rated investment grade (a)	90.7%	83.1%
Equity Securities:
Fair value of securities	$34,553	$3,484
Cost of securities	27,553	3,610
Gross unrealized gain or (loss)	$7,000	$(126)
Fair value as a % of cost	125.4%	96.5%
Number individually exceeding $50,000 gain or (loss)	37	1

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2013, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.4%	1.3%
After one year through five years	31.0%	15.2%
After five years through ten years	30.6%	20.2%
After ten years	12.2%	16.0%

	76.2%	52.7%
Mortgage-backed securities	23.8%	47.3%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At March 31, 2013
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (95 issues)	$169,397	$11,518	107.3%
More than one year (189 issues)	367,924	28,226	108.3%
Less than $50,000 (430 issues)	348,359	7,643	102.2%

	$885,680	$47,387

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$2,595	$(51)	98.1%
More than one year (5 issues)	4,907	(1,111)	81.5%
Less than $50,000 (44 issues)	68,311	(431)	99.4%

	$75,813	$(1,593)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (30 issues)	$14,892	$2,976	125.0%
More than one year (7 issues)	6,977	2,770	165.8%
Less than $50,000 (55 issues)	12,684	1,254	111.0%

	$34,553	$7,000

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (1 issue)	$664	$(71)	90.3%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (10 issues)	2,820	(55)	98.1%

	$3,484	$(126)

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

Liquidity and Capital Resources

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first three months of 2013, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents increased $1.8 million from $42.0 million at December 31, 2012 to $43.8 million at March 31, 2013. We generated net cash from operations of $26.6 million for the three months ended March 31, 2013, compared to $20.0 million during the comparable period in 2012. The growth we experienced in our gross premiums written in the first three months of 2013 compared to the same period in 2012 drove the $6.6 million increase in net cash from operations, as reflected in the various line items within this section of our Consolidated Statements of Cash Flows.

Net cash used in investing activities was $23.4 million and $14.1 million for the three months ended March 31, 2013 and 2012, respectively. Contributing to the $9.3 million increase in cash used in investing activities were increases of $11.1 million and $4.7 million from the purchases of fixed maturities and equity securities, respectively, as well as a $5.0 million decrease in the proceeds from the sale of fixed maturities, partially offset by a $9.7 million increase in the proceeds from maturities and redemptions of fixed maturity investments. The increase in the purchases of investment securities during the first quarter of 2013 was primarily attributable to reinvesting the proceeds from matured and redeemed fixed maturity securities. The increase in maturities and redemptions of fixed maturity investments in the first quarter of 2013 was due to an increase in scheduled maturities as compared to the first quarter of 2012. The net purchases of fixed maturities during the first three months of 2013 were primarily concentrated in other debt obligations, which are primarily comprised of asset-backed securities excluding those related to mortgages, while the net purchases of equity securities during the period were mainly concentrated in dividend yielding stocks.

Net cash used in financing activities was $1.4 million and $2.0 million for the three months ended March 31, 2013 and 2012, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

On November 19, 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at March 31, 2013, we would pay interest at the LIBOR rate plus 0.875%. At March 31, 2013, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.4649% at March 31, 2013) plus 87.5 basis points, with interest payments due throughout the year at each interest rate repricing date.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2013, we were in compliance with all covenants.

We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement, will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. Our ongoing corporate initiatives include actively evaluating potential acquisitions. At such time that we would execute an agreement to enter into an acquisition, such a transaction, depending upon the structure and size, could have an impact on our liquidity. If we were forced to borrow additional funds in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our long-term operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and thus impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas where the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2013 and December 31, 2012, we had $785.4 million and $775.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review our recorded reserves for NIIC, VIC, NIIC-HI and TCC utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s combined net reserves for the year ending December 31, 2012 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2013 and December 31, 2012.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary charges recorded during the three months ended March 31, 2013 and 2012. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements

During the first three months of 2013, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2013, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2012, Note 16 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 10 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors

There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

*10.1	Form of Award Agreement for Restricted Shares and Performance Shares (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

*	Indicates a management contract or compensatory plan or arrangement.
(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).
(2)	This exhibit is incorporated by reference to our Form 8-K filed February 25, 2013.
(3)	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date: May 3, 2013	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 3, 2013	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)