Form 10-Q
period 2013-06-30
National Interstate CORP
filed 2013-08-02
CIK 1301106

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s sole class of common shares as of July 31, 2013 was 19,717,087.

National Interstate Corporation

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Interstate Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $897,577 and $900,052, respectively)	$921,957	$944,752
Equity securities available-for-sale, at fair value (amortized cost – $45,512 and $27,210, respectively)	51,743	31,177
Other invested assets	39,198	36,882

Total investments	1,012,898	1,012,811
Cash and cash equivalents	43,223	41,981
Accrued investment income	8,690	8,937
Premiums receivable, net of allowance for doubtful accounts of $2,710 and $2,809, respectively	243,992	215,690
Reinsurance recoverable on paid and unpaid losses	167,351	174,345
Prepaid reinsurance premiums	46,063	32,570
Deferred policy acquisition costs	25,708	25,246
Deferred federal income taxes	26,392	19,883
Property and equipment, net	24,328	24,539
Funds held by reinsurer	3,614	3,710
Intangible assets, net	8,214	8,355
Prepaid expenses and other assets	3,419	2,157

Total assets	$1,613,892	$1,570,224

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$801,614	$775,305
Unearned premiums and service fees	287,780	266,126
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	70,714	67,002
Reinsurance balances payable	34,670	19,473
Accounts payable and other liabilities	46,525	59,055
Commissions payable	14,023	11,838
Assessments and fees payable	5,542	5,477

Total liabilities	1,272,868	1,216,276
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,693 and 3,759 shares, respectively, in treasury	234	234
Additional paid-in capital	56,106	54,788
Retained earnings	270,021	272,618
Accumulated other comprehensive income	19,898	31,634
Treasury shares	(5,235)	(5,326)

Total shareholders’ equity	341,024	353,948

Total liabilities and shareholders’ equity	$1,613,892	$1,570,224

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Premiums earned	$128,866	$110,866	$255,773	$220,991
Net investment income	7,925	8,953	15,888	18,136
Net realized gains on investments (*)	2,534	421	4,080	2,163
Other	849	814	1,682	1,643

Total revenues	140,174	121,054	277,423	242,933
Expenses:
Losses and loss adjustment expenses	118,957	82,860	215,568	163,413
Commissions and other underwriting expenses	23,432	22,636	46,292	44,170
Other operating and general expenses	5,190	4,569	10,615	9,499
Expense on amounts withheld	1,265	971	2,468	2,011
Interest expense	227	63	302	125

Total expenses	149,071	111,099	275,245	219,218

(Loss) income before income taxes	(8,897)	9,955	2,178	23,715
(Benefit) provision for income taxes	(2,617)	2,690	441	6,704

Net (loss) income	$(6,280)	$7,265	$1,737	$17,011

Net (loss) income per share – basic	$(0.32)	$0.37	$0.09	$0.88

Net (loss) income per share – diluted	$(0.32)	$0.37	$0.09	$0.87

Weighted average of common shares outstanding – basic	19,652	19,415	19,631	19,412

Weighted average of common shares outstanding – diluted	19,752	19,535	19,766	19,540

Cash dividends per common share	$0.11	$0.10	$0.22	$0.20

(*) Consists of the following:
Net realized gains before impairment losses	$2,534	$485	$4,097	$2,307
Total losses on securities with impairment charges	—	(64)	(17)	(144)
Non-credit portion recognized in other comprehensive income	—	—	—	—

Net impairment charges recognized in earnings	—	(64)	(17)	(144)

Net realized gains on investments	$2,534	$421	$4,080	$2,163

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(6,280)	$7,265	$1,737	$17,011
Other comprehensive (loss) income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period	(20,265)	2,149	(15,872)	12,050
Reclassification adjustment for net realized gains included in net (loss) income	(1,792)	(2,102)	(2,184)	(2,434)

Total other comprehensive (loss) income, before tax	(22,057)	47	(18,056)	9,616
Deferred income taxes on other comprehensive (loss) income	(7,721)	16	(6,320)	3,365

Other comprehensive (loss) income, net of tax	(14,336)	31	(11,736)	6,251

Total comprehensive (loss) income	$(20,616)	$7,296	$(9,999)	$23,262

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			1,737			1,737
Other comprehensive loss, net of tax				(11,736)		(11,736)
Dividends on common stock			(4,334)			(4,334)
Issuance of 65,483 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		944			91	1,035
Net tax effect from exercise/vesting of stock-based compensation		21				21
Stock compensation expense		353				353

Balance at June 30, 2013	$234	$56,106	$270,021	$19,898	$(5,235)	$341,024

Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			17,011			17,011
Other comprehensive income, net of tax				6,251		6,251
Dividends on common stock			(3,896)			(3,896)
Issuance of 17,465 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		(125)			24	(101)
Net tax effect from exercise/vesting of stock-based compensation		80				80
Stock compensation expense		342				342

Balance at June 30, 2012	$234	$51,592	$298,518	$23,812	$(5,570)	$368,586

See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$1,737	$17,011
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	3,561	3,306
Provision for depreciation and amortization	1,613	2,175
Net realized gains on investment securities	(4,080)	(2,163)
Deferred federal income taxes	(190)	712
Stock compensation expense	353	342
Increase in deferred policy acquisition costs, net	(462)	(2,555)
Increase in reserves for losses and loss adjustment expenses	26,309	10,312
Increase in premiums receivable	(28,302)	(35,556)
Increase in unearned premiums and service fees	21,654	27,689
(Increase) decrease in interest receivable and other assets	(919)	847
Increase in prepaid reinsurance premiums	(13,493)	(6,202)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(10,280)	7,055
Increase in amounts withheld or retained for accounts of others	3,712	2,156
Decrease in reinsurance recoverable	6,994	7,325
Increase in reinsurance balances payable	15,197	4,934
Other	(60)	(48)

Net cash provided by operating activities	23,344	37,340

Investing activities
Purchases of fixed maturities	(113,862)	(113,253)
Purchases of equity securities	(22,062)	(1,720)
Proceeds from sale of fixed maturities	18,940	24,737
Proceeds from sale of equity securities	4,280	10,231
Proceeds from maturities and redemptions of investments	96,200	72,323
Change in other investments, net	(1,120)	(6,700)
Capital expenditures	(1,200)	(2,350)

Net cash used in investing activities	(18,824)	(16,732)

Financing activities
Net tax effect from exercise/vesting of stock-based compensation	21	80
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,035	(101)
Cash dividends paid on common shares	(4,334)	(3,896)

Net cash used in financing activities	(3,278)	(3,917)

Net increase in cash and cash equivalents	1,242	16,691
Cash and cash equivalents at beginning of period	41,981	23,674

Cash and cash equivalents at end of period	$43,223	$40,365

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q.

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

These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

Effective January 1, 2013, the Company prospectively adopted Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income (“AOCI”) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. As the updated guidance only required a change in the format of information already disclosed, the adoption did not have an impact on the Company’s cash flows, financial condition, net income or comprehensive income.

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, who report to the Chief Investment Officer, as well as investment professionals affiliated with American Financial Group, Inc. (“AFG”), our ultimate parent company, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing service, to resolve the discrepancies.

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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and perpetual preferred stocks that are not actively traded. Included in Level 2 are $76.0 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes, which the Company believes reflects fair value, but for which the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,506	$91,638	$—	$93,144
Foreign government obligations	—	3,586	—	3,586
State and local government obligations	—	352,072	844	352,916
Residential mortgage-backed securities	—	198,341	—	198,341
Commercial mortgage-backed securities	—	39,578	—	39,578
Corporate obligations	—	192,385	8,617	201,002
Other debt obligations	—	28,915	—	28,915
Redeemable preferred stocks	3,994	—	481	4,475

Total fixed maturities	5,500	906,515	9,942	921,957
Equity securities:
Common stocks	37,444	1,800	—	39,244
Perpetual preferred stocks	4,184	7,352	963	12,499

Total equity securities	41,628	9,152	963	51,743

Total fixed maturities and equity securities	47,128	915,667	10,905	973,700
Cash and cash equivalents	43,223	—	—	43,223

Total fixed maturities, equity securities and cash and cash equivalents at fair value	$90,351	$915,667	$10,905	$1,016,923

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

The tables above exclude investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $39.2 million and $36.9 million (included in “other invested assets”) at June 30, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three and six months ended June 30, 2013 there was one redeemable preferred stock totaling $1.0 million and four perpetual preferred stocks totaling $0.3 million that transferred from Level 2 to Level 1 due to changes in trading activity. During the three and six months ended June 30, 2012 there were four perpetual preferred stocks totaling $45 thousand that transferred from Level 1 and Level 2, and for the six months ending June 30, 2012 there was a $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at April 1, 2013	$844	$8,707	$484	$963
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(47)	(3)	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(43)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2013	$844	$8,617	$481	$963

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Six Months Ended June 30, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	7	51	(2)	(6)
Purchases and issuances	—	1,000	—	969
Sales, settlements and redemptions	—	(92)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Ending balance at June 30, 2013	$844	$8,617	$481	$963

The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

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

At June 30, 2013, the Company had ten securities with a fair value of $10.9 million that are included in Level 3, which represented 1.1% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 3.2% of the Company’s shareholders’ equity at June 30, 2013, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2013:
Fixed Maturities:
U.S. Government and government agency obligations	$89,400	$3,899	$(155)	$93,144
Foreign government obligations	3,550	36	—	3,586
State and local government obligations	345,481	9,409	(1,974)	352,916
Residential mortgage-backed securities	192,610	8,219	(2,488)	198,341
Commercial mortgage-backed securities	38,158	1,420	—	39,578
Corporate obligations	194,851	7,694	(1,543)	201,002
Other debt obligations	29,137	26	(248)	28,915
Redeemable preferred stocks	4,390	108	(23)	4,475

Total fixed maturities	897,577	30,811	(6,431)	921,957
Equity securities:
Common stocks	33,343	6,612	(711)	39,244
Perpetual preferred stocks	12,169	629	(299)	12,499

Total equity securities	45,512	7,241	(1,010)	51,743

Total fixed maturities and equity securities	$943,089	$38,052	$(7,441)	$973,700

December 31, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$104,958	$7,141	$(2)	$112,097
Foreign government obligations	5,587	73	—	5,660
State and local government obligations	344,660	17,339	(173)	361,826
Residential mortgage-backed securities	188,498	7,835	(1,638)	194,695
Commercial mortgage-backed securities	45,632	1,974	(2)	47,604
Corporate obligations	195,261	12,134	(184)	207,211
Other debt obligations	11,321	107	—	11,428
Redeemable preferred stocks	4,135	113	(17)	4,231

Total fixed maturities	900,052	46,716	(2,016)	944,752
Equity securities:
Common stocks	21,376	3,669	(71)	24,974
Perpetual preferred stocks	5,834	369	—	6,203

Total equity securities	27,210	4,038	(71)	31,177

Total fixed maturities and equity securities	$927,262	$50,754	$(2,087)	$975,929

The table above excludes investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $39.2 million and $36.9 million (included in “other invested assets”) at June 30, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 38.3% of the Company’s fixed maturity portfolio at June 30, 2013, with approximately $280.8 million, or 79.6%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.5% of such securities were rated investment grade (as determined by nationally recognized agencies) at June 30, 2013. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2013.

The amortized cost and fair value of fixed maturities at June 30, 2013, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.6 years in the Company’s investment portfolio.

Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$20,536	$20,763
Due after one year through five years	265,959	277,408
Due after five years through ten years	274,255	279,513
Due after ten years	106,059	106,354

	666,809	684,038
Mortgage-backed securities	230,768	237,919

Total	$897,577	$921,957

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$1,357	$1,508	$1,699	$1,951
Fixed maturity losses	(5)	(49)	(5)	(83)
Equity security gains	795	859	1,210	948
Equity security losses	(15)	(607)	(69)	(714)
Other investments, net (losses) gains	402	(1,290)	1,245	61

Net realized gains on investments	$2,534	$421	$4,080	$2,163

Pre-tax net realized gains on investments of $2.5 million and $4.1 million for the three and six months ended June 30, 2013 were primarily generated from net realized gains associated with the sales or redemptions of securities of $2.1 million and $2.9 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Equity partnership investments generated net gains of $0.4 million and $1.2 million for the three and six months ended June 30, 2013, respectively.

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

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
June 30, 2013:
Fixed maturities:
U.S. Government and government agency obligations	$11,931	$(155)	98.7%	12	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	86,116	(1,818)	97.9%	57	844	(156)	84.4%	1
Residential mortgage-backed securities	62,401	(1,347)	97.9%	45	6,562	(1,141)	85.2%	6
Commercial mortgage-backed securities	938	—	100.0%	1	—	—	0.0%	—
Corporate obligations	47,315	(1,543)	96.8%	53	—	—	0.0%	—
Other debt obligations	19,377	(248)	98.7%	17	—	—	0.0%	—
Redeemable preferred stocks	1,620	(5)	99.7%	2	481	(18)	96.4%	1

Total fixed maturities	229,698	(5,116)	97.8%	187	7,887	(1,315)	85.7%	8
Equity securities:
Common stocks	7,386	(711)	91.2%	21	—	—	0.0%	—
Perpetual preferred stocks	9,297	(299)	96.9%	14	—	—	0.0%	—

Total equity securities	16,683	(1,010)	94.3%	35	—	—	0.0%	—

Total fixed maturities and equity securities	$246,381	$(6,126)	97.6%	222	$7,887	$(1,315)	85.7%	8

December 31, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$6,195	$(2)	100.0%	3	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	1,048	(10)	99.1%	1	837	(163)	83.7%	1
Residential mortgage-backed securities	19,541	(135)	99.3%	9	12,194	(1,503)	89.0%	7
Commercial mortgage-backed securities	2,000	(2)	99.9%	1	—	—	0.0%	—
Corporate obligations	12,001	(184)	98.5%	19	—	—	0.0%	—
Other debt obligations	—	—	0.0%	—	—	—	0.0%	—
Redeemable preferred stocks	—	—	0.0%	—	483	(17)	96.6%	1

Total fixed maturities	40,785	(333)	99.2%	33	13,514	(1,683)	88.9%	9
Equity securities:
Common stocks	1,110	(71)	94.0%	9	—	—	0.0%	—
Perpetual preferred stocks	—	—	0.0%	—	—	—	0.0%	—

Total equity securities	1,110	(71)	94.0%	9	—	—	0.0%	—

Total fixed maturities and equity securities	$41,895	$(404)	99.0%	42	$13,514	$(1,683)	88.9%	9

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $2.1 million at December 31, 2012 to $7.4 million at June 30, 2013. The increase in gross unrealized losses was driven primarily by an increase in market yields resulting from rising interest rates. The $7.4 million in gross unrealized losses at June 30, 2013 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations and corporate obligations. The gross unrealized losses on equity securities were $1.0 million and have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 87.5% of all fixed maturity securities with unrealized losses.

At June 30, 2013, gross unrealized losses on residential mortgage-backed securities were $2.5 million and represented 38.7% of the total gross unrealized losses on fixed maturities. There were 45 securities with gross unrealized losses of $1.4 million that were in an unrealized loss position for less than 12 months and six securities with gross unrealized losses of $1.1 million that were in an unrealized loss position for 12 months or more. Four of the securities in an unrealized loss position for 12 months or more previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $1.1 million at June 30, 2013. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.

At June 30, 2013, the state and local government obligations, with gross unrealized losses of $2.0 million, consisted of 57 securities with gross unrealized losses of $1.8 million that were in an unrealized loss position for less than 12 months and one security with gross unrealized losses of $0.2 million that was in an unrealized loss position for 12 months or more. All of these state and local government obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $1.5 million, consisted of 53 securities with gross unrealized losses of $1.5 million that were in an unrealized loss position for less than 12 months. Investment grade securities represented 66.8% of fixed maturity securities with unrealized losses in corporate obligations.

Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the first six months of 2013 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Beginning balance	$2,282	$2,258	$2,282	$2,258
Additional credit impairments on:
Previously impaired securities	—	—	—	—
Securities without prior impairments	—	—	—	—
Reductions	—	—	—	—

Ending balance	$2,282	$2,258	$2,282	$2,258

5. Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 29.4% and 20.2% for the three and six months ended June 30, 2013, respectively, and 27.0% and 28.3% for the three and six months ended June 30, 2012, respectively. The 8.1 percentage point decrease in the Company’s effective tax rate for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to the significant decline in pre-tax income experienced during the first half of 2013 as compared to the first half of 2012.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$16,931	$16,341
Unpaid losses and loss adjustment expenses	20,850	19,630
Assessments and fees payable	1,817	1,801
Realized losses on investments, primarily impairments	5,633	5,376
Accrued compensation	2,018	3,216
Limited partnership investments	539	827
Other, net	2,059	2,406

	49,847	49,597
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,998)	(8,836)
Unrealized gains on investments	(10,714)	(17,034)
Intangible assets	(2,875)	(2,924)
Other, net	(868)	(920)

Total deferred tax liabilities	(23,455)	(29,714)

Net deferred income tax assets	$26,392	$19,883

Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation

The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2013, there were options for 438,550 shares outstanding and 1,001,313 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.

For the three months ended June 30, 2013, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $40 thousand, as compared to the stock-based compensation expense of $0.1 million with related income tax benefits of approximately $30 thousand for the same period in 2012. For the six months ended June 30, 2013 and 2012, the Company recognized stock-based compensation expense of $0.4 million and $0.3 million, respectively, with related income tax benefits of approximately $0.1 million recognized in both periods.

7. Earnings Per Common Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Net (loss) income	$(6,280)	$7,265	$1,737	$17,011

Weighted average shares outstanding during period	19,652	19,415	19,631	19,412
Additional shares issuable under employee common stock option plans using treasury stock method	100	120	135	128

Weighted average shares outstanding assuming exercise of stock options	19,752	19,535	19,766	19,540

Net (loss) income per share:
Basic	$(0.32)	$0.37	$0.09	$0.88
Diluted	$(0.32)	$0.37	$0.09	$0.87

For the three months ended June 30, 2013 and 2012, there were 100,000 and 214,105, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2013 and 2012, there were 77,515 and 214,105, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties

The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2013, Great American owned 51.7% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.

The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$481	$690	$1,099	$1,373
Assumed premiums earned	561	709	1,145	1,568
Assumed losses and loss adjustment expense incurred	1,010	484	1,497	1,212
Ceded premiums written	11	27	26	46
Ceded premiums earned	12	30	30	98
Ceded losses and loss adjustment expense recoveries	300	222	398	617
Payable to Great American as of period end	107	42	107	42

Effective October 1, 2012, the Company entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of AFG, whereby AMMC manages a portion of the Company’s investment portfolio at an annual cost of 15 basis points of the fair value of the assets under management. AMMC’s management of this portion of the Company’s portfolio commenced during the fourth quarter of 2012, with fees accrued for such services approximating $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2013.

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

In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first six months of 2013, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.5 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus.

The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

9. Reinsurance

Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$165,944	$158,095	$315,408	$286,056
Reinsurance assumed	3,072	2,035	5,476	4,299
Reinsurance ceded	(29,798)	(24,375)	(56,909)	(47,885)

Net premiums written	$139,218	$135,755	$263,975	$242,470

Direct premiums earned	$148,416	$130,207	$294,086	$258,309
Reinsurance assumed	2,773	2,100	5,102	4,363
Reinsurance ceded	(22,323)	(21,441)	(43,415)	(41,681)

Premiums earned	$128,866	$110,866	$255,773	$220,991

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2013 and 2012 were $17.7 million and $11.8 million, respectively, and were $27.4 million and $24.1 million for the six months ended June 30, 2013 and 2012, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company, or otherwise obtains sufficient collateral, and regularly evaluates the financial condition of its reinsurers.

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

As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At both June 30, 2013 and December 31, 2012, the liability for such assessments was $5.5 million and will be paid over several years as assessed by the various state funds.

11. Segment Information

The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$68,857	$57,946	$140,165	$116,156
Transportation	42,403	36,079	81,035	71,216
Specialty Personal Lines	11,457	11,786	22,788	23,603
Hawaii and Alaska	3,787	3,511	7,348	6,895
Other	2,362	1,544	4,437	3,121

Total premiums earned	128,866	110,866	255,773	220,991
Net investment income	7,925	8,953	15,888	18,136
Net realized gains on investments	2,534	421	4,080	2,163
Other	849	814	1,682	1,643

Total revenues	$140,174	$121,054	$277,423	$242,933

12. Accumulated Other Comprehensive Income

Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following tables show the progression of the components of AOCI during the three and six months ended June 30, 2013.

Three Months Ended June 30, 2013
(Dollars in thousands)
Balance at April 1, 2013	$34,234
Net unrealized losses on available-for-sale securities:
Net unrealized holding losses on securities arising during the period, net of tax	(13,171)
Reclassification adjustment for net realized gains included in net income, net of tax	(1,165)

Other comprehensive loss, net of tax	(14,336)

Ending balance at June 30, 2013	$19,898

Six Months Ended June 30, 2013
(Dollars in thousands)
Balance at January 1, 2013	$31,634
Net unrealized losses on available-for-sale securities:
Net unrealized holding losses on securities arising during the period, net of tax	(10,316)
Reclassification adjustment for net realized gains included in net income, net of tax	(1,420)

Other comprehensive loss, net of tax	(11,736)

Ending balance at June 30, 2013	$19,898

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and six months ended June 30, 2013, categorized by the respective affected line items in the Consolidated Statement of Income:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(Dollars in thousands)
Increase to net realized gains on investments	$1,792	$2,184

Increase to income before income taxes	1,792	2,184
Increase to provision for income taxes	627	764

Increase to net income	$1,165	$1,420

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

We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 32 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.

As of June 30, 2013, Great American Insurance Company (“Great American”) owned 51.7% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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

Our net (loss) income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized gains from investments that may not be indicative of our ongoing operations. The following table reconciles net (loss) income to net (loss) income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended June 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net (loss) income from operations	$(7,927)	$(0.40)	$6,991	$0.36
After-tax net realized gains from investments	1,647	0.08	274	0.01

Net (loss) income	$(6,280)	$(0.32)	$7,265	$0.37

	Six Months Ended June 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net (loss) income from operations	$(915)	$(0.05)	$15,605	$0.79
After-tax net realized gains from investments	2,652	0.14	1,406	0.08

Net income	$1,737	$0.09	$17,011	$0.87

We recorded a net loss for the three months ended June 30, 2013 of $6.3 million ($0.32 per share diluted) and net income for the first half of 2013 of $1.7 million ($0.09 per share diluted), compared to net income of $7.3 million ($0.37 per share diluted) and $17.0 million ($0.87 per share diluted) for the three and six months ended June 30, 2012. These decreases were driven by the elevated loss and LAE ratios for the three and six months ended June 30, 2013 of 92.3% and 84.3%, respectively, as compared to 74.7% and 73.9% for the same periods in 2012. The loss ratio increases for the second quarter and first six months of 2013 were driven by uncharacteristically high claims severity and unfavorable development from prior years’ loss reserves. Three claims occurring in the second quarter, two in our traditional passenger transportation business and one in our moving and storage business, represented a significant portion of the severe claims activity in accident year 2013. All three of these claims were related to long-term insureds with historically favorable loss histories. Included in the unfavorable development from prior years’ loss reserves was $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line. Also contributing to the decline in net income for the three and six months ended June 30, 2013 compared to the same periods in 2012 was a decrease in net investment income, as yields available in the financial markets on fixed maturity securities have generally declined in recent years, placing downward pressure on our investment portfolio yield. Net investment income was also impacted by our average invested asset balances being slightly lower in the first six months of 2013 as compared to the same period in 2012 due to our one-time special dividend payment in December 2012.

We recorded after-tax net realized gains from investments of $1.6 million ($0.08 per share diluted) and $2.7 million ($0.14 per share diluted) for the second quarter and first six months of 2013, respectively, compared to $0.3 million ($0.01 per share diluted) and $1.4 million ($0.08 per share diluted) for the comparative periods in 2012. Our after-tax net realized gains for the three and six months ended June 30, 2013 were primarily generated by net gains associate with sales of securities. The after tax net gains for the second quarter of 2012 were generated by sales of securities partially offset by net losses associated with equity partnership investments, while the after-tax net realized gains for the first half of 2012 were driven by sales of securities.

Our net loss from operations for the three and six months ended June 30, 2013 was $7.9 million ($0.40 per share diluted) and $0.9 million ($0.05 per share diluted), respectively, compared to net income of $7.0 million ($0.36 per share diluted) and $15.6 million ($0.79 per share diluted) for the same periods in 2012. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written

2013 compared to 2012. We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$84,920	50.2%	$92,006	57.5%
Transportation	62,395	36.9%	47,731	29.8%
Specialty Personal Lines	13,857	8.2%	14,149	8.8%
Hawaii and Alaska	5,029	3.0%	4,709	2.9%
Other	2,815	1.7%	1,535	1.0%

Gross premiums written	$169,016	100.0%	$160,130	100.0%

	Six Months Ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$170,488	53.2%	$168,444	57.9%
Transportation	109,165	34.0%	82,938	28.6%
Specialty Personal Lines	27,399	8.5%	27,202	9.4%
Hawaii and Alaska	8,919	2.8%	8,589	3.0%
Other	4,913	1.5%	3,182	1.1%

Gross premiums written	$320,884	100.0%	$290,355	100.0%

Three months ended June 30, 2013 compared to June 30, 2012. Gross premiums written includes both direct and assumed premium. During the second quarter of 2013, our gross premiums written increased $8.9 million, or 5.5%, compared to the same period in 2012, primarily attributable to the growth experienced in our transportation component. Gross premiums written in our transportation component increased $14.7 million, or 30.7%, during the second quarter of 2013 compared to the same period in 2012 primarily due to a combination of the continued growth of our trucking product extension introduced in 2012 and premiums generated by the waste operations and energy distribution insurance products which were rolled out in the first quarter of 2013. Vanliner’s moving and storage products also contributed to the transportation component’s growth during the second quarter of 2013 as compared to the same period in 2012 due to a combination of rate increases, growth in the exposure base among its existing customers and the addition of new customers. Our ART component’s gross premiums written decreased $7.1 million, or 7.7%, for the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to non-renewing or “pricing away” the accounts of two customers within our large account ART product, as well as the impact of ending the business relationship with the agent for one of the products within the program business portion of our ART component, as previously reported. These two large account ART customers and the program business ART product comprised 11.9% of our gross premiums written during the second quarter of 2012. Partially offsetting these decreases within the ART component was the addition of a new customer to our large account ART product, rate increases and growth in exposures on renewal business. Additionally, we continued to experience high levels of member retention in group ART programs renewing during the period. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans typically based on written premiums in that state and over which we have no control, increased $1.3 million, or 83.4%, compared to the same period in 2012.

Six months ended June 30, 2013 compared to June 30, 2012. During the first six months of 2013, our gross premiums written increased $30.5 million, or 10.5%, compared to the same period in 2012, primarily due to the growth experienced in our transportation component. Gross premiums written in our transportation component grew by $26.2 million, or 31.6%, driven by our trucking product extension, the new waste operations and energy distribution products and Vanliner’s moving and storage products, as discussed above for the three month period. Also contributing to the transportation component’s growth were rate increases on all transportation component products and high renewal retention in our traditional passenger transportation business. Gross premiums written in our ART component increased $2.0 million, or 1.2%, for the six months ended June 30, 2013 compared to the same period in 2012. The ART component increase was primarily due to the addition of two new customers to our large account ART product and growth within our group ART programs resulting from the same factors as discussed above for the three month period. This growth was largely offset by no longer writing the accounts of the two large account ART customers and ending the business relationship with an agent within the program business portion of our ART component, as discussed above for the three month period. These two large account ART customers and the program business ART product comprised 8.6% of our gross premiums written during the first six months of 2012.

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

As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the second quarter of 2013 and 2012, we recorded a $1.7 million premium assessment and a $1.0 million return of premium, respectively. For the first six months of 2013 and 2012, we recorded premium assessments of $4.9 million and $0.5 million, respectively.

Premiums Earned

Three months ended June 30, 2013 compared to June 30, 2012. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$68,857	$57,946	$10,911	18.8%
Transportation	42,403	36,079	6,324	17.5%
Specialty Personal Lines	11,457	11,786	(329)	(2.8%)
Hawaii and Alaska	3,787	3,511	276	7.9%
Other	2,362	1,544	818	53.0%

Total premiums earned	$128,866	$110,866	$18,000	16.2%

Our premiums earned increased $18.0 million, or 16.2%, to $128.9 million during the three months ended June 30, 2013 compared to $110.9 million for the same period in 2012. The increase is primarily attributable to our ART component, which grew $10.9 million, or 18.8%, over 2012 mainly due to the gross premiums written growth from new and existing programs experienced throughout 2012. Our transportation component increased $6.3 million, or 17.5%, during the second quarter of 2013 compared to the same period in 2012 mainly due to the gross premiums written growth in our traditional trucking business in 2012 and the growth among Vanliner’s moving and storage products throughout 2012 and the first six months of 2013. The increase in the transportation component’s premiums earned was also impacted by the addition of new products, rate increases and high renewal retention in our traditional transportation business during the first six months of 2013, as previously discussed.

Six months ended June 30, 2013 compared to June 30, 2012. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Six Months Ended June 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$140,165	$116,156	$24,009	20.7%
Transportation	81,035	71,216	9,819	13.8%
Specialty Personal Lines	22,788	23,603	(815)	(3.5%)
Hawaii and Alaska	7,348	6,895	453	6.6%
Other	4,437	3,121	1,316	42.2%

Total premiums earned	$255,773	$220,991	$34,782	15.7%

Our premiums earned increased $34.8 million, or 15.7%, to $255.8 million during the six months ended June 30, 2013 compared to $221.0 million for the same period in 2012. The increase is primarily attributable to our ART component, which grew $24.0 million, or 20.7%, over 2012 mainly due to the same factors discussed above for the three month period. Our transportation component increased $9.8 million, or 13.8%, over 2012 primarily due to the same factors as discussed above for the three month period.

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

Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, since 2011 we have seen rate levels gradually stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business. This positive trend has continued into the first six months of 2013, with many of our products taking rate increases of over 5% and, in some instances, exceeding 10%.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$169,016	$160,130	$320,884	$290,355
Ceded reinsurance	(29,798)	(24,375)	(56,909)	(47,885)

Net premiums written	139,218	135,755	263,975	242,470
Change in unearned premiums, net of ceded	(10,352)	(24,889)	(8,202)	(21,479)

Total premiums earned	$128,866	$110,866	$255,773	$220,991

Combined Ratios:
Loss and LAE ratio (1)	92.3%	74.7%	84.3%	73.9%
Underwriting expense ratio (2)	21.6%	23.8%	21.6%	23.6%

Combined ratio	113.9%	98.5%	105.9%	97.5%

(1)	The ratio of losses and LAE to premiums earned.
(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

Three months ended June 30, 2013 compared to June 30, 2012. Our loss and LAE ratio for the second quarter of 2013 increased 17.6 percentage points to 92.3% compared to 74.7% in the same period in 2012. This increase over the prior period is primarily attributable to a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Three claims, two in our traditional passenger transportation business and one in our moving and storage business, which represented a significant portion of the severe claim activity in accident year 2013, were related to long-term insureds with historically favorable loss histories. For the second quarter of 2013, we had unfavorable development from prior years’ loss reserves of $8.4 million, or 6.5 percentage points, of which $6.0 million was related to reserve strengthening in our accident year 2011 commercial auto liability line. This compares to favorable development of $0.2 million, or 0.2 percentage points, in the second quarter of 2012. The accident year 2011 reserve strengthening is predominately related to products now in runoff within the program portion of our ART component, as well as our commercial vehicle product, which is part of our specialty personal lines component. We have experienced higher than initially anticipated frequency and severity levels in accident year 2011, and though in 2011 adjustments to our pricing and reserving practices were made and underwriting actions were implemented to stem such adverse results and improve the claim frequency, our severity experience has not improved as rapidly as anticipated. As such it was deemed necessary by management to bring loss reserves into an adequate position relative to our most recent actuarial ultimate loss projections. The remaining unfavorable development primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis.

In addition to the aforementioned renewal rate increases that we have continued to realize, we have also, during the first six months of 2013, responded to the deterioration in our underwriting margins by taking additional rate increases in certain of our loss layers and by non-renewing or “pricing away” approximately $34.9 million of renewal business. Such accounts were across all components of our business. We will continue to respond with rate increases, non-renewals or other corrective actions, as necessary.

The underwriting expense ratio for the second quarter of 2013 decreased 2.2 percentage points to 21.6% compared to 23.8% for the same period in 2012, which was primarily attributable to leveraging our fixed operating costs while increasing our premium base in the second quarter of 2013 compared to the same period in the prior year. Specifically, operating costs associated with our insurance operations, such as product management, underwriting, sales and marketing costs, have remained flat during the second quarter of 2013 as compared to the second quarter of 2012.

Six months ended June 30, 2013 compared to June 30, 2012. Our loss and LAE ratio for the six months ended June 30, 2013 increased 10.4 percentage points to 84.3% compared to 73.9% in the same period in 2012. This increase over the prior period is primarily due to the high claims severity concentrated in our traditional passenger transportation and moving and storage products and unfavorable development from prior years’ loss reserves, as discussed above for the three month period. For the six months ended June 30, 2013, we had unfavorable development from prior years’ loss reserves of $10.8 million, or 4.2 percentage points, compared to unfavorable development of $1.7 million, or 0.8 percentage points, for the first six months of 2012.

The consolidated underwriting expense ratio for the six months ended June 30, 2013 decreased 2.0 percentage points to 21.6% compared to 23.6% for the same period in 2012, primarily due to leveraging our fixed operating costs while increasing our premium based, as discussed above for the three month period.

Net Investment Income

2013 compared to 2012. For the three and six month periods ended June 30, 2013, net investment income was $7.9 million and $15.9 million, respectively, compared to $9.0 million and $18.1 million for the same periods in 2012. In recent years, yields available in the financial markets on fixed maturity securities have remained low, placing downward pressure on our net investment income. While we have normally had higher average invested assets period over period that helped offset the declining interest rate environment, average invested asset balances were slightly lower in 2013 as compared to the same periods in 2012 due to our one-time special $2.00 per share dividend payment in December 2012.

Net Realized Gains on Investments

2013 compared to 2012. Pre-tax net realized gains on investments were $2.5 million for the second quarter of 2013 compared to $0.4 million for the second quarter of 2012. For the six months ended June 30, 2013 and 2012, pre-tax net realized gains were $4.1 million and $2.2 million, respectively. The pre-tax net realized gains for both the second quarter and first six months of 2013 were primarily generated from net realized gains associated with sales of securities totaling $2.1 million and $2.9 million, respectively. Equity partnership investments produced net gains of $0.4 million and $1.2 million for the second quarter and first half of 2013, respectively. The pre-tax net realized gains for both the second quarter and first six months of 2012 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $1.8 million and $2.2 million, respectively. Equity partnership investments produced net losses of $1.3 million and net gains of $0.1 million for the second quarter and first half of 2012, respectively.

Commissions and Other Underwriting Expenses

2013 compared to 2012. During the second quarter of 2013, commissions and other underwriting expenses of $23.4 million increased $0.8 million, or 3.5%, from $22.6 million in the comparable period in 2012. For the six months ended June 30, 2013 and 2012, commissions and other underwriting expenses were $46.3 million and $44.2 million, respectively, increasing $2.1 million, or 4.8%. Commissions and other underwriting expenses, as a percentage of premiums earned, were 18.2% and 18.1% for the three months and six months ended June 30, 2013, respectively, compared to 20.4% and 20.0% for the same periods in 2012. Both the quarter and year-to-date decreases as a percentage of premiums earned are primarily attributable to increasing our premium base while maintaining relatively flat fixed operating costs associated with our insurance operations.

Other Operating and General Expenses

2013 compared to 2012. Other operating and general expenses increased $0.6 million, or 13.6%, to $5.2 million during the quarter ended June 30, 2013 compared to $4.6 million for the same period in 2012. For the six months ended June 30, 2013 and 2012, other operating and general expenses were $10.6 million and $9.5 million, respectively, increasing $1.1 million, or 11.7%. Both the quarter and year-to-date increases are primarily attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. As a percentage of premiums earned, such expenses were relatively flat at 4.0% and 4.2% for the three months and six months ended June 30, 2013, respectively, compared to 4.1% and 4.3% for the same periods in 2012.

Income Taxes

2013 compared to 2012. We have recorded our income tax provision for the six months ended June 30, 2013 to reflect our full-year estimated effective tax rate of 20.2%, which represents an 8.1 percentage point decrease from the 28.3% effective tax rate reported for the first six months of 2012, driven by the significant decline in pre-tax income experienced during the first half of 2013 as compared to the first half of 2012. As a result of adjusting our year-to-date provision for income taxes, our effective tax rate for the second quarter of 2013 increased 2.4 percentage points to 29.4%, as compared to 27.0% for the same period in 2012.

Financial Condition

Investments

At June 30, 2013, our investment portfolio contained $922.0 million in fixed maturity securities and $51.7 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $39.2 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2013, we had pre-tax net unrealized gains of $24.4 million on fixed maturities and $6.2 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments and guidelines in our investment policy.

At June 30, 2013, 89.1% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.

State and local government obligations represented approximately 38.3% of our fixed maturity portfolio at June 30, 2013, with approximately $280.8 million, or 79.6%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.5% of such securities were rated investment grade at June 30, 2013. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2013.

Summary information for securities with unrealized gains or losses at June 30, 2013 is shown in the following table. Approximately $7.0 million of fixed maturities and $1.0 million of equity securities had no unrealized gains or losses at June 30, 2013.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$677,418	$237,585
Amortized cost of securities	646,607	244,016
Gross unrealized gain or (loss)	$30,811	$(6,431)
Fair value as a % of amortized cost	104.8%	97.4%
Number of security positions held	575	195
Number individually exceeding $50,000 gain or (loss)	208	39
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,899	$(155)
Foreign governments	36	—
State, municipalities and political subdivisions	9,409	(1,974)
Residential mortgage-backed securities	8,219	(2,488)
Commercial mortgage-backed securities	1,420	—
Other debt obligations	26	(248)
Financial institutions, insurance and real estate	2,484	(338)
Industrial and other	5,318	(1,228)
Percent rated investment grade (a)	89.7%	87.5%
Equity Securities:
Fair value of securities	$34,060	$16,683
Cost of securities	26,819	17,693
Gross unrealized gain or (loss)	$7,241	$(1,010)
Fair value as a % of cost	127.0%	94.3%
Number individually exceeding $50,000 gain or (loss)	39	9

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2013, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.2%	0.8%
After one year through five years	36.5%	12.7%
After five years through ten years	29.5%	32.8%
After ten years	7.0%	24.2%

	75.2%	70.5%
Mortgage-backed securities	24.8%	29.5%

	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At June 30, 2013
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (38 issues)	$78,914	$4,673	106.3%
More than one year (170 issues)	324,612	20,130	106.6%
$50,000 or less (367 issues)	273,892	6,008	102.2%

	$677,418	$30,811

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (34 issues)	$61,249	$(2,691)	95.8%
More than one year (5 issues)	4,542	(1,246)	78.5%
$50,000 or less (156 issues)	171,794	(2,494)	98.6%

	$237,585	$(6,431)

Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (31 issues)	$15,387	$3,624	130.8%
More than one year (8 issues)	7,217	2,695	159.6%
$50,000 or less (48 issues)	11,456	922	108.8%

	$34,060	$7,241

Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (9 issue)	$6,774	$(741)	90.1%
More than one year (0 issues)	—	—	0.0%
$50,000 or less (26 issues)	9,909	(269)	97.4%

	$16,683	$(1,010)

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

Premiums and Reinsurance

Premiums receivable increased $28.3 million, or 13.1%, and unearned premiums increased $21.7 million, or 8.1%, from December 31, 2012 to June 30, 2013. Prepaid reinsurance premiums increased $13.5 million, or 41.4%, and reinsurance balances payable increased $15.2 million, or 78.0%, from December 31, 2012 to June 30, 2013. Under most of our group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year resulting in a large increase in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable. These balances gradually decline throughout the remainder of the year.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$23,344	$37,340
Net cash used in investing activities	(18,824)	(16,732)
Net cash used in financing activities	(3,278)	(3,917)

Net increase in cash and cash equivalents	$1,242	$16,691

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first six months of 2013, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents increased $1.2 million from $42.0 million at December 31, 2012 to $43.2 million at June 30, 2013. We generated net cash from operations of $23.3 million for the six months ended June 30, 2013, compared to $37.3 million during the comparable period in 2012. This decrease of $14.0 million is primarily attributable to a $17.3 million payment made in June 2013 associated with the settlement of the Vanliner balance sheet guaranty through December 31, 2012, whereas the payment in the prior year was made in the third quarter of 2012.

Net cash used in investing activities was $18.8 million and $16.7 million for the six months ended June 30, 2013 and 2012, respectively. Contributing to the $2.1 million increase in cash used in investing activities was a $20.3 million increase in the purchases of equity securities, offset by a $23.9 million increase in the proceeds from maturities and redemptions of fixed maturity investments. The increase in the purchases of equity securities during the first six months of 2013 was primarily attributable to reinvesting the proceeds from matured and redeemed fixed maturity securities. These purchases of equity securities were mainly concentrated in dividend yielding common and preferred stocks. The increase in maturities and redemptions of fixed maturity investments in the first six months of 2013 was due to an increase in scheduled maturities as compared to the same period in 2012. Also contributing to the change in cash used in investing activities were decreases of $6.0 million and $5.8 million in the proceeds from the sales of equity securities and fixed maturities, respectively, and a $5.6 million decrease in the purchases of other investments, which are comprised of limited partnership investments.

Net cash used in financing activities was $3.3 million and $3.9 million for the six months ended June 30, 2013 and 2012, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.

We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.

In 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at June 30, 2013, we would pay interest at a LIBOR rate plus 0.875%. At June 30, 2013, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.4649% at June 30, 2013) plus 87.5 basis points, with interest payments due throughout the year at each interest rate repricing date.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2013, we were in compliance with all covenants.

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

Losses and LAE Reserves

Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2013 and December 31, 2012, we had $801.6 million and $775.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of prior quarter results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review our recorded reserves for our U.S. insurance subsidiaries utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. This actuarial analysis of our U.S. insurance subsidiaries’ combined net reserves for the year ending December 31, 2012 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2013 and December 31, 2012.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary charges recorded during the three and six months ended June 30, 2013 and 2012. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements

During the first six months of 2013, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2013, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures

Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)

3.2	Amended and Restated Code of Regulations (1)

*10.1	Long Term Incentive Plan, as amended (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

*	Indicates a management contract or compensatory plan or arrangement.
(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).
(2)	This exhibit is incorporated by reference to our Form 8-K filed May 8, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date: August 2, 2013	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 2, 2013	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)