Form 10-Q
period 2013-09-30
National Interstate CORP
filed 2013-11-01
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s sole class of common shares as of October 30, 2013 was 19,721,266.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $912,201 and $900,052, respectively)	$935,994	$944,752
Equity securities available-for-sale, at fair value (amortized cost – $49,883 and $27,210, respectively)	56,954	31,177
Other invested assets	40,353	36,882
Total investments	1,033,301	1,012,811
Cash and cash equivalents	39,295	41,981
Accrued investment income	8,261	8,937
Premiums receivable, net of allowance for doubtful accounts of $2,885 and $2,809, respectively	215,000	215,690
Reinsurance recoverable on paid and unpaid losses	169,424	174,345
Prepaid reinsurance premiums	37,888	32,570
Deferred policy acquisition costs	23,168	25,246
Deferred federal income taxes	25,658	19,883
Property and equipment, net	24,512	24,539
Funds held by reinsurer	3,823	3,710
Intangible assets, net	8,144	8,355
Prepaid expenses and other assets	2,417	2,157
Total assets	$1,590,891	$1,570,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$803,622	$775,305
Unearned premiums and service fees	264,570	266,126
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	74,821	67,002
Reinsurance balances payable	24,704	19,473
Accounts payable and other liabilities	46,106	59,055
Commissions payable	12,808	11,838
Assessments and fees payable	5,802	5,477
Total liabilities	1,244,433	1,216,276
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,693 and 3,759 shares, respectively, in treasury	234	234
Additional paid-in capital	56,268	54,788
Retained earnings	275,130	272,618
Accumulated other comprehensive income	20,061	31,634
Treasury shares	(5,235)	(5,326)
Total shareholders’ equity	346,458	353,948
Total liabilities and shareholders’ equity	$1,590,891	$1,570,224
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Premiums earned	$132,748	$115,083	$388,521	$336,074
Net investment income	8,302	8,713	24,190	26,849
Net realized gains on investments (*)	1,353	879	5,433	3,042
Other	877	831	2,559	2,474
Total revenues	143,280	125,506	420,703	368,439
Expenses:
Losses and loss adjustment expenses	104,530	84,453	320,098	247,866
Commissions and other underwriting expenses	23,555	22,534	69,847	66,704
Other operating and general expenses	4,625	4,865	15,240	14,364
Expense on amounts withheld	1,080	948	3,548	2,959
Interest expense	184	133	486	258
Total expenses	133,974	112,933	409,219	332,151
Income before income taxes	9,306	12,573	11,484	36,288
Provision for income taxes	2,028	3,554	2,469	10,258
Net income	$7,278	$9,019	$9,015	$26,030
Net income per share – basic	$0.37	$0.46	$0.46	$1.34
Net income per share – diluted	$0.37	$0.46	$0.46	$1.33
Weighted average of common shares outstanding – basic	19,657	19,438	19,640	19,420
Weighted average of common shares outstanding – diluted	19,766	19,574	19,770	19,552
Cash dividends per common share	$0.11	$0.10	$0.33	$0.30
(*) Consists of the following:
Net realized gains before impairment losses	$1,491	$1,149	$5,588	$3,456
Total losses on securities with impairment charges	(138)	(270)	(155)	(414)
Non-credit portion recognized in other comprehensive income	—	—	—	—
Net impairment charges recognized in earnings	(138)	(270)	(155)	(414)
Net realized gains on investments	$1,353	$879	$5,433	$3,042
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$7,278	$9,019	$9,015	$26,030
Other comprehensive income (loss), before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period	1,052	13,809	(14,820)	25,859
Reclassification adjustment for net realized gains included in net income	(800)	(55)	(2,984)	(2,489)
Total other comprehensive income (loss), before tax	252	13,754	(17,804)	23,370
Deferred income taxes on other comprehensive income (loss)	89	4,814	(6,231)	8,179
Other comprehensive income (loss), net of tax	163	8,940	(11,573)	15,191
Total comprehensive income (loss)	$7,441	$17,959	$(2,558)	$41,221
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			9,015			9,015
Other comprehensive loss, net of tax				(11,573)		(11,573)
Dividends on common stock			(6,503)			(6,503)
Issuance of 65,483 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		944			91	1,035
Net tax effect from exercise/vesting of stock-based compensation		21				21
Stock compensation expense		515				515
Balance at September 30, 2013	$234	$56,268	$275,130	$20,061	$(5,235)	$346,458

Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			26,030			26,030
Other comprehensive income, net of tax				15,191		15,191
Dividends on common stock			(5,846)			(5,846)
Issuance of 77,938 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		992			108	1,100
Net tax effect from exercise/vesting of stock-based compensation		31				31
Stock compensation expense		482				482
Balance at September 30, 2012	$234	$52,800	$305,587	$32,752	$(5,486)	$385,887
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$9,015	$26,030
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	5,175	5,163
Provision for depreciation and amortization	2,751	3,476
Net realized gains on investment securities	(5,433)	(3,042)
Deferred federal income taxes	456	1,062
Stock compensation expense	515	482
Decrease (increase) in deferred policy acquisition costs, net	2,078	(1,756)
Increase in reserves for losses and loss adjustment expenses	28,317	15,270
Decrease (increase) in premiums receivable	690	(19,397)
(Decrease) increase in unearned premiums and service fees	(1,556)	18,666
Decrease (increase) in interest receivable and other assets	303	(520)
Increase in prepaid reinsurance premiums	(5,318)	(26)
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(11,654)	4,604
Increase (decrease) in amounts withheld or retained for accounts of others	7,819	(120)
Decrease in reinsurance recoverable	4,921	6,126
Increase (decrease) in reinsurance balances payable	5,231	(2,547)
Other	(122)	(44)
Net cash provided by operating activities	43,188	53,427
Investing activities
Purchases of fixed maturities	(184,673)	(193,849)
Purchases of equity securities	(28,422)	(2,580)
Proceeds from sale of fixed maturities	35,023	33,732
Proceeds from sale of equity securities	6,747	12,537
Proceeds from maturities and redemptions of investments	135,109	119,505
Change in other investments, net	(1,820)	(6,700)
Capital expenditures	(2,391)	(3,450)
Net cash used in investing activities	(40,427)	(40,805)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	21	31
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,035	1,100
Cash dividends paid on common shares	(6,503)	(5,846)
Net cash used in financing activities	(5,447)	(4,715)
Net (decrease) increase in cash and cash equivalents	(2,686)	7,907
Cash and cash equivalents at beginning of period	41,981	23,674
Cash and cash equivalents at end of period	$39,295	$31,581
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Hudson Indemnity, Ltd., National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), National Interstate Insurance Agency, Inc. (“NIIA”), Hudson Management Group, Ltd., Vanliner Insurance Company (“VIC”), Vanliner Reinsurance Limited, American Highways Insurance Agency, Inc., Explorer RV Insurance Agency, Inc., Safety, Claims and Litigation Services, LLC and TransProtection Service Company. Significant intercompany transactions have been eliminated.
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.
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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, who report to the Chief Investment Officer, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing source, to resolve the discrepancies.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and perpetual preferred stocks that are not actively traded. Included in Level 2 are $84.5 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates to reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,502	$89,969	$—	$91,471
Foreign government obligations	—	3,573	—	3,573
State and local government obligations	—	353,373	857	354,230
Residential mortgage-backed securities	—	210,334	—	210,334
Commercial mortgage-backed securities	—	37,520	—	37,520
Corporate obligations	—	194,468	8,322	202,790
Other debt obligations	—	29,195	2,510	31,705
Redeemable preferred stocks	3,886	—	485	4,371
Total fixed maturities	5,388	918,432	12,174	935,994
Equity securities:
Common stocks	41,095	1,807	—	42,902
Perpetual preferred stocks	9,524	3,553	975	14,052
Total equity securities	50,619	5,360	975	56,954
Total fixed maturities and equity securities	56,007	923,792	13,149	992,948
Cash and cash equivalents	39,295	—	—	39,295
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$95,302	$923,792	$13,149	$1,032,243

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

The tables above exclude investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $40.4 million and $36.9 million (included in “other invested assets”) at September 30, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the nine months ended September 30, 2013 there were eight perpetual preferred stocks totaling $3.8 million (including four in the third quarter totaling $3.5 million) and one redeemable preferred stock totaling $1.0 million that transferred from Level 2 to Level 1 due to changes in trading activity. During the nine months ended September 30, 2012 there were four perpetual preferred stocks totaling $26 thousand that transferred from Level 1 to Level 2, and one $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2013. The transfers into Level 3 during the three and nine months ended September 30, 2013 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended September 30, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at July 1, 2013	$844	$8,617	$—	$481	$963
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	13	(240)	—	4	12
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(55)	—	—	—
Transfers in and/or (out) of Level 3	—	—	2,510	—	—
Ending balance at September 30, 2013	$857	$8,322	$2,510	$485	$975
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Perpetual Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$—	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	20	(189)	—	2	6
Purchases and issuances	—	1,000	—	—	969
Sales, settlements and redemptions	—	(147)	—	—	—
Transfers in and/or (out) of Level 3	—	—	2,510	—	—
Ending balance at September 30, 2013	$857	$8,322	$2,510	$485	$975
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

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
At September 30, 2013, the Company had twelve securities with a fair value of $13.1 million that are included in Level 3, which represented 1.3% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 3.8% of the Company’s shareholders’ equity at September 30, 2013, any change in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
Under other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge recorded in earnings is required to reduce the amortized cost of that security to fair value.
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2013
Fixed maturities:
U.S. Government and government agency obligations	$87,582	$3,984	$(95)	$91,471
Foreign government obligations	3,540	33	—	3,573
State and local government obligations	347,347	9,154	(2,271)	354,230
Residential mortgage-backed securities	204,420	8,586	(2,672)	210,334
Commercial mortgage-backed securities	36,087	1,455	(22)	37,520
Corporate obligations	196,806	7,669	(1,685)	202,790
Other debt obligations	32,029	49	(373)	31,705
Redeemable preferred stocks	4,390	72	(91)	4,371
Total fixed maturities	912,201	31,002	(7,209)	935,994
Equity securities:
Common stocks	35,696	7,786	(580)	42,902
Perpetual preferred stocks	14,187	598	(733)	14,052
Total equity securities	49,883	8,384	(1,313)	56,954
Total fixed maturities and equity securities	$962,084	$39,386	$(8,522)	$992,948
December 31, 2012
Fixed maturities:
U.S. Government and government agency obligations	$104,958	$7,141	$(2)	$112,097
Foreign government obligations	5,587	73	—	5,660
State and local government obligations	344,660	17,339	(173)	361,826
Residential mortgage-backed securities	188,498	7,835	(1,638)	194,695
Commercial mortgage-backed securities	45,632	1,974	(2)	47,604
Corporate obligations	195,261	12,134	(184)	207,211
Other debt obligations	11,321	107	—	11,428
Redeemable preferred stocks	4,135	113	(17)	4,231
Total fixed maturities	900,052	46,716	(2,016)	944,752
Equity securities:
Common stocks	21,376	3,669	(71)	24,974
Perpetual preferred stocks	5,834	369	—	6,203
Total equity securities	27,210	4,038	(71)	31,177
Total fixed maturities and equity securities	$927,262	$50,754	$(2,087)	$975,929
The table above excludes investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $40.4 million and $36.9 million at September 30, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 37.8% of the Company’s fixed maturity portfolio at September 30, 2013, with approximately $284.5 million, or 80.3%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.6% of such securities were rated investment grade (as determined by nationally recognized agencies) at September 30, 2013. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2013.
The amortized cost and fair value of fixed maturities at September 30, 2013, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.7 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$29,727	$30,008
Due after one year through five years	248,520	260,268
Due after five years through ten years	286,619	290,546
Due after ten years	106,828	107,318
	671,694	688,140
Mortgage-backed securities	240,507	247,854
Total	$912,201	$935,994
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Fixed maturity gains	$405	$351	$2,104	$2,302
Fixed maturity losses	(33)	(167)	(38)	(250)
Equity security gains	625	514	1,835	1,462
Equity security losses	(147)	(269)	(216)	(983)
Other investments, net gains	503	450	1,748	511
Net realized gains on investments	$1,353	$879	$5,433	$3,042
Pre-tax net realized gains on investments of $1.4 million and $5.4 million for the three and nine months ended September 30, 2013 were primarily generated from net realized gains associated with the sales or redemptions of securities of $1.0 million and $3.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Equity partnership investments generated net gains of $0.5 million and $1.8 million for the three and nine months ended September 30, 2013, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013 on several equity securities due to the uncertainty surrounding the timing and extent of recovery.
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

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2013
Fixed maturities:
U.S. Government and government agency obligations	$7,793	$(95)	98.8%	10	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	93,263	(2,128)	97.8%	63	857	(143)	85.7%	1
Residential mortgage-backed securities	64,584	(1,554)	97.7%	49	14,106	(1,118)	92.7%	10
Commercial mortgage-backed securities	6,863	(22)	99.7%	3	—	—	0.0%	—
Corporate obligations	50,133	(1,626)	96.9%	56	981	(59)	94.3%	1
Other debt obligations	22,905	(373)	98.4%	22	—	—	0.0%	—
Redeemable preferred stocks	3,285	(76)	97.7%	5	485	(15)	97.0%	1
Total fixed maturities	248,826	(5,874)	97.7%	208	16,429	(1,335)	92.5%	13
Equity securities:
Common stocks	7,941	(580)	93.2%	19	—	—	0.0%	—
Perpetual preferred stocks	9,895	(733)	93.1%	15	—	—	0.0%	—
Total equity securities	17,836	(1,313)	93.1%	34	—	—	0.0%	—
Total fixed maturities and equity securities	$266,662	$(7,187)	97.4%	242	$16,429	$(1,335)	92.5%	13
December 31, 2012
Fixed maturities:
U.S. Government and government agency obligations	$6,195	$(2)	100.0%	3	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	1,048	(10)	99.1%	1	837	(163)	83.7%	1
Residential mortgage-backed securities	19,541	(135)	99.3%	9	12,194	(1,503)	89.0%	7
Commercial mortgage-backed securities	2,000	(2)	99.9%	1	—	—	0.0%	—
Corporate obligations	12,001	(184)	98.5%	19	—	—	0.0%	—
Other debt obligations	—	—	0.0%	—	—	—	0.0%	—
Redeemable preferred stocks	—	—	0.0%	—	483	(17)	96.6%	1
Total fixed maturities	40,785	(333)	99.2%	33	13,514	(1,683)	88.9%	9
Equity securities:
Common stocks	1,110	(71)	94.0%	9	—	—	0.0%	—
Perpetual preferred stocks	—	—	0.0%	—	—	—	0.0%	—
Total equity securities	1,110	(71)	94.0%	9	—	—	0.0%	—
Total fixed maturities and equity securities	$41,895	$(404)	99.0%	42	$13,514	$(1,683)	88.9%	9

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $2.1 million at December 31, 2012 to $8.5 million at September 30, 2013. The increase in gross unrealized losses was driven primarily by an increase in market yields resulting from rising interest rates. The $8.5 million in gross unrealized losses at September 30, 2013 was primarily on fixed maturity holdings in residential mortgage-backed securities, state and local government obligations and corporate obligations. The gross unrealized losses on equity securities were $1.3 million and have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 88.9% of all fixed maturity securities with unrealized losses.
At September 30, 2013, gross unrealized losses on residential mortgage-backed securities were $2.7 million and represented 37.1% of the total gross unrealized losses on fixed maturities. There were 49 securities with gross unrealized losses of $1.6 million that were in an unrealized loss position for less than 12 months and 10 securities with gross unrealized losses of $1.1 million that were in an unrealized loss position for 12 months or more. Four of the securities in an unrealized loss position for 12 months or more previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $0.9 million at September 30, 2013. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.
At September 30, 2013, the state and local government obligations, with gross unrealized losses of $2.3 million, consisted of 63 securities with gross unrealized losses of $2.1 million that were in an unrealized loss position for less than 12 months and one security with gross unrealized losses of $0.2 million that was in an unrealized loss position for 12 months or more. All of these state and local government obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $1.7 million, consisted of 56 securities with gross unrealized losses of $1.6 million that were in an unrealized loss position for less than 12 months and one security with gross unrealized losses of 0.1 million that was in an unrealized loss position for 12 months or more. Investment grade securities represented 74.9% of fixed maturity securities with unrealized losses in corporate obligations.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity holdings in the first nine months of 2013 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
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

5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 21.8% and 21.5% for the three and nine months ended September 30, 2013, respectively, and 28.3% for both the three and nine months ended September 30, 2012. The 6.8 percentage point decrease in the Company’s effective tax rate for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to the significant decline in pre-tax income experienced during the first nine months of 2013 as compared to the first nine months of 2012.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$15,849	$16,341
Unpaid losses and loss adjustment expenses	20,104	19,630
Assessments and fees payable	1,835	1,801
Realized losses on investments, primarily impairments	5,781	5,376
Accrued compensation	2,221	3,216
Limited partnership investments	385	827
Other, net	1,825	2,406
	48,000	49,597
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,109)	(8,836)
Unrealized gains on investments	(10,802)	(17,034)
Intangible assets	(2,850)	(2,924)
Other, net	(581)	(920)
Total deferred tax liabilities	(22,342)	(29,714)
Net deferred income tax assets	$25,658	$19,883
Management has reviewed the recoverability of the deferred tax assets and believes that the amount is recoverable.

6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At September 30, 2013, there were options for 438,550 shares outstanding and 1,001,313 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended September 30, 2013, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $40 thousand, as compared to the stock-based compensation expense of $0.1 million with related income tax benefits of approximately $30 thousand for the same period in 2012. For both the nine months ended September 30, 2013 and 2012, the Company recognized stock-based compensation expense of $0.5 million with related income tax benefits of approximately $0.1 million.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Net income	$7,278	$9,019	$9,015	$26,030
Weighted average shares outstanding during period	19,657	19,438	19,640	19,420
Additional shares issuable under employee common stock option plans using treasury stock method	109	136	130	132
Weighted average shares outstanding assuming exercise of stock options	19,766	19,574	19,770	19,552
Net income per share:
Basic	$0.37	$0.46	$0.46	$1.34
Diluted	$0.37	$0.46	$0.46	$1.33
For the three months ended September 30, 2013 and 2012, there were 100,000 and 140,000, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, there were 77,515 and 204,110, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2013, Great American owned 51.7% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Assumed premiums written	$355	$576	$1,454	$1,949
Assumed premiums earned	539	636	1,684	2,204
Assumed losses and loss adjustment expense incurred	648	378	2,145	1,590
Ceded premiums written	12	14	38	60
Ceded premiums earned	12	14	42	112
Ceded losses and loss adjustment expense recoveries	752	189	1,150	806
Payable to Great American as of period end	91	55	91	55
Effective October 1, 2012, the Company entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages a portion of the Company’s investment portfolio at an annual cost of 15 basis points of the fair value of the assets under management. AMMC’s management of this portion of the Company’s portfolio commenced during the fourth quarter of 2012, with fees accrued for such services approximating $0.2 million and $0.7 million, respectively, for the three and nine months ended September 30, 2013.

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
In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share, Hawaii property catastrophe and workers’ compensation excess of loss reinsurance treaties. During the first nine months of 2013, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.6 million and $0.2 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus.
The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Direct premiums written	$129,554	$123,932	$444,962	$409,988
Reinsurance assumed	2,277	2,342	7,753	6,641
Reinsurance ceded	(14,278)	(14,057)	(71,187)	(61,942)
Net premiums written	$117,553	$112,217	$381,528	$354,687
Direct premiums earned	$152,909	$133,160	$446,995	$391,469
Reinsurance assumed	2,293	2,037	7,395	6,400
Reinsurance ceded	(22,454)	(20,114)	(65,869)	(61,795)
Premiums earned	$132,748	$115,083	$388,521	$336,074
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2013 and 2012 were $21.5 million and $9.3 million, respectively, and were $48.9 million and $33.4 million for the nine months ended September 30, 2013 and 2012, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company, or otherwise obtains sufficient collateral, and regularly evaluates the financial condition of its reinsurers.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2013 and December 31, 2012, the liability for such assessments was $5.8 million and $5.5 million, respectively, and will be paid over several years as assessed by the various state funds.

11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$71,038	$60,273	$211,203	$176,429
Transportation	44,139	37,576	125,174	108,792
Specialty Personal Lines	11,454	11,830	34,242	35,433
Hawaii and Alaska	4,137	3,692	11,485	10,587
Other	1,980	1,712	6,417	4,833
Total premiums earned	132,748	115,083	388,521	336,074
Net investment income	8,302	8,713	24,190	26,849
Net realized gains on investments	1,353	879	5,433	3,042
Other	877	831	2,559	2,474
Total revenues	$143,280	$125,506	$420,703	$368,439

12. Accumulated Other Comprehensive Income
Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following tables show the progression of the components of AOCI during the three and nine months ended September 30, 2013.

Three Months Ended September 30, 2013
(Dollars in thousands)
Balance at July 1, 2013	$19,898
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	683
Reclassification adjustment for net realized gains included in net income, net of tax	(520)
Other comprehensive income, net of tax	163
Ending balance at September 30, 2013	$20,061

Nine Months Ended September 30, 2013
(Dollars in thousands)
Balance at January 1, 2013	$31,634
Net unrealized losses on available-for-sale securities:
Net unrealized holding losses on securities arising during the period, net of tax	(9,633)
Reclassification adjustment for net realized gains included in net income, net of tax	(1,940)
Other comprehensive loss, net of tax	(11,573)
Ending balance at September 30, 2013	$20,061
The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and nine months ended September 30, 2013, categorized by the respective affected line items in the Consolidated Statement of Income:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Increase to net realized gains on investments	$800	$2,984
Increase to income before income taxes	800	2,984
Increase to provision for income taxes	280	1,044
Increase to net income	$520	$1,940

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

•	our ability to obtain adequate premium rates and manage our growth strategy;

•	performance of securities markets;

•	our ability to attract and retain independent agents and brokers;

•	customer response to new products and marketing initiatives;

•	tax law and accounting changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

General
We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry, the trucking industry and moving and storage transportation companies, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles and commercial vehicles throughout the United States. During the third quarter of 2013, we made the decision to discontinue our commercial vehicle product, which is part of our specialty personal lines component, due to its unacceptable historical underwriting results.
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”) and Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 33 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We use our five active agency and service subsidiaries to sell and service our insurance business.
As of September 30, 2013, Great American Insurance Company (“Great American”) owned 51.7% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc.

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
Our net income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized gains from investments that may not be indicative of our ongoing operations. The following table reconciles net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended September 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$6,398	$0.33	$8,448	$0.43
After-tax net realized gains from investments	880	0.04	571	0.03
Net income	$7,278	$0.37	$9,019	$0.46

	Nine Months Ended September 30,
	2013		2012
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$5,483	$0.28	$24,053	$1.23
After-tax net realized gains from investments	3,532	0.18	1,977	0.10
Net income	$9,015	$0.46	$26,030	$1.33
Our net income for the three and nine months ended September 30, 2013 was $7.3 million ($0.37 per share diluted) and $9.0 million ($0.46 per share diluted), respectively, compared to $9.0 million ($0.46 per share diluted) and $26.0 million ($1.33 per share diluted) for the same periods in 2012. These decreases were driven by the elevated loss and LAE ratios for the three and nine months ended September 30, 2013 of 78.7% and 82.4%, respectively, as compared to 73.4% and 73.7% for the same periods in 2012. The loss ratio increase for the third quarter was related to unfavorable development from prior years' loss reserves, from several accident years, concentrated in our commercial auto liability line of business, as we have experienced similar trends to those noted across the industry in this line. The increase in the loss ratio for the first nine months of 2013 was driven by a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Three claims occurring in the second quarter, two in our traditional passenger transportation business and one in our moving and storage business, represented a significant portion of the severe claims activity in accident year 2013. All three of these claims were related to long-term insureds with historically favorable loss histories. Included in the unfavorable development from prior years’ loss reserves was $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. Also contributing to the decline in net income for the three and nine months ended September 30, 2013 compared to the same periods in 2012 was a decrease in net investment income, as yields available in the financial markets on fixed maturity securities have generally declined in recent years, placing downward pressure on our investment portfolio yield. Net investment income was also impacted by our average invested asset balances being slightly lower in the first nine months of 2013 as compared to the same period in 2012 due to our one-time special dividend payment in December 2012.
We recorded after-tax net realized gains from investments of $0.9 million ($0.04 per share diluted) and $3.5 million ($0.18 per share diluted) for the third quarter and first nine months of 2013, respectively, compared to $0.6 million ($0.03 per share diluted) and $2.0 million ($0.10 per share diluted) for the comparative periods in 2012. Our after-tax net realized gains for the three and nine months ended September 30, 2013 and 2012, respectively, were primarily generated by net gains associated with sales or redemptions of securities and gains generated from our equity partnership investments.

Our net income from operations for the three and nine months ended September 30, 2013 was $6.4 million ($0.33 per share diluted) and $5.5 million ($0.28 per share diluted), respectively, compared to $8.4 million ($0.43 per share diluted) and $24.1 million ($1.23 per share diluted) for the same periods in 2012. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.
Gross Premiums Written
2013 compared to 2012. We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$54,255	41.2%	$55,745	44.1%
Transportation	56,344	42.7%	49,712	39.4%
Specialty Personal Lines	12,098	9.2%	12,471	9.9%
Hawaii and Alaska	7,001	5.3%	6,375	5.0%
Other	2,133	1.6%	1,971	1.6%
Gross premiums written	$131,831	100.0%	$126,274	100.0%

	Nine Months Ended September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$224,743	49.6%	$224,189	53.9%
Transportation	165,509	36.6%	132,650	31.8%
Specialty Personal Lines	39,497	8.7%	39,673	9.5%
Hawaii and Alaska	15,920	3.5%	14,964	3.6%
Other	7,046	1.6%	5,153	1.2%
Gross premiums written	$452,715	100.0%	$416,629	100.0%
Three months ended September 30, 2013 compared to September 30, 2012. Gross premiums written include both direct and assumed premium. During the third quarter of 2013, our gross premiums written increased $5.6 million, or 4.4%, compared to the same period in 2012, primarily attributable to the growth experienced in our transportation component. Gross premiums written in our transportation component increased $6.6 million, or 13.3%, during the third quarter of 2013 compared to the same period in 2012 primarily due to our waste operations insurance product, which was introduced in the first quarter of 2013, as well as growth in our traditional passenger transportation product attributable to a combination of rate increases and capitalizing on new business opportunities. Our ART component’s gross premiums written decreased $1.5 million, or 2.7%, for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to the impact of ending the business relationship with the agent for one of the products within the program business portion of our ART component, as previously reported. This program business ART product comprised 5.0% of our gross premiums written during the third quarter of 2012. Partially offsetting this decrease within the ART component was the addition of a new customer to our large account ART product, rate increases and growth in exposures on renewal business. Gross premiums written in our specialty personal lines component were relatively flat, decreasing $0.4 million, or 3.0%, during the three months ended September 30, 2013 as compared to the same period in 2012. During the third quarter of 2013, we made the decision to discontinue our commercial vehicle product, which is part of our specialty personal lines component, due to its unacceptable historical underwriting results. Commercial vehicle, which targets small commercial risks sold through specialty personal lines agents, accounted for 2.4% of our gross premiums written during the third quarter of 2013.

Nine months ended September 30, 2013 compared to September 30, 2012. During the first nine months of 2013, our gross premiums written increased $36.1 million, or 8.7%, compared to the same period in 2012, primarily due to the growth experienced in our transportation component. Gross premiums written in our transportation component grew by $32.9 million, or 24.8%, driven by our trucking product extension introduced in 2012 and the new waste operations product as well as Vanliner’s moving and storage products which grew due to a combination of rate increases, growth in the exposure base among its existing customers and the addition of new customers. Gross premiums written in our ART component were relatively flat, increasing $0.6 million, or 0.2%, for the nine months ended September 30, 2013 compared to the same period in 2012. Included in the ART component's results was the addition of three new customers to our large account ART product, rate increases and growth in exposures on renewal business. Additionally, we continued to experience high levels of member retention in group ART programs renewing during the first nine months of 2013. This growth was largely offset by non-renewing or "pricing away" the accounts of two customers within our large account ART product and ending the business relationship with an agent within the program business portion of our ART component, as previously reported. These two large account ART customers and the program business ART product comprised 7.5% of our gross premiums written during the first nine months of 2012. Our specialty personal lines component's gross premiums written were relatively flat during the first nine months of 2013 as compared to the same period in 2012, decreasing $0.2 million, or 0.4%. As discussed above for the three month period, the decision was made during the third quarter of 2013 to discontinue the commercial vehicle product, which is part of the specialty personal lines component. Commercial vehicle accounted for 2.0% of our gross premiums written for the nine months ended September 30, 2013. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans typically based on written premiums over which we have no control, increased $1.9 million, or 36.7%, compared to the same period in 2012.
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
As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be a premium assessment to participants or if there would be a return of premium to participants as a result of less-than-expected losses. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the third quarter of 2013 and 2012, we recorded premium assessments of $3.3 million and $0.7 million, respectively. For the first nine months of 2013 and 2012, we recorded premium assessments of $8.2 million and $1.2 million, respectively.
Premiums Earned
Three months ended September 30, 2013 compared to September 30, 2012. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$71,039	$60,273	$10,766	17.9%
Transportation	44,139	37,576	6,563	17.5%
Specialty Personal Lines	11,454	11,830	(376)	(3.2)%
Hawaii and Alaska	4,136	3,692	444	12.0%
Other	1,980	1,712	268	15.7%
Total premiums earned	$132,748	$115,083	$17,665	15.3%
Our premiums earned increased $17.7 million, or 15.3%, to $132.7 million during the three months ended September 30, 2013 compared to $115.1 million for the same period in 2012. The increase is primarily attributable to our ART component, which grew $10.8 million, or 17.9%, over 2012 mainly due to the gross premiums written growth from new and existing programs experienced throughout the past 12 months, partially offset by the reduction in premiums associated with ending the business relationship with the agent for one of the products within the program business portion of our ART component, as discussed above. Our transportation component increased $6.6 million, or 17.5%, during the third quarter of 2013 compared to the same period in 2012 mainly due to the gross premiums written growth among Vanliner’s moving and storage products throughout 2012 and the first nine months of 2013, as well as the addition of new products in 2012 and 2013, as previously discussed.

Nine months ended September 30, 2013 compared to September 30, 2012. The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Nine Months Ended September 30,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$211,204	$176,429	$34,775	19.7%
Transportation	125,174	108,792	16,382	15.1%
Specialty Personal Lines	34,242	35,433	(1,191)	(3.4)%
Hawaii and Alaska	11,484	10,587	897	8.5%
Other	6,417	4,833	1,584	32.8%
Total premiums earned	$388,521	$336,074	$52,447	15.6%
Our premiums earned increased $52.4 million, or 15.6%, to $388.5 million during the nine months ended September 30, 2013 compared to $336.1 million for the same period in 2012. The increase is primarily attributable to our ART component, which grew $34.8 million, or 19.7%, over 2012 mainly due to the same factors discussed above for the three month period. Our transportation component increased $16.4 million, or 15.1%, over 2012 primarily due to the same factors as discussed above for the three month period.
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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, since 2011 we have seen rate levels gradually stabilize on renewal business, with a number of our products experiencing single digit rate level increases on renewal business. This positive trend has continued into the first nine months of 2013, with many of our products taking rate increases of over 5% and, in some instances, exceeding 10%.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Gross premiums written	$131,831	$126,274	$452,715	$416,629
Ceded reinsurance	(14,278)	(14,057)	(71,187)	(61,942)
Net premiums written	117,553	112,217	381,528	354,687
Change in unearned premiums, net of ceded	15,195	2,866	6,993	(18,613)
Total premiums earned	$132,748	$115,083	$388,521	$336,074
Combined Ratios:
Loss and LAE ratio (1)	78.7%	73.4%	82.4%	73.7%
Underwriting expense ratio (2)	20.6%	23.1%	21.2%	23.4%
Combined ratio	99.3%	96.5%	103.6%	97.1%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.
Three months ended September 30, 2013 compared to September 30, 2012. Our loss and LAE ratio for the third quarter of 2013 increased 5.3 percentage points to 78.7% compared to 73.4% in the same period in 2012. This increase over the prior period is primarily attributable to unfavorable development in prior years’ loss reserves of $5.3 million, or 4.0 percentage points, experienced during the third quarter of 2013 as compared to favorable development of $0.1 million, or 0.1 percentage point, in the third quarter of 2012. The unfavorable prior year development, from several accident years, was concentrated in our commercial auto liability line of business, as we have experienced similar trends to those noted across the industry in this line. Management is paying particular attention to the commercial auto liability line of business and is taking the necessary steps to restore our historically profitable underwriting results.
In addition to the aforementioned renewal rate increases that we have continued to realize, we have also, during the first nine months of 2013, responded to the deterioration in our underwriting margins by taking additional rate increases in certain of our loss layers and by non-renewing or “pricing away” approximately $50 million of renewal business. Such accounts were across all components of our business. Additionally, as previously discussed, the decision was made during the third quarter of 2013 to discontinue the commercial vehicle product due to its unacceptable historical underwriting performance. We will continue to respond with rate increases, non-renewals or other corrective actions, as necessary.
The underwriting expense ratio for the third quarter of 2013 decreased 2.5 percentage points to 20.6% compared to 23.1% for the same period in 2012, which was primarily attributable to leveraging our fixed operating costs while increasing our premium base in the third quarter of 2013 compared to the same period in the prior year. Specifically, operating costs associated with our insurance operations, such as product management, underwriting, sales and marketing costs, have remained flat during the third quarter of 2013 as compared to the third quarter of 2012.
Nine months ended September 30, 2013 compared to September 30, 2012. Our loss and LAE ratio for the nine months ended September 30, 2013 increased 8.7 percentage points to 82.4% compared to 73.7% in the same period in 2012. This increase over the prior period is primarily attributable to a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Three claims occurring in the second quarter, two in our traditional passenger transportation business and one in our moving and storage business, which represented a significant portion of the severe claim activity in accident year 2013, were related to long-term insureds with historically favorable loss histories. For the nine months ended September 30, 2013, we had unfavorable development from prior years’ loss reserves of $16.2 million, or 4.2 percentage points, of which $6.0 million was related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. This compares to unfavorable development of $1.6 million, or 0.5 percentage points, for the first nine months of 2012. The accident year 2011 reserve strengthening is predominately related to products now in runoff within the program business portion of our ART component, as well as our recently discontinued commercial vehicle product. We have experienced higher than initially anticipated frequency and severity levels in accident year 2011, and though in 2011 adjustments to our pricing and reserving practices were made and underwriting actions were implemented to stem such adverse results and improve the claim frequency, our severity experience has not improved as rapidly as anticipated. The remaining unfavorable development is primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis.

The consolidated underwriting expense ratio for the nine months ended September 30, 2013 decreased 2.2 percentage points to 21.2% compared to 23.4% for the same period in 2012, primarily due to leveraging our fixed operating costs while increasing our premium base, as discussed above for the three month period.
Net Investment Income
2013 compared to 2012. For the three and nine month periods ended September 30, 2013, net investment income was $8.3 million and $24.2 million, respectively, compared to $8.7 million and $26.8 million for the same periods in 2012. In recent years, yields available in the financial markets on fixed maturity securities have remained low, placing downward pressure on our net investment income. While we have normally had higher average invested assets period over period to help offset the lower interest rate environment, average invested asset balances were slightly lower in 2013 as compared to the same periods in 2012 due to our one-time special $2.00 per share dividend payment in December 2012.
Net Realized Gains on Investments
2013 compared to 2012. Pre-tax net realized gains on investments were $1.4 million for the third quarter of 2013 compared to $0.9 million for the third quarter of 2012. For the nine months ended September 30, 2013 and 2012, pre-tax net realized gains were $5.4 million and $3.0 million, respectively. The pre-tax net realized gains for both the third quarter and first nine months of 2013 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $1.0 million and $3.8 million, respectively. In addition, equity partnership investments produced net gains of $0.5 million and $1.8 million for the third quarter and first nine months of 2013, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. The pre-tax net realized gains for both the three and nine months ended September 30, 2012 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $0.7 million and $2.9 million, respectively. Additionally, equity partnership investments produced net gains of $0.5 million for both the three and nine months ended September 30, 2012, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.3 million and $0.4 million for the three and nine months ended September 30, 2012, respectively.
Commissions and Other Underwriting Expenses
2013 compared to 2012. During the third quarter of 2013, commissions and other underwriting expenses of $23.6 million increased $1.1 million, or 4.5%, from $22.5 million in the comparable period in 2012. For the nine months ended September 30, 2013 and 2012, commissions and other underwriting expenses were $69.8 million and $66.7 million, respectively, increasing $3.1 million, or 4.7%. Commissions and other underwriting expenses, as a percentage of premiums earned, were 17.7% and 18.0% for the three months and nine months ended September 30, 2013, respectively, compared to 19.6% and 19.8% for the same periods in 2012. Both the quarter and year-to-date decreases as a percentage of premiums earned are primarily attributable to increasing our premium base while maintaining relatively flat fixed operating costs associated with our insurance operations.
Other Operating and General Expenses
2013 compared to 2012. Other operating and general expenses were relatively flat decreasing $0.3 million, or 4.9%, to $4.6 million during the quarter ended September 30, 2013 compared to $4.9 million for the same period in 2012. For the nine months ended September 30, 2013 and 2012, other operating and general expenses were $15.2 million and $14.4 million, respectively, increasing $0.8 million, or 6.1%. The year-to-date increase is primarily attributable to growth in our employee headcount and other expenses necessary to support the growth in our business. As a percentage of premiums earned, other operating and general expenses were 3.5% and 3.9% for the three and nine months ended September 30, 2013, respectively, compared to 4.2% and 4.3% for the same periods in 2012. Both the quarter and year-to-date decreases are primarily due to the aforementioned increase in our premium base while effectively controlling our fixed costs.
Interest Expense
2013 compared to 2012. Interest expense increased $0.1 million, or 38.3%, and $0.2 million, or 88.4%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Both the quarter and year-to-date amounts were primarily due to increases in interest accrued related to the contractual amounts payable under the Vanliner balance sheet guaranty.

Income Taxes
2013 compared to 2012. We have recorded our income tax provision for the nine months ended September 30, 2013 to reflect our full-year estimated effective tax rate of 21.5%, which represents a 6.8 percentage point decrease from the 28.3% effective tax rate reported for the first nine months of 2012, driven by the significant decline in pre-tax income experienced for the nine months ended September 30, 2013 as compared to the same period in 2012. As a result of adjusting our year-to-date provision for income taxes, our effective tax rate for the third quarter of 2013 decreased 6.5 percentage points to 21.8%, as compared to 28.3% for the same period in 2012.

Financial Condition
Investments
At September 30, 2013, our investment portfolio contained $936.0 million in fixed maturity securities and $57.0 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $40.4 million in other investments, which are limited partnership investments accounted for under the equity method. At September 30, 2013, we had pre-tax net unrealized gains of $23.8 million on fixed maturities and $7.1 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, as well as other asset classes following guidelines in our investment policy.
At September 30, 2013, 88.4% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade.
State and local government obligations represented approximately 37.8% of our fixed maturity portfolio at September 30, 2013, with approximately $284.5 million, or 80.3%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.6% of such securities were rated investment grade at September 30, 2013. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2013.
Summary information for securities with unrealized gains or losses at September 30, 2013 is shown in the following table. Approximately $1.0 million of fixed maturities and $1.0 million of equity securities had no unrealized gains or losses at September 30, 2013.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$669,739	$265,255
Amortized cost of securities	638,737	272,464
Gross unrealized gain or (loss)	$31,002	$(7,209)
Fair value as a % of amortized cost	104.9%	97.4%
Number of security positions held	590	221
Number individually exceeding $50,000 gain or (loss)	200	48
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,984	$(95)
Foreign governments	33	—
State, municipalities and political subdivisions	9,154	(2,271)
Residential mortgage-backed securities	8,586	(2,672)
Commercial mortgage-backed securities	1,455	(22)
Other debt obligations	49	(373)
Financial institutions, insurance and real estate	2,415	(520)
Industrial and other	5,326	(1,256)
Percent rated investment grade (a)	88.2%	88.9%
Equity Securities:
Fair value of securities	$38,118	$17,836
Cost of securities	29,734	19,149
Gross unrealized gain or (loss)	$8,384	$(1,313)
Fair value as a % of cost	128.2%	93.1%
Number individually exceeding $50,000 gain or (loss)	45	10

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2013, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.9%	1.1%
After one year through five years	35.1%	9.6%
After five years through ten years	29.4%	35.3%
After ten years	7.4%	21.7%
	75.8%	67.7%
Mortgage-backed securities	24.2%	32.3%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At September 30, 2013
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (28 issues)	$51,337	$2,695	105.5%
More than one year (172 issues)	338,281	21,745	106.9%
$50,000 or less (390 issues)	280,121	6,562	102.4%
	$669,739	$31,002
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (43 issues)	$71,422	$(3,584)	95.2%
More than one year (5 issues)	4,486	(1,088)	80.5%
$50,000 or less (173 issues)	189,347	(2,537)	98.7%
	$265,255	$(7,209)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (37 issues)	$18,359	$4,499	132.5%
More than one year (8 issues)	8,278	2,950	155.4%
$50,000 or less (46 issues)	11,481	935	108.9%
	$38,118	$8,384
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (10 issue)	$9,314	$(995)	90.3%
More than one year (0 issues)	—	—	—%
$50,000 or less (24 issues)	8,522	(318)	96.4%
	$17,836	$(1,313)
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
Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$43,188	$53,427
Net cash used in investing activities	(40,427)	(40,805)
Net cash used in financing activities	(5,447)	(4,715)
Net (decrease) increase in cash and cash equivalents	$(2,686)	$7,907
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically and during the first nine months of 2013, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash, cash equivalents and short-term investments. Cash and cash equivalents decreased $2.7 million from $42.0 million at December 31, 2012 to $39.3 million at September 30, 2013. We generated net cash from operations of $43.2 million for the nine months ended September 30, 2013, compared to $53.4 million during the comparable period in 2012. This decrease of $10.2 million is primarily attributable to a $17.3 million payment made associated with the settlement of the Vanliner balance sheet guaranty through December 31, 2012, whereas the payment in the prior year was $3.6 million.
Net cash used in investing activities was $40.4 million and $40.8 million for the nine months ended September 30, 2013 and 2012, respectively. Contributing to the $0.4 million decrease in cash used in investing activities was a $25.8 million increase in the purchases of equity securities, partially offset by a $9.2 million decrease in the purchases of fixed maturity investments. The increase in the purchases of equity securities during the first nine months of 2013 was primarily attributable to reinvesting the proceeds from matured and redeemed fixed maturity securities. These purchases of equity securities were mainly concentrated in dividend yielding common and preferred stocks. Additionally, proceeds from maturities and redemptions of fixed maturities increased $15.6 million whereas proceeds from the sales of equity securities decreased $5.8 million. The increase in maturities and redemptions of fixed maturity investments in the first nine months of 2013 was due to an increase in scheduled maturities as compared to the same period in 2012. Also contributing to the change in cash used in investing activities was a $4.9 million decrease in the purchases of other investments, which are comprised of limited partnership investments.
Net cash used in financing activities was $5.4 million and $4.7 million for the nine months ended September 30, 2013 and 2012, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
In 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at September 30, 2013, we would pay interest at a LIBOR rate plus 0.875%. At September 30, 2013, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.2632% at September 30, 2013) plus 87.5 basis points, with interest payments due throughout the year at each interest rate repricing date.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2013, we were in compliance with all covenants.
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
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2013 and December 31, 2012, we had $803.6 million and $775.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves. For purposes of computing the recorded reserves, management utilizes various data inputs, including analysis that is derived from a review of the current recorded reserve position of our U.S. insurance subsidiaries performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review our recorded reserves for our U.S. insurance subsidiaries utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. This actuarial analysis of our U.S. insurance subsidiaries’ combined net reserves for the year ending December 31, 2012 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2013 and December 31, 2012.
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
We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2013, we recorded other-than-temporary impairment charges of $0.1 million and $0.2 million, respectively, and during the three and nine months ended September 30, 2012, we recorded other-than-temporary impairment charges of $0.3 million and $0.4 million, respectively. The other-than-temporary impairment charges recorded in both 2013 and 2012 were taken on equity securities where management is uncertain of the timing and extent of ultimate recovery. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2013, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2013, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	November 1, 2013	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 1, 2013	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)