Form 10-K
period 2013-12-31
National Interstate CORP
filed 2014-03-07
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $208.3 million (based upon non-affiliate holdings of 7,120,612 shares and a market price of $29.25 at June 30, 2013).
As of March 5, 2014 there were 19,685,769 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.
Documents Incorporated by Reference:
Proxy Statement for 2014 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

•	our ability to obtain adequate premium rates and manage our growth strategy;

•	performance of securities markets;

•	our ability to attract and retain independent agents and brokers;

•	customer response to new products and marketing initiatives;

•	tax law and accounting changes;

•	increasing competition in the sale of our insurance products and services and the retention of existing customers;

•	changes in legal environment;

•	legal actions brought against us;

•	regulatory changes or actions, including those relating to the regulation of the sale, underwriting and pricing of insurance products and services and capital requirements;

•	damage to our reputation;

•	levels of natural catastrophes, terrorist events, incidents of war and other major losses;

•	technology or network security disruptions;

•	adequacy of insurance reserves; and

•	availability of reinsurance and ability of reinsurers to pay their obligations.
The forward-looking statements herein are made only as of the date of this report. We assume no obligation to publicly update any forward-looking statements.

PART I

ITEM 1    Business

Introduction
National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles throughout the United States. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at http://invest.natl.com. SEC filings are posted to our website as soon as reasonably possible. Information on the website is not part of this Form 10-K.
Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is our majority shareholder. At December 31, 2013, Great American owned 51.7% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol “NATL.”

Property and Casualty Insurance Operations
We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 22 of the 25 years we have been in business. For the year ended December 31, 2013, we had gross premiums written (direct and assumed) of $632.0 million and net income of $17.6 million.
Our Products
We offer approximately 40 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer (“ART”), transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.
The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$326,305	51.7%	$316,114	55.2%	$285,352	54.2%
Transportation	228,139	36.1%	180,786	31.5%	162,870	30.9%
Specialty Personal Lines	47,715	7.5%	51,026	8.9%	53,729	10.2%
Hawaii and Alaska	20,096	3.2%	18,383	3.2%	18,137	3.5%
Other	9,738	1.5%	7,161	1.2%	6,225	1.2%
Gross premiums written	$631,993	100.0%	$573,470	100.0%	$526,313	100.0%

For 2013, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Averages
Alternative Risk Transfer	$7,900-$5,081,000	$105,600
Transportation	$4,200-$170,700	$22,900
Specialty Personal Lines	$1,000-$3,600	$1,200
Hawaii and Alaska	$2,000-$22,300	$4,100
Alternative Risk Transfer.    We underwrite, market and distribute primarily truck transportation, passenger transportation and moving and storage ART insurance products, also known as captives. ART products function by utilizing insurance or reinsurance companies that are owned or “rented” (as described below) by the participants in the program. Participants may include homogeneous groups of passenger transportation, trucking or moving and storage companies, transportation insurance agencies and individual, larger insureds as single participants in our large account ART products. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured through the program. Participants in these programs typically are interested in improved risk control, increased participation in the claims settlement process and asset investment features associated with an ART insurance program.
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
The premiums generated by each of the ART insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may assume 100% of the losses in the first loss layer or participate in a quota share arrangement, where the losses are shared between the participants and us. The loss layers typically range from $50,000 to $500,000 per occurrence and our customers’ participation percentages in quota share arrangements generally range from 30% to 50%. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the ART program participants and the service providers. We are the primary or only service provider to every rental ART program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the ART program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30.0% to 70.0% of a $1 million policy premium depending on the program structure and the loss layer ceded to the ART program.
Since our first member-owned ART program in the passenger transportation insurance market was established in 1995, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, paratransit operations, taxi cabs, liquefied petroleum gas distributors, waste haulers, buses, crane and rigging operators, trucks and moving and storage companies. As of December 31, 2013, we insured approximately 390 transportation companies in ART programs. No one customer in our ART business accounted for 10.0% or more of the revenues of this component of our business during 2013. We also have partnered with insureds and agents in programs, whereby the insured or agent shares in underwriting results and investment income with HIL.
Transportation.    We believe that we are one of the largest writers of insurance for the passenger transportation and moving and storage industries in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage, workers' compensation and motor truck cargo and related coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. We also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10.0% or more of the revenues of this component during 2013.
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
During the third quarter of 2013, the Company stopped selling its commercial vehicle product due to unsatisfactory historical underwriting results. This product continues to provide coverage for existing commercial customers with vehicles used by contractors, artisans and other small businesses and range from private passenger autos to customized vans and dump trucks.

Hawaii and Alaska.    Our Hawaii office provides general commercial and transportation insurance for business owners in both Hawaii and Alaska. We have become a leading writer of public and truck transportation in both states and continue to look for new opportunities to enhance our general commercial position.
Geographic Concentration
The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2013		2012
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
California	$94,852	15.3%	$82,565	14.6%
Texas	43,469	7.0%	41,519	7.4%
New York	34,511	5.6%	31,521	5.6%
Florida	31,426	5.1%	27,824	4.9%
North Carolina	28,841	4.6%	29,379	5.2%
New Jersey	26,987	4.3%	23,621	4.2%
Ohio	25,500	4.1%	15,444	2.7%
Missouri	23,954	3.9%	20,901	3.7%
Illinois	22,852	3.7%	22,432	4.0%
All other states	289,140	46.4%	269,395	47.7%
Direct premiums written	$621,532	100.0%	$564,601	100.0%

Concentration by Statutory Line of Business
The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2013		2012
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
Auto and other liability	$338,359	54.4%	$311,532	55.2%
Workers’ compensation	187,014	30.1%	159,994	28.3%
Auto physical damage	80,287	12.9%	78,557	13.9%
All other lines	15,872	2.6%	14,518	2.6%
Direct premiums written	$621,532	100.0%	$564,601	100.0%
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
Underwriting
We employ a pricing segmentation approach in our underwriting that makes extensive use of proprietary data and pricing methodologies. Our pricing strategy enables our product managers to manage rate structures by evaluating detailed policyholder information, such as loss experience based on driver characteristics, financial responsibility scores (where legally permissible) and the make/model of vehicles. This pricing segmentation approach requires extensive involvement of the product managers, who are responsible for the underwriting profitability of a specific product line with direct oversight of product design and rate level structure by our most senior managers. Individual product managers work closely with our pricing and database managers to generate rate level indications and other relevant data. We use this data coupled with information from the National Council on Compensation Insurance and the actuarial loss costs obtained from the Insurance Services Office, an insurance industry advisory service organization, as a benchmark in pricing our products. We believe the quality of our proprietary data, combined with our rigorous approach, has permitted us to generally respond more quickly than our competitors to adverse trends and to obtain appropriate pricing and risk selection for each individual account.
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
Marketing and Distribution
We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2013, approximately 89% of our gross premiums written were generated by unaffiliated producers (i.e. independent agents, brokers and program administrators) and approximately 11% were generated by our affiliated agencies. Together, our top two unaffiliated producers accounted for approximately 12% of our gross premiums written during 2013.

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
Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2013, our claims organization employed 181 people (31% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.
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
Reserves for Unpaid Losses and Loss Adjustment Expenses (“LAE”)

We record our best estimate of liabilities for the costs of losses and LAE for both reported and unreported claims based on historical trends adjusted for changes in loss costs, underwriting standards, policy provisions, product mix and other factors. Estimating the liability for unpaid losses and LAE is inherently judgmental and is influenced by factors that are subject to significant variation. We monitor factors such as the effect of inflation on medical, hospitalization, material repair and replacement costs, general economic trends and the legal environment. While the ultimate liability may be greater than recorded loss reserves, the reserve tail for transportation coverage is generally shorter than that associated with many other casualty coverages and, therefore, generally can be established with less uncertainty than coverages having longer reserve tails.

We review loss reserve adequacy and claims adjustment effectiveness quarterly. We focus significant management attention on claims reserved above $100,000. Further, our reserves are reviewed quarterly and opined upon annually by accredited actuaries from Great American. Reserves are routinely adjusted as additional information becomes known. Such routine adjustments are reflected in quarterly results in the period of adjustment.

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2003 through 2013. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2013,” shows the re-estimated liability as of December 31, 2013. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative redundancy (deficiency) which represents the aggregate percentage change in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses And LAE:	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(Dollars in thousands)
As originally estimated	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339
As re-estimated at December 31, 2013	78,022	97,375	134,553	163,055	196,405	248,903	263,346	538,746	579,048	609,889
Liability re-estimated as of:
One year later	84,485	106,409	143,991	176,179	209,448	261,154	269,747	583,663	578,705	609,889
Two years later	83,862	103,416	142,929	173,860	207,281	250,185	267,995	553,526	579,048
Three years later	81,991	99,768	139,994	169,879	199,142	248,851	266,085	538,746
Four years later	79,673	99,487	138,108	166,043	198,852	248,675	263,346
Five years later	79,084	99,362	135,635	163,855	197,482	248,903
Six years later	79,163	98,005	134,328	163,279	196,405
Seven years later	78,797	97,312	134,686	163,055
Eight years later	78,330	97,368	134,553
Nine years later	78,285	97,375
Ten years later	78,022
Net cumulative redundancy (deficiency) [1]	8,718	14,269	16,891	18,796	13,897	13,537	13,073	57,390	15,400	(2,285)
Net cumulative redundancy (deficiency) — %	10.1%	12.8%	11.2%	10.3%	6.6%	5.2%	4.7%	9.6%	2.6%	(0.4)%
Cumulative paid of:
One year later	29,616	37,049	51,901	63,314	67,673	91,615	90,410	182,652	201,717	240,981
Two years later	48,672	59,038	85,193	95,752	111,841	145,279	146,378	302,821	357,834
Three years later	61,001	76,617	101,340	119,984	141,484	182,163	189,177	399,997
Four years later	68,594	84,070	112,474	133,976	159,410	209,272	213,198
Five years later	71,904	89,821	117,073	140,160	170,085	220,421
Six years later	74,938	91,206	119,461	144,133	174,896
Seven years later	75,137	91,919	121,566	145,996
Eight years later	75,280	93,116	122,205
Nine years later	75,781	93,165
Ten years later	75,593

[1] —
Favorable development associated with Vanliner’s guaranteed reserves recorded in 2013, 2012, and 2011 was $20.8 million, $19.0 million, and $9.8 million, respectively. Such development is required to be reflected in the year of acquisition. As such, these amounts are included in the 2010 net cumulative redundancy reflected above. Excluding the Vanliner guarantee, we recorded unfavorable development of $23.1 million and $3.3 million, and favorable development of $2.7 million, for the years ending December 31, 2013, 2012 and 2011, respectively, in our Consolidated Statements of Income. See Note 12 to our consolidated financial statements- "Unpaid Losses and LAE," for a discussion of the impact on our unpaid losses and LAE.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(Dollars in thousands)
As originally estimated:
Net liability shown above	$86,740	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339
Add reinsurance recoverables	41,986	59,387	71,763	84,115	91,786	137,561	140,841	202,509	182,128	167,701	156,443
Gross liability	$128,726	$171,031	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645	$776,576	$775,305	$803,782
As re-estimated at December 31, 2013
Net liability shown above	$78,022	$97,375	$134,553	$163,055	$196,405	$248,903	$263,346	$538,746	$579,048	$609,889	N/A
Add reinsurance recoverables re-estimated	51,116	56,783	60,227	58,227	52,684	100,995	80,741	133,737	159,002	169,220	N/A
Gross liability	$129,138	$154,158	$194,780	$221,282	$249,089	$349,898	$344,087	$672,483	$738,050	$779,109	N/A
Gross cumulative (deficiency) redundancy	$(412)	$16,873	$28,427	$44,684	$52,999	$50,103	$73,173	$126,162	$38,526	$(3,804)	N/A
Gross cumulative (deficiency) redundancy — %	(0.3)%	9.9%	12.7%	16.8%	17.5%	12.5%	17.5%	15.8%	5.0%	(0.5)%	N/A

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

The preceding tables show our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2013, our liability on a gross basis was $803.8 million and our asset for ceded reserves was $156.4 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

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

During 2013, we reinvested cash flows from sold and matured investments across all asset classes, including increased allocation to equity securities and asset backed securities, which are categorized as other debt obligations, as these securities generally offered the best combination of yield, duration, and credit risk when considering other market opportunities and our existing holdings.

The following table presents the percentage distribution of our investment portfolio for the dates given based upon fair value:

	At December 31,
	2013	2012
Fixed maturities:
State and local government obligations	34.3%	35.7%
Residential mortgage-backed securities	19.4%	19.2%
Corporate obligations	18.6%	20.5%
U.S. Government and government agency obligations	9.1%	11.1%
Other debt obligations	4.3%	1.1%
Commercial mortgage-backed securities	3.4%	4.7%
Redeemable preferred stock	0.4%	0.4%
Foreign government obligations	0.3%	0.6%
Total fixed maturities	89.8%	93.3%
Equity securities:
Common stocks	4.8%	2.5%
Nonredeemable preferred stocks	1.5%	0.6%
Total equity securities	6.3%	3.1%
Other invested assets	3.9%	3.6%
Total	100.0%	100.0%
The following table presents the yields of our investment portfolio:

	Year Ended December 31,
	2013	2012	2011
Yield on fixed maturities:
Excluding realized gains and losses	3.5%	3.7%	3.3%
Including realized gains and losses	3.8%	4.2%	3.8%
Yield on equity securities:
Excluding realized gains and losses	4.1%	2.6%	2.9%
Including realized gains and losses	8.5%	6.5%	3.0%
Yield on other invested assets:
Excluding realized gains and losses	0.0%	0.0%	0.0%
Including realized gains and losses	3.9%	1.5%	(3.2)%
Yield on all investments:
Excluding realized gains and losses	3.4%	3.5%	3.2%
Including realized gains and losses	4.0%	4.1%	3.6%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio, excluding redeemable preferred stock, to the Barclays Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our equity securities, including other invested assets, against the Standard & Poor’s ("S&P") 500 Index. Both our performance and the indices include investment income, realized gains and losses and changes in unrealized gains and losses.

	Year Ended December 31,
	2013	2012	2011
Fixed maturities:
National Interstate Total Return on Fixed Maturities	1.6%	6.8%	6.6%
Barclays Intermediate Aggregate Index	(1.0)%	3.5%	6.0%
Equity securities:
National Interstate Total Return on Equity Securities	15.1%	9.7%	(2.8)%
S&P 500 Index	32.4%	16.0%	2.1%
Fixed Maturity Investments
Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by S&P or comparable rating as of December 31, 2013:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)
AAA, AA, A	$710,436	$721,938	77.3%
BBB	113,445	116,179	12.5%
Total Investment Grade	823,881	838,117	89.8%
BB	17,244	18,031	1.9%
B	16,238	16,876	1.8%
CCC	26,726	29,094	3.1%
CC, C, D	30,060	31,461	3.4%
Total Non-Investment Grade	90,268	95,462	10.2%
Total	$914,149	$933,579	100.0%

At December 31, 2013, approximately 74% of our mortgage-backed securities (“MBS”), having a fair value of $176.0 million, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2013, 99.1% (based on statutory carrying value of $230.4 million) of our MBS had an NAIC designation of 1 or 2 (the highest of the six designations).

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2013, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	December 31, 2013
	Fair Value	% of Total
	(Dollars in thousands)
One year or less	$28,912	3.1%
More than one year to five years	250,568	26.8%
More than five years to ten years	306,273	32.8%
More than ten years	110,638	11.9%
	696,391	74.6%
Mortgage-backed securities	237,188	25.4%
Total fixed maturities	$933,579	100.0%

The fixed income investment funds are generally invested in securities with intermediate-term maturities with an objective of optimizing total return, including investment income, while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2013, the weighted average modified duration (unadjusted for call provision) was approximately 4.9 years, the weighted average effective duration (adjusted for call provisions) was 4.5 years and the weighted average maturity was 6.2 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed income securities we hold. Fixed income securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition
The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. We believe that our primary competitors in the commercial specialty insurance market include, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In the specialty personal lines market, our primary competitors are Progressive Corporation and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc. and Transguard Insurance Company of America.
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
Statutory Accounting Principles (“SAP”)
SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. One of the primary goals is to measure an insurer’s statutory surplus. Accordingly, statutory accounting focuses on valuing assets and liabilities of our insurance subsidiaries at financial reporting dates in accordance with appropriate insurance laws and regulatory provisions applicable in each insurer’s domiciliary jurisdiction. Insurance departments utilize SAP to help determine whether our insurance companies will have sufficient funds to timely pay all the claims of our policyholders and creditors. GAAP gives more consideration to matching of revenue and expenses than SAP. As a result, assets and liabilities will differ in financial statements prepared in accordance with GAAP as compared to SAP. Major differences for SAP include, but are not limited to, charging policy acquisition costs to expense as incurred rather than spreading the costs over the periods covered by the policies; reporting investment grade bonds and redeemable preferred stocks at amortized cost rather than fair value; netting of reinsurance recoverables and prepaid reinsurance premiums against the corresponding liabilities rather than reporting such items separately; and charging to surplus certain GAAP assets, such as furniture and fixtures and agents’ balances over 90 days old.
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
The maximum amount of dividends that our insurance companies can pay to us in 2014 without seeking regulatory approval is $28.3 million. National Interstate Insurance Company ("NIIC") paid $10.0 million and $21.0 million in dividends in 2013 and 2012, respectively, without the need for regulatory approval. In addition, NIIC paid a $39.0 million extraordinary dividend in 2012 with required regulatory approval.
Assessments and Fees Payable
Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers or other miscellaneous state assessments. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $4.2 million, $3.8 million and $3.3 million in the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated liability for anticipated assessments was $6.4 million and $5.5 million at December 31, 2013 and 2012, respectively.
Risk-Based Capital (“RBC”) Requirements
In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2013, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.
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
Federal Regulation
General
The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism, federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. It is too early to predict the extent to which the report's recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact our operations.
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

We are continuing to take the steps necessary to comply with the Act, as well as the state regulations implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). We do not anticipate terrorism losses to have a material impact on our results of operations. The program is due to expire at the end of 2014; however, legislation to extend the program has been introduced in Congress. If Congress eliminates or modifies the program, such action could adversely affect our property and casualty business through increased exposure to a catastrophic level of terrorism losses.
To our knowledge and based on our internal review and control process for compliance, we believe we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees
At December 31, 2013, we employed 580 people. None of our employees are covered by collective bargaining arrangements.

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
Your interests as a holder of our common shares may be different than the interests of our majority shareholder, Great American, and its parent company, American Financial Group, Inc.
The interests of Great American and AFG may differ from the interests of our other shareholders. AFG representatives hold five out of ten seats of our Board. As a result, AFG has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.
Subject to the terms of our right of first refusal to purchase its shares in certain circumstances, AFG may be able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. AFG may also have interests that differ from those of our other shareholders and may vote in a way with which our other shareholders disagree and which may be adverse to their interests. AFG’s majority ownership may have the effect of delaying, preventing or deterring a change of control of the Company, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.
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
We may have conflicts of interest with our majority shareholder, Great American, and its parent company, American Financial Group, Inc., which we would be unable to resolve in our favor.
As of December 31, 2013, AFG, through its wholly-owned subsidiary Great American, owns 51.7% of our outstanding common shares. In addition, Great American has recently commenced a tender offer to acquire all our outstanding shares not currently owned by Great American. From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.
We rely on Great American to provide certain services to us without charge including actuarial and consultative services for legal, accounting and internal audit and other support services. If Great American no longer controlled a majority of our shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to us. This could impact our personnel resources, require us to hire additional professional staff and generally increase our operating expenses.
Because we are primarily a transportation insurer, conditions in that industry could adversely affect our business.
Approximately 87.8% of our gross premiums written for the year ended December 31, 2013 and 86.7% for the year ended December 31, 2012 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These downward fluctuations in the business cycle have and could continue to negatively impact our revenues.
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
We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer independent agents and brokers a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 25.7% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 11.8% of our gross premiums written during the year ended December 31, 2013. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.
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
We may experience difficulties with technology or network security, which could have an adverse effect on our financial condition or reputation.
We rely on computer systems to process, transmit, store, retrieve and evaluate company and customer data and information. Systems failures, outages or breaches could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack, war or other disruption inside or outside the United States, our systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if our employees are able to report to work, they may be unable to perform their duties for an extended period of time if our data or systems are disabled or destroyed.
Despite the implementation of security measures, these systems may also be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Cyber attacks and similar breaches as well as any compromise of security could have a material adverse effect on our business or reputation and could subject us to liability if confidential data is misappropriated from our computer systems.
Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.
Our results of operations depend in part on the performance of our invested assets. As of December 31, 2013, 89.8% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 6.3% was invested in equity securities and 3.9% was invested in limited partnership investments. As of December 31, 2013, approximately 38.2% of our fixed maturity portfolio was invested in state and local government obligations and approximately 89.8% of our fixed maturities were rated “investment grade” (credit rating of AAA to BBB-) by S&P.
Investment returns are an important part of our overall profitability. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and we cannot predict how or to what extent the value of any underlying collateral might be affected. During 2013, yields available on fixed income investments increased resulting in a decline in the fair value of holdings that were purchased at yields below the prevailing rates. Adverse fluctuations in the fixed income or equity markets could adversely impact our profitability, financial condition or cash flows.
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
In 2005, we filed a registration statement on Form S-8 under the Securities Act to register 1,338,800 common shares issued or reserved for issuance for awards granted under our Long Term Incentive Plan ("LTIP"). In 2013, we registered an additional 500,000 common shares issued or reserved for issuance for awards granted under our LTIP on registration statement Form S-8. Shares registered under the registration statement on Form S-8 also could be sold into the public markets, subject to applicable vesting provisions and any volume limitations and other restrictions applicable to our officers and Directors selling shares under Rule 144. The sale of the shares under these registration statements in the public market, or the possibility or perception that such sales could occur, could adversely affect prevailing market prices for our common shares.
If our claims payments and related expenses exceed our reserves, our financial condition and results of operations could be adversely affected.
Our success depends upon our ability to accurately assess and price the risks covered by the insurance policies that we write. We establish reserves to cover our estimated liability for the payment of all losses and LAE incurred with respect to premiums earned on the insurance policies that we write. Reserves do not represent an exact calculation of liability. Rather, reserves are estimates of our expectations regarding the ultimate cost of resolution and administration of claims under the insurance policies that we write. These estimates are based upon multiple factors including, but not limited to, actuarial and statistical projections, assessments of currently available data, historical claims information, as well as estimates and assumptions regarding future trends in claims severity and frequency, judicial theories of liability and other factors. We continually refine our reserve estimates in an ongoing process as experience develops and claims are reported and settled. Each year, our reserves are certified by an accredited actuary from Great American.
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
In order to reduce our underwriting risk, primarily for our excess coverage and catastrophic exposures, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 14.9% and 14.2%, respectively, of our gross premiums written for the years ended December 31, 2013 and 2012. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and may increase or decrease our participation in the risk retention based on availability and cost of reinsurance as well as our own appetite for retaining risk. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer must assume appropriate risk and have a reasonable possibility of experiencing a significant loss. Our reinsurance facilities are generally subject to ongoing review and most have annual renewal terms. We may be unable to maintain our current reinsurance facilities or obtain reinsurance facilities in adequate amounts and at competitive rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.
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
Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2013, we had a total of $106.0 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.
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
The effects of litigation on our business are uncertain.
The outcome of any litigation is inherently uncertain. We may become subject to material litigation in the future, or any litigation may damage our reputation, which could have a negative impact on our business.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has gathered information regarding the insurance industry and submitted a report to Congress in December 2013. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. It is too early to predict the extent to which the report's recommendations might result in changes to the current state-based system of insurance industry regulation or ultimately impact our operations.
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
The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In our specialty personal lines our primary competitors are Progressive Corporation and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, Zurich Insurance Company, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc. and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.
We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our ART component constituted approximately 51.7% of our gross premiums written for the year ended December 31, 2013 and 55.2% of our gross written premiums for the same period in 2012. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.
Changing climate conditions, including legal, regulatory and social responses thereto, may have a negative effect on our business.
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

ITEM 1B    Unresolved Staff Comments
None.

ITEM 2    Properties
We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 177,000 square feet of office space on 17.5 acres. We occupy approximately 149,000 square feet and lease the remainder to unaffiliated tenants.
We lease office space in Fenton, Missouri; Kapolei, Hawaii; and Mechanicsburg, Pennsylvania. The leases account for approximately 50,000 square feet of office space. These leases expire within fifty-five months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $88,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

	2013		2012
	High	Low	High	Low
First Quarter	$35.23	$28.80	$28.15	$21.86
Second Quarter	32.05	26.45	26.66	23.06
Third Quarter	36.36	24.99	27.63	23.15
Fourth Quarter	30.76	22.91	29.08	24.82
There were approximately 59 shareholders of record of our common shares with a closing market price of $30.30 at March 5, 2014.
Dividend Policy
The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.12 per share for 2014. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.11 and $0.10 per common share in 2013 and 2012, respectively, as well as a one-time special dividend of $2.00 per common share in the fourth quarter of 2012.
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

Performance Graph
The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CRSP”) Total Return Index for Nasdaq and the CRSP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 31, 2008 ($17.87) through December 31, 2013 ($23.00).

 Cumulative 5-Year Total Return as of December 31, 2013
(Assumes a $100 investment at the close of trading on December 31, 2008)

Company/Index	2008	2009	2010	2011	2012	2013
NATL Common Stock	$100	$96	$124	$145	$183	$149
Nasdaq Insurance Stocks	100	104	118	122	144	190
Nasdaq Index	100	144	170	171	202	282

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

	At and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Operating Data:
Gross premiums written(1)	$631,993	$573,470	$526,313	$438,630	$344,877
Net premiums written(2)	$537,604	$492,215	$442,200	$354,529	$275,046
Premiums earned	$525,710	$458,049	$429,946	$358,371	$279,079
Net investment income	33,377	34,927	30,554	23,298	19,324
Net realized gains on investments	6,536	6,219	4,477	4,324	2,561
Gain on bargain purchase	—	—	—	7,453	—
Other	3,303	3,278	3,541	3,680	3,488
Total revenues	568,926	502,473	468,518	397,126	304,452
Losses and loss adjustment expenses	429,556	341,008	308,357	256,408	169,755
Commissions and other underwriting expenses	92,193	89,917	87,860	67,716	57,612
Other operating and general expenses	19,722	19,151	17,432	17,197	13,076
Expense on amounts withheld(3)	5,057	3,953	3,910	3,450	3,535
Interest expense	706	615	298	294	717
Total expenses	547,234	454,644	417,857	345,065	244,695
Income before income taxes	21,692	47,829	50,661	52,061	59,757
Provision for income taxes	4,119	13,535	15,113	12,602	13,547
Net income	$17,573	$34,294	$35,548	$39,459	$46,210
Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	81.7%	74.4%	71.7%	71.5%	60.8%
Underwriting expense ratio(5)	20.7%	23.1%	23.7%	22.7%	24.1%
Combined ratio(6)	102.4%	97.5%	95.4%	94.2%	84.9%
Return on equity(7)	5.0%	9.8%	10.8%	13.7%	19.1%
Per Share Data:
Earnings per common share, basic	$0.89	$1.76	$1.84	$2.04	$2.39
Earnings per common share, assuming dilution	0.89	1.75	1.82	2.03	2.39
Book value per common share, basic (at year end)(8)	$17.92	$18.07	$17.99	$15.91	$13.98
Weighted average number of common shares outstanding, basic	19,645	19,446	19,371	19,343	19,301
Weighted average number of common shares outstanding, diluted	19,768	19,579	19,491	19,452	19,366
Common shares outstanding (at year end)	19,661	19,591	19,398	19,357	19,302
Cash dividends per common share	$0.44	$2.40	$0.36	$0.32	$0.28

	At December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and investments	$1,075,428	$1,054,792	$1,021,104	$965,204	$614,974
Reinsurance recoverables	169,210	174,345	199,081	208,590	149,949
Total assets	1,623,827	1,570,224	1,523,378	1,486,994	954,192
Unpaid losses and loss adjustment expenses	803,782	775,305	776,576	798,645	417,260
Long-term debt	12,000	12,000	22,000	20,000	15,000
Total shareholders’ equity	352,284	353,948	348,899	307,967	269,756

	At and for the Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Statutory Data(9):
Policyholder surplus(10)	$283,419	$269,696	$293,614	$273,647	$238,390
Combined ratio(11)	99.4%	92.6%	94.7%	93.9%	85.8%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

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

(8)
Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2013 and 2012 total unrestricted common shares were 19,661,000 and 19,591,000, respectively.

(9)
While financial data is reported in accordance with U.S. generally accepted accounting principles ("GAAP") for shareholder and other investment purposes, it is reported on a statutory basis for insurance regulatory purposes. Certain statutory expenses differ from amounts reported under GAAP. Specifically, under GAAP, premium taxes and other variable costs incurred in connection with writing new and renewal business are capitalized and amortized on a pro rata basis over the period in which the related premiums are earned. On a statutory basis, these items are expensed as incurred. In addition, certain other expenses, such as those related to the expensing or amortization of computer software, are accounted for differently for statutory purposes than the treatment accorded under GAAP.

(10)
The statutory policyholder surplus of National Interstate Insurance Company ("NIIC"), which includes the statutory policyholder surplus of its subsidiaries, Vanliner Insurance Company, National Interstate Insurance Company of Hawaii, Inc. and Triumphe Casualty Company.

(11)
Statutory combined ratio of NIIC represents the sum of the following ratios: (1) losses and LAE incurred as a percentage of net earned premium and (2) underwriting expenses incurred as a percentage of net written premiums.

ITEM 7    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our historical consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the related notes included in this Form 10-K.

Overview
We are a holding company with operations being conducted by our subsidiaries.
Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. We generate underwriting profits by providing what we view as specialty insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (51.7% of 2013 gross premiums written), property and casualty insurance for transportation companies (36.1%), specialty personal lines, primarily recreational vehicle (7.5%) and transportation and general commercial insurance in Hawaii and Alaska (3.2%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.
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

Industry and Trends
The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry’s pricing environment first began to stabilize in 2011 after several years of soft market conditions, with the industry generating a year-over-year increase in premiums written for the fourth consecutive year in 2013. The industry’s sustained improvement in premiums written was driven by both the exposure base’s recovery and the ongoing firming of rates. The industry reported year-to-date profitable underwriting results through September 30, 2013 primarily as a result of improved pricing conditions and reduced losses from catastrophes and non-catastrophic weather events (according to available industry data compiled by A.M. Best for the first nine-months of 2013). While rates have continued to firm, the portion of the P/C insurance industry in which we primarily operate continues to face several unfavorable trends in the coming year such as, but not limited to, continued competitive market conditions, uncertainty around prior-year reserve development and low, but improving, investment returns.
Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. Despite atypical underwriting results in 2013, we have exceeded our corporate underwriting profit objective of 96% or lower over the five-year period ending December 31, 2013, achieving an average GAAP combined ratio of 94.9%. We believe the following factors contribute to our performance, which is consistently above industry standards:

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

While interest rates remained low during 2013, like most of the P/C insurance industry, we recorded net realized gains from investments. We have historically maintained a high quality investment portfolio, focusing primarily on investment grade fixed income investments supplemented by dividend yielding equity securities. During 2013, under favorable market conditions, investment growth was concentrated in the purchases of dividend paying equity securities to partially offset the expected continuance of improving but still low investment yields.
As noted above, the P/C insurance industry saw reduced losses from catastrophes in 2013, as compared to 2012, which was impacted by Superstorm Sandy. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past results.
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
As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2013, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technology advances.
To succeed as a transportation and personal lines underwriter, we must understand and be able to quantify the different risk characteristics of the risks we consider quoting. Certain coverages are more stable and predictable than others and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal and legal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect our future profitability. We believe our product management organization provides the focus on a specific risk class needed to stay current with the trends affecting each specific class of business we write.
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the renewal rate. Insurance rates charged on renewing policies reflected mid to high single digit, and in several instances double digit, rate increases for the majority of our products in 2013 compared to 2012.
There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Historically, most of our group programs had common renewal dates in the first six months of the year, but with the growth from new ART programs in recent years, we are now experiencing renewal dates throughout the calendar year. The ART component of our business accounted for 51.7% of total gross premiums written during 2013 as compared to 55.2% in 2012.
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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income and mitigate underwriting losses. The goals of our investment policy are to protect capital, optimize investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2013, investment yields, amid favorable market conditions, operated in an improving but still low interest rate environment.

The increase in yields during the year contributed to an overall decrease in the unrealized gain position of our existing holdings. We recorded a $6.5 million pre-tax net realized gain on investments in 2013 as compared to $6.2 million recorded in 2012. Included in these pre-tax net realized gains are impairment charges of $0.2 million and $0.9 million, respectively.
Expenses
Losses and loss adjustment expenses (“LAE”) are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on management's best estimate of losses we expect to be reported on contracts written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and LAE between the beginning and the end of the period.
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

Results of Operations
Overview
Our net income, determined in accordance with U.S. generally accepted accounting principles ("GAAP"), includes items that may not be indicative of our ongoing operations. The following table identifies such items and reconciles net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Year Ended December 31,
	2013		2012		2011
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$13,325	$0.67	$30,252	$1.54	$32,638	$1.67
After-tax net realized gains from investments	4,248	0.22	4,042	0.21	2,910	0.15
Net income	$17,573	$0.89	$34,294	$1.75	$35,548	$1.82

Our net income for 2013 was $17.6 million ($0.89 per share diluted) compared to $34.3 million ($1.75 per share diluted) in 2012, driven by elevated claims results, as our loss and LAE ratio for the year ended December 31, 2013 increased 7.3 percentage points to 81.7% compared to 74.4% for the same period in 2012. The unfavorable claims results in 2013 were driven by a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Also contributing to the decline in net income was a decrease in our net investment income by $1.6 million, or 4.4%, to $33.4 million in 2013 compared to $34.9 million 2012. The decrease in investment income was primarily due to the continued relatively low yields available in the financial markets on fixed maturity investments.
Our net income from operations for 2013 was $13.3 million ($0.67 per share diluted) compared to $30.3 million ($1.54 per share diluted) in 2012. The primary drivers for this year-over-year decrease in net income from operations are the same as those discussed above for the change in net income for the respective periods.

We recorded after-tax net realized gains from investments of $4.2 million ($0.22 per share diluted) in 2013 compared to $4.0 million ($0.21 per share diluted) in 2012. Our after-tax net realized gains for the year ended December 31, 2013 were primarily generated by net gains from sales or redemptions of securities as well as gains generated from our equity partnership investments.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$326,305	51.7%	$316,114	55.2%	$285,352	54.2%
Transportation	228,139	36.1%	180,786	31.5%	162,870	30.9%
Specialty Personal Lines	47,715	7.5%	51,026	8.9%	53,729	10.2%
Hawaii and Alaska	20,096	3.2%	18,383	3.2%	18,137	3.5%
Other	9,738	1.5%	7,161	1.2%	6,225	1.2%
Gross premiums written	$631,993	100.0%	$573,470	100.0%	$526,313	100.0%
Gross premiums written includes both direct premium and assumed premium. During 2013, our gross premiums written increased $58.5 million, or 10.2%, compared to 2012, primarily attributable to growth experienced in our transportation component. Gross premiums written in our transportation component grew by $47.4 million, or 26.2%, driven by our trucking product extension introduced in 2012 and the waste operations product introduced in 2013 as well as growth within Vanliner’s traditional moving and storage products, which grew due to a combination of rate increases, growth in the exposure base among its existing customers and the addition of new customers. Gross premiums written in our ART component increased by $10.2 million, or 3.2%, primarily due to the addition of five new customers to our large account ART product, rate increases and growth in exposures on renewal business. Additionally, we continued to experience high levels of member retention in group ART programs renewing during the year. This growth was largely offset by non-renewing or "pricing away" several accounts within our large account ART product and ending the business relationships with agents within the program business portion of our ART component. These large account ART customers and the program business ART products comprised 9.3% of our gross premiums written in 2012. The decrease of $3.3 million, or 6.5%, in our specialty personal lines component is primarily related to the decline in our recreational vehicle product due to the continued trend toward recreational vehicle owners going directly to insurance companies for quotes versus using an agent. Also, during the third quarter of 2013, we made the decision to stop selling our commercial vehicle product, which operates as part of the specialty personal lines component, due to its unsatisfactory historical underwriting results. Commercial vehicle, which targets small commercial risks sold through specialty personal lines agents, accounted for 1.6% of our gross premiums written during the year. The Other component, which is comprised of assigned risk policies that we receive from involuntary state insurance plans typically based on written premiums over which we have no control, increased $2.6 million, or 36.0%, compared to 2012.
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
As part of our ART programs, we have analyzed, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the year ended December 31, 2013, we recorded assessment premium of $12.8 million, as compared to assessment premium of $3.0 million and a return of premium of $1.7 million for the years ended December 31, 2012 and 2011, respectively.

Premiums Earned
2013 compared to 2012.    The following table shows premiums earned for the years ended December 31, 2013 and 2012 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2013	2012	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$283,725	$241,315	$42,410	17.6%
Transportation	172,367	148,626	23,741	16.0%
Specialty Personal Lines	45,311	47,180	(1,869)	(4.0)%
Hawaii and Alaska	15,357	14,175	1,182	8.3%
Other	8,950	6,753	2,197	32.5%
Total premiums earned	$525,710	$458,049	$67,661	14.8%
Our premiums earned increased $67.7 million, or 14.8%, to $525.7 million during the year ended December 31, 2013 compared to $458.0 million for the year ended December 31, 2012. The increase is primarily attributable to our ART and transportation components, which grew $42.4 million, or 17.6%, and $23.7 million, or 16.0%, respectively, during 2013 compared to 2012. The ART growth in premiums earned is primarily attributable to new business written during the fourth quarter of 2012 and earned in 2013 and an increase in assessment premium as discussed above while the increase in the transportation component reflects growth in gross premiums written from new and existing programs experienced throughout 2012 and 2013.
2012 compared to 2011. The following table shows premiums earned for the years ended December 31, 2012 and 2011 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2012	2011	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$241,315	$204,559	$36,756	18.0%
Transportation	148,626	151,548	(2,922)	(1.9)%
Specialty Personal Lines	47,180	53,353	(6,173)	(11.6)%
Hawaii and Alaska	14,175	14,171	4	0.0%
Other	6,753	6,315	438	6.9%
Total premiums earned	$458,049	$429,946	$28,103	6.5%
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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forego volume as a result. After several years of modest single digit decreases in rate levels on our renewal business as a whole, beginning in 2011 prices began to stabilize. Since 2011 and continuing throughout 2013, we saw overall rate level increases on renewal business, with a number of our products experiencing single or double digit rate level increases.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Gross premiums written	$631,993	$573,470	$526,313
Ceded reinsurance	(94,389)	(81,255)	(84,113)
Net premiums written	537,604	492,215	442,200
Change in unearned premiums, net of ceded	(11,894)	(34,166)	(12,254)
Total premiums earned	$525,710	$458,049	$429,946
Combined Ratios:
Loss and LAE ratio(1)	81.7%	74.4%	71.7%
Underwriting expense ratio(2)	20.7%	23.1%	23.7%
Combined ratio	102.4%	97.5%	95.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2013 compared to 2012.    Losses and LAE increased $88.5 million, or 26.0%, in 2013 compared to 2012. Our consolidated loss and LAE ratio for the year ended December 31, 2013 increased 7.3 percentage points to 81.7% compared to 74.4% for the same period in 2012. This increase over the prior period is primarily attributable to a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Three claims which occurred during the 2013 second quarter, two in our traditional passenger transportation business and one in our moving and storage business, represent a part of the severe claim activity in accident year 2013, and were related to long-term insureds with historically favorable loss histories. For the year ended December 31, 2013 , we experienced unfavorable development from prior years’ loss reserves of $23.1 million, or 4.4 percentage points. The unfavorable development, which related to several accident years but was more prominent in accident years 2011 and 2010, was predominately in the commercial auto liability line of business with a portion related to business that is no longer in force. Unfavorable development is primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis. This compares to unfavorable development of $3.3 million, or 0.7 percentage points, for the prior period.

Included in the $23.1 million of unfavorable development is $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. The accident year 2011 reserve strengthening was predominately related to products now in runoff within the program business portion of our ART component, as well as our recently discontinued commercial vehicle product. We have experienced higher than initially anticipated frequency and severity levels in accident year 2011, and though in 2011 adjustments to our pricing and reserving practices were made and underwriting actions were implemented to stem such adverse results and improve the claim frequency; our severity experience has not improved as anticipated. We continue to pay close attention to the commercial auto liability line of business for all accident years and are taking necessary steps to restore underwriting results to their historical levels. Such steps include improved pricing on new business, adequate rate level increases on renewal business and non-renewing or "pricing away" unprofitable business. During 2013 we "priced away" or non-renewed over $65 million in unprofitable business.
The consolidated underwriting expense ratio for the year ended December 31, 2013 decreased 2.4 percentage points to 20.7% compared to 23.1% for the same period in 2012. The 2.4 percentage point decrease was primarily attributable to a lower cost structure in our mix of business written during 2013 as compared to 2012, decreased variable compensation expense as compared to prior year and leveraging our operating costs while increasing our premium base during 2013. Specifically, costs associated with our insurance operations, such as product management, underwriting, sales and marketing costs, have remained relatively flat during 2013 as compared to 2012.

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
Net Investment Income
2013 compared to 2012.    Net investment income decreased $1.6 million, or 4.4%, to $33.4 million in 2013 compared to 2012 as anticipated given the continued low yields available for fixed income investments. A rise in interest rates and increases in invested assets during the second half of 2013 helped mitigate the decrease.
2012 compared to 2011.    Net investment income increased $4.4 million, or 14.3%, to $34.9 million in 2012 compared to 2011. The increase in investment income is primarily due to a shift into higher yielding securities beginning in the second half of 2011. This shift was primarily concentrated in state and local government obligations and commercial mortgage-backed securities ("MBS") with a decreased focus on lower yielding U.S. government and government agency obligations.
Net Realized Gains on Investments
2013 compared to 2012.   In 2013, we had pre-tax net realized gains of $6.5 million compared to $6.2 million for 2012. The pre-tax net realized gains for the year ended December 31, 2013 were primarily generated from net realized gains from the sales or redemptions of securities of $5.2 million, as well as net gains associated with equity partnership investments of $1.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.2 million. The pre-tax net realized gains for the year ended December 31, 2012 were primarily generated from net realized gains from the sales or redemptions of securities of $6.6 million, as well as net gains associated with equity partnership investments of $0.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.9 million.
2012 compared to 2011.    In 2012, we had pre-tax net realized gains of $6.2 million compared to $4.5 million for 2011. The pre-tax net realized gains for the year ended December 31, 2012 were primarily generated from net realized gains from the sales or redemptions of securities of $6.6 million, as well as net gains associated with equity partnership investments of $0.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.9 million. The pre-tax net realized gains for the year ended December 31, 2011 were primarily generated from net realized gains from the sales or redemptions of securities of $7.4 million. Offsetting these gains were other-than-temporary impairment charges of $2.1 million, as well as net losses associated with equity partnership investments of $0.8 million.
Other Income
2013 compared to 2012.    For the year ended December 31, 2013, other income was flat compared to the same period in 2012, increasing $25 thousand, or 0.8%.
2012 compared to 2011.    Other income decreased $0.2 million, or 7.4%, to $3.3 million for 2012 compared to $3.5 million in 2011. This decrease is primarily attributable to lower policy-based fee income associated with our personal lines component which experienced a decline in gross premiums written in 2012 as compared to 2011.
Commissions and Other Underwriting Expenses
2013 compared to 2012.    Commissions and other underwriting expenses for the year ended December 31, 2013 increased $2.3 million, or 2.5%, to $92.2 million from $89.9 million in the comparable period in 2012, primarily due to the premium growth experienced in 2013. As a percentage of premiums earned, commissions and other underwriting expenses decreased to 17.5% for the year ended December 31, 2013 as compared to 19.6% for the same period in 2012. Such decrease is attributable to changes in our mix of business written, resulting in a lower overall expense structure, over an increase in earned premiums during 2013 and decreased variable compensation expenses as compared to the prior year.
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
Other Operating and General Expenses
2013 compared to 2012.    Other operating and general expenses increased $0.6 million, or 3.0%, to $19.7 million during the year ended December 31, 2013 compared to $19.2 million for the same period in 2012, primarily attributable to expenses necessary to support the current and planned growth in our business. Such increase was partially offset by a decrease in the our variable compensation expense as compared to the prior year. As a percentage of premiums earned, such expenses were 3.8% and 4.2%, respectively, for the years ended December 31, 2013 and 2012.
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
Expense on Amounts Withheld
2013 compared to 2012.     We invest funds in the participant loss layer for several of the ART programs. We receive investment income and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income that we remit back to ART participants. The related investment income is included in our “Net investment income” line on our Consolidated Statements of Income. For the year ended December 31, 2013, the expense on amounts withheld increased $1.1 million, or 27.9%, compared to the same period in 2012, primarily attributable to the growth experienced in our ART programs participant loss layer during the fourth quarter of 2012 and throughout 2013.
2012 compared to 2011.   For the year ended December 31, 2012, the expense on amounts withheld was relatively flat compared to the same period in 2011, increasing by $43 thousand, or 1.1%. While the ART component experienced growth during 2012, most of this growth occurred in the fourth quarter which resulted in the investment income earned on amounts owed to ART participants remaining relatively unchanged for the majority of the year.
Interest Expense
2013 compared to 2012.    For the year ended December 31, 2013, interest expense increased $0.1 million compared to the same period in 2012, primarily due to a $0.2 million increase in interest accrued related to contractual amounts payable to UniGroup, Vanliner's former owner, under the balance sheet guaranty. Partially offsetting such increase was a decrease of $0.1 million in interest expense on long-term debt. In December 2012, long-term debt was temporarily increased to help fund our one-time special $2.00 per share dividend which increased interest expense on long-term debt in 2012.

2012 compared to 2011.    For the year ended December 31, 2012, interest expense increased $0.3 million compared to the same period in 2011, primarily due to a $0.3 million increase in interest accrued related to contractual amounts payable to UniGroup under the balance sheet guaranty.
Income Taxes
2013 compared to 2012.    The 2013 effective tax rate was 19.0%, decreasing 9.3 percentage points from a rate of 28.3% in 2012. Such decrease is primarily attributable to decreased income before taxes over the prior year which resulted in a magnified impact of tax-exempt investment income.
2012 compared to 2011.    The 2012 effective tax rate was 28.3%, decreasing 1.5 percentage points from a rate of 29.8% in 2011, primarily attributable to an increase in tax-exempt investment income.

Financial Condition
Investments
At December 31, 2013, our investment portfolio contained $933.6 million in fixed maturity securities and $65.8 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $40.4 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At December 31, 2013, we had pretax net unrealized gains of $19.4 million on fixed maturities and $10.2 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
Fixed maturity investments are focused on securities with intermediate-term maturities. At December 31, 2013, the weighted average maturity of our fixed maturity investments was approximately 6.2 years. At December 31, 2013, 89.8% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at December 31, 2013 were $356.8 million of state and local government obligations (“muni bonds”), which represented approximately 38.2% of our fixed maturity portfolio, with approximately $289.7 million, or 81.2%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.6% of such securities were rated investment grade at December 31, 2013 and approximately 91.0% of our muni bonds are rated “A-” or better and the average credit quality is “AA-.” We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2013. Also included in the fixed maturities at December 31, 2013 were $202.2 million of residential MBS. We do not have a significant exposure to the subprime lending sector and 59.3% of our residential MBS are backed by U.S. government agencies.

Summary information for securities with unrealized gains or losses at December 31, 2013 is shown in the following table. Approximately $5.0 million of fixed maturities and $1.5 million of equity securities had no unrealized gains or losses at December 31, 2013.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$633,081	$295,473
Amortized cost of securities	604,825	304,299
Gross unrealized gain or (loss)	$28,256	$(8,826)
Fair value as a % of amortized cost	104.7%	97.1%
Number of security positions held	550	250
Number individually exceeding $50,000 gain or (loss)	180	66
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,282	$(285)
Foreign governments	24	—
State, municipalities and political subdivisions	8,155	(3,218)
Residential mortgage-backed securities	8,034	(3,185)
Commercial mortgage-backed securities	1,483	(23)
Other debt obligations	146	(478)
Financial institutions, insurance and real estate	2,371	(642)
Industrial and other	4,761	(995)
Percent rated investment grade(a)	88.9%	91.5%
Equity Securities:
Fair value of securities	$45,914	$18,356
Cost of securities	34,025	20,012
Gross unrealized gain or (loss)	$11,889	$(1,656)
Fair value as a % of cost	134.9%	91.7%
Number individually exceeding $50,000 gain or (loss)	60	15

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2013, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	4.1%	0.7%
After one year through five years	35.2%	9.0%
After five years through ten years	28.8%	41.0%
After ten years	7.1%	22.2%
	75.2%	72.9%
Mortgage-backed securities	24.8%	27.1%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2013
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (20 issues)	$33,091	$1,909	106.1%
More than one year (160 issues)	312,444	19,744	106.7%
Less than $50,000 (370 issues)	287,546	6,603	102.4%
	$633,081	$28,256
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (61 issues)	$101,136	$(5,263)	95.1%
More than one year (5 issues)	4,604	(825)	84.8%
Less than $50,000 (184 issues)	189,733	(2,738)	98.6%
	$295,473	$(8,826)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (46 issues)	$20,510	$5,620	137.7%
More than one year (14 issues)	13,754	5,234	161.4%
Less than $50,000 (38 issues)	11,650	1,035	109.8%
	$45,914	$11,889
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$14,183	$(1,547)	90.2%
More than one year (0 issues)	—	—	0.0%
Less than $50,000 (16 issues)	4,173	(109)	97.5%
	$18,356	$(1,656)
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

Net realized gains on securities sold, including net gains (losses) on other invested assets, and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized Gains on Sales	Net Gains (Losses) on Other Invested Assets	Charges for Impairment	Net Realized Gains on Investments
	(Dollars in thousands)
Year ended:
2013	$5,177	$1,514	$(155)	$6,536
2012	6,642	487	(910)	6,219
2011	7,304	(772)	(2,055)	4,477

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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our internal investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, our internal investment professionals, who report to the Chief Investment Officer, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If we believe that significant discrepancies exist, we will perform additional procedures, which may include specific inquiry of the pricing source, to resolve the discrepancies.
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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $82.4 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. We believe these estimates reflect fair value, but we are unable to verify inputs to the valuation methodology. We obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. Our internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.
Liquidity and Capital Resources
Capital Ratios.    The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2013 and 2012, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.
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

We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents decreased $6.3 million from $42.0 million at December 31, 2012, to $35.7 million at December 31, 2013. For 2013, 2012 and 2011, we generated consolidated cash flow from operations of $50.4 million, $71.7 million and $37.5 million, respectively. The decrease of $21.3 million in cash flow from operations in 2013 from 2012 is primarily attributable to the $17.3 million payment made in June 2013 associated with the settlement of the Vanliner balance sheet guaranty through December 31, 2012, whereas the payment in the prior year was $3.6 million. Cash flow from operations increased $34.2 million in 2012 from 2011 primarily attributable to a decrease in claim payments related to the runoff of the guaranteed Vanliner reserves and lower estimated federal income tax payments made during 2012 as compared to 2011. Estimated tax payments made during 2011 included $8.4 million associated with the Vanliner acquisition (included in the line item “(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable” on our Consolidated Statement of Cash Flows for the year ended December 31, 2011), which was offset by cash received of an equal amount (included in “Collection of amounts refundable on the purchase price of Vanliner” in the investing activities section of our Consolidated Statement of Cash Flows for the year ended December 31, 2011).
Net cash used in investing activities was $49.2 million for the year ended December 31, 2013, as compared to net cash provided by investing activities of $0.6 million and net cash used in investing activities of $36.2 million for the years ended December 31, 2012 and 2011, respectively. This $49.8 million increase in cash used by investing activities in 2013, as compared to 2012, was primarily driven by reinvesting funds in excess of cash requirements into fixed maturity and dividend yielding equity securities throughout 2013, whereas in 2012 investment securities that were sold or matured were used to fund the one-time special $2.00 per share dividend, which is reflected in our 2012 financing activities. Contributing to the $49.8 million increase in cash used in investing activities was a $25.5 million increase in the purchase of equity securities. The increase in the purchases of equity securities during 2013 was primarily attributable to reinvesting the proceeds from matured and redeemed fixed maturity securities into dividend yielding common and preferred stocks. Sales of fixed maturity securities and equity securities decreased $21.7 million and $9.8 million, respectively, compared to 2012 primarily as a result of increased sales activity in 2012 to help fund the December 2012 special dividend. Proceeds from maturities and redemptions of fixed maturities increased $19.3 million in 2013 compared to 2012 primarily due to an increase in scheduled maturities. Also, partially offsetting the change in cash used in investing activities was a $6.2 million decrease in the purchases of other investments, which are comprised of limited partnership investments. The $36.8 million increase in cash provided by investing activities in 2012, as compared to 2011, was primarily driven by funding our one-time special $2.00 per share dividend payment in December 2012, as we generated cash for the dividend from matured or sold investments versus reinvesting the cash in other investment securities. Among the significant changes in net cash provided by investing activities in 2012 compared to 2011 were decreases in purchases of fixed maturity investments and equity securities of $200.1 million and $16.6 million, respectively, partially offset by a $113.5 million decrease in the proceeds from maturities and redemptions of fixed maturity investments and a $66.7 million decrease in the proceeds from sales of fixed maturities. In addition to providing liquidity to fund our one-time special dividend, the decreases in investment activity in 2012 were due to a large number of securities obtained as part of the Vanliner acquisition maturing and being subsequently reinvested in 2011. The net purchases of fixed maturities during the year ended December 31, 2012 were primarily concentrated in state and local government obligations and commercial MBS, while the net sales of equity securities during the period were primarily concentrated in exchange traded funds and common stocks.
Net cash used in financing activities was $7.5 million, $54.0 million and $4.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011. The $46.5 million decrease in net cash used in financing activities in 2013, as compared to 2012, was primarily due to our one-time special $2.00 per share dividend payment in December 2012 totaling $39.3 million and a $12.0 million reduction in net borrowings, whereas there was no such activity in 2013. The $49.3 million increase in net cash used in financing activities in 2012, as compared to 2011, was primarily due to our 2012 special dividend payment and reduction in net borrowing as previously stated.
Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.
On November 19, 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at December 31, 2013, we would pay interest at the LIBOR rate plus 0.875%. At December 31, 2013, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the three-month LIBOR (0.238% at December 31, 2013) plus 87.5 basis points, with interest payments due quarterly.

The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2013, we were in compliance with all covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we find it necessary to borrow additional funds under our Credit Agreement in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our long-term operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.
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
Contractual Obligations.    The following table summarizes our long-term contractual obligations as of December 31, 2013:

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Gross unpaid losses and LAE(a)	$803,782	$292,004	$310,524	$112,290	$88,964
Limited partnership commitments (b)	14,521	—	1,675	12,846	—
Contingent consideration payable to Unigroup on purchase price of Vanliner	8,789	8,789	—	—	—
Long-term debt obligations	12,000	—	—	12,000	—
Operating lease obligations	2,908	999	1,620	289	—
Additional future consideration payable to UniGroup	620	523	97	—	—
Total	$842,620	$302,315	$313,916	$137,425	$88,964

(a)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

(b)
Limited partnership agreements have expiration dates between three and five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates. The commitment amounts are presented using the expiration dates of the agreements.

Critical Accounting Policies

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of loss and LAE reserves and the determination of “other-than-temporary” impairment on investments are two areas where by the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. We discuss these two policies below. Our other significant accounting policies are described in Note 2 to our consolidated financial statements - “Significant Accounting Policies.”
Loss and Loss Adjustment Expenses Reserves

     Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2013 and 2012, we had $803.8 million and $775.3 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.

    For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. During the second quarter of 2013 as part of our normal analysis of claim frequency and severity development trends relative to our historical loss experience, management noticed an increase in claims severity experience and requested the actuaries from Great American to accelerate the timing of their review of reserves utilizing current period data. Prior to this, management would utilize a review of the prior quarter results performed by the Great American actuaries. In addition, on an annual basis, actuaries from Great American review the recorded reserves for National Interstate Insurance Company ("NIIC"), Vanliner Insurance Company ("VIC"), National Interstate Insurance Company of Hawaii, Inc. ("NIIC-HI") and Triumphe Casualty Company ("TCC") utilizing current period data and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2013 and 2012 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

    The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

•	the Case Incurred Development Method;

•	the Paid Development Method;

•	the Bornhuetter-Ferguson Method; and

•	the Projected Claim Count times Projected Claim Severity Methods.

    The period of time from the occurrence of a loss through the settlement of the liability is referred to as the “tail.” Generally, the same actuarial methods are considered for both short-tail and long-tail lines of business because most of them work properly for both. The methods are designed to incorporate the effects of the differing length of time to settle particular claims. For short-tail lines, more weight tends to be given to the Case Incurred and Paid Development methods, although the various methods tend to produce similar results. For long-tail lines, more judgment is involved and more weight may be given to the Bornhuetter-Ferguson method. Liability claims for long-tail lines are more susceptible to litigation and can be significantly affected by changing contract interpretation and the legal environment. Therefore, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.
Supplementary statistical information is also reviewed by the actuaries to determine which methods are most appropriate and whether adjustments are needed to particular methods. This information includes:

•	open and closed claim counts;

•	average case reserves and average incurred on open claims;

•	closure rates and statistics related to closed and open claim percentages;

•	average closed claim severity;

•	ultimate claim severity;

•	reported loss ratios;

•	projected ultimate loss ratios; and

•	loss payment patterns.

    Claims that management views as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported (“IBNR”) reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. We monitor IBNR reserves monthly with financial management and quarterly with actuaries from Great American. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

    When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2013, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

    The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2013, we experienced unfavorable development of $23.1 million (3.6% of total net reserves) from claims incurred prior to 2013. In 2012, we experienced unfavorable development of $3.3 million (0.5% of total net reserves) from claims incurred prior to 2012. In 2011, we experienced favorable development of $2.7 million (0.5% of total net reserves) from claims incurred prior to 2011. We did not significantly change our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from this past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

     The following table shows the breakdown of our gross loss reserves between case reserves (estimated amounts required to settle claims that have already been reported), IBNR reserves (estimated amounts that will be needed to settle claims that have already occurred but have not yet been reported to us, as well as reserves for possible development on known claims) and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) by our statutory lines of business:

	At December 31, 2013
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)
Commercial auto liability	$187,641	$206,378	$68,784	$462,803
Workers’ compensation	88,182	139,145	34,193	261,520
General liability	19,259	17,732	6,686	43,677
Auto physical damage	10,736	6,014	2,457	19,207
Inland marine	852	6,198	510	7,560
Private passenger	1,989	2,622	1,046	5,657
Commercial multiple peril	535	901	231	1,667
Other lines	15	1,470	206	1,691
	$309,209	$380,460	$114,113	$803,782

    Following is a discussion of certain critical variables affecting the estimation of loss reserves of the more significant lines of business. Many other variables may also impact ultimate claim costs.

    An important assumption underlying reserve estimates is that the cost trends implicitly built into development patterns will continue into the future. However, future results could vary due to an unexpected change in underlying cost trends. This unexpected change could arise from a variety of sources including a general increase in economic inflation, inflation from social programs, new medical technologies or other factors such as those listed below in connection with our largest lines of business. It is not possible to isolate and measure the potential impact of just one of these variables, and future cost trends could be partially impacted by several such variables. However, it is reasonable to address the sensitivity of the reserves to a potential impact from changes in these variables by measuring the effect of a possible overall 1% change in future cost trends that may be caused by one or more variables. Utilizing the effect of a 1% change in overall cost trends enables changes greater than 1% to be estimated by extrapolation.

    The estimated cumulative unfavorable impact that this 1% change would have on net income is shown below:

Line of Business	Cumulative Impact
Commercial Auto Liability	$6.4 million
Workers’ Compensation	$4.9 million

    The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2013, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be a decrease of $0.6 million.

5-yr. Average Development (*)	Net Reserves December 31, 2013	Effect on Net Earnings
0.1%	$647.3 million	$(0.6) million

(*)	Net of tax effect.

    The following discussion describes key assumptions and important variables that affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 90.1% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made any changes in key assumptions used in calculating current year reserves based on historical loss development patterns.

    Within each line, Great American actuaries review the results of individual tests, supplementary statistical information and input from management to select their point estimate of the ultimate liability. This estimate may be one test, a weighted average of several tests or a judgmental selection as the actuaries determine is appropriate. The actuarial review is performed each quarter as a test of the reasonableness of management’s point estimate and to provide management with an actuarial estimate to consider in setting reserve assumptions. The Great American actuaries do not develop ranges of losses.

    The level of detail at which data is analyzed varies among the different lines of business. Generally data is analyzed by major product or coverage, using countrywide data. The appropriate segmentation of the data is determined based on data volume, data credibility, mix of business and other actuarial considerations. Point estimates are selected by the actuaries based on test indications and judgment.

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

Some of the important variables affecting our estimation of loss reserves for commercial auto liability include:

•	litigious climate and trends;

•	unpredictability of judicial decisions regarding coverage issues;

•	magnitude of jury awards;

•	outside counsel costs; and

•	change in frequency of severe accidents.

    We recorded unfavorable development of $32.5 million, $3.6 million and $0.8 million in 2013, 2012 and 2011, respectively, for this line of business. We have experienced significantly higher than expected claim severity and case development from accident years 2010, 2011 and 2012 that was unprecedented. We are paying particular attention to the commercial auto liability line of business and are taking the necessary steps to restore our historically profitable underwriting results, including responding with rate increases, non-renewals or other corrective actions, as necessary. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities.

    Workers’ Compensation. In this long-tail line of business, we provide coverage for employees who may be injured in the course of employment. Some of the important variables affecting our estimation of loss reserves for workers’ compensation include:

•	legislative actions and regulatory and legal interpretations;

•	future medical cost inflation;

•	economic conditions; and

•	timing of claims reporting.

    We recorded unfavorable prior year loss development of $1.2 million, $4.3 million, and $1.5 million in 2013, 2012 and 2011, respectively. Economic conditions over the last couple years have led to longer duration of claims resulting in higher claim severity. Due to the long-tail nature of this business it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision. Management continues to review the frequency, severity, and loss and LAE ratios implied by the indications from the standard tests while considering the uncertainties of future costs in determining the appropriate reserve level.

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

Other-Than-Temporary Impairment

Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations we use in the impairment evaluation process include, but are not limited to:

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the year ended December 31, 2013, we recorded other-than-temporary impairment charges of $0.2 million in earnings on several common stock securities. During the year ended December 31, 2012, we recorded other-than-temporary impairment charges of $0.9 million in earnings due to $0.5 million in charges on several common stock securities and a $0.4 million charge on two nonredeemable preferred stocks due to the uncertainty and timing of repayment. During both the years ended December 31, 2013 and 2012, the impairment charges on common stock securities were due to uncertainty surrounding the timing of recovery as well as the length of time and the extent to which the securities had been in an unrealized loss position. During the year ended December 31, 2011, we recorded other-than-temporary impairment charges of $2.1 million in earnings primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and amount of time the security had been in an unrealized loss position. The remaining other-than-temporary impairments were due to a $0.2 million charge on common stock securities that were likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million charge in earnings on one MBS for which full principal repayment was no longer expected. The charge on the MBS consisted of both a credit and a non-credit other-than-temporary impairment. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments.”

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
The fair value of our fixed maturities portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturities portfolio is comprised of primarily investment grade fixed rate investments with primarily intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in a diverse allocation of fixed income securities to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.
During 2013, interest rates increased, thereby decreasing the fair value of many of our fixed maturity investments. As a result of these effects, we had a pre-tax unrealized gain of $19.4 million in our fixed maturities portfolio at December 31, 2013 compared with a pre-tax unrealized gain of $44.7 million at December 31, 2012. Our equity securities had a pre-tax unrealized gain of $10.2 million at December 31, 2013 compared to a pre-tax unrealized gain of $4.0 million at December 31, 2012 due to the strong performance of the U.S. equity markets.
The following table demonstrates the sensitivity of the fair value of our fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on our fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have based on the duration of the portfolio. Increases or decreases from the 100 basis points illustrated would be approximately proportional.

	At December 31,
	2013	2012
	(Dollars in thousands)
Fair value of fixed maturity portfolio	$933,579	$944,752
Pretax impact on fair value of 100bps increase in interest rates	(42,011)	(35,901)
Pretax impact as % of total fixed maturity portfolio	(4.5)%	(3.8)%

The following table provides information about our "available for sale" fixed maturity investments that are sensitive to interest rate risk. The table shows expected principal cash flows and related weighted average interest rates by expected maturity date for each of the five subsequent years and collectively for all years thereafter. We include callable bonds and notes based on call date or maturity date depending upon which date produces the most conservative yield. MBS are included based on maturity year adjusted for expected payment patterns. Actual cash flows may differ from those expected.

	December 31, 2013		December 31, 2012
	Principal Cash Flows	Rate	Principal Cash Flows	Rate
	(Dollars in thousands)
Subsequent calendar year	$121,169	4.0%	$129,874	4.1%
2nd Subsequent calendar year	105,041	4.1%	109,909	4.2%
3rd Subsequent calendar year	94,593	4.1%	101,720	4.1%
4th Subsequent calendar year	138,678	4.1%	101,590	4.1%
5th Subsequent calendar year	78,888	3.9%	139,854	4.0%
Thereafter	363,054	5.0%	300,253	5.0%
Total	$901,423	4.4%	$883,200	4.4%
Fair Value	$933,579		$944,752
Equity Risk.    Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2013, approximately 6.3% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8     Financial Statements and Supplementary Data

Page
Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	50
Reports of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets:	53
December 31, 2013 and 2012
Consolidated Statements of Income:	54
Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income:	55
Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders’ Equity:	56
Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows:	57
Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements	58
Selected “Quarterly Operating Results” have been included in Note 17 to the consolidated financial statements.

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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the control criteria established in a report entitled Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2013.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 of National Interstate Corporation and subsidiaries and our report dated March 7, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 7, 2014 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 7, 2014

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $914,149 and $900,052, respectively)	$933,579	$944,752
Equity securities available-for-sale, at fair value (amortized cost - $55,537 and $27,210, respectively)	65,770	31,177
Other invested assets	40,395	36,882
Total investments	1,039,744	1,012,811
Cash and cash equivalents	35,684	41,981
Accrued investment income	8,644	8,937
Premiums receivable, net of allowance for doubtful accounts of $3,225 and $2,809, respectively	244,934	215,690
Reinsurance recoverable on paid and unpaid losses	169,210	174,345
Prepaid reinsurance premiums	37,867	32,570
Deferred policy acquisition costs	23,025	25,246
Deferred federal income taxes	25,826	19,883
Property and equipment, net	24,753	24,539
Funds held by reinsurer	3,780	3,710
Intangible assets, net	8,073	8,355
Prepaid expenses and other assets	2,287	2,157
Total assets	$1,623,827	$1,570,224
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$803,782	$775,305
Unearned premiums and service fees	283,582	266,126
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	80,999	67,002
Reinsurance balances payable	26,317	19,473
Accounts payable and other liabilities	44,516	59,055
Commissions payable	13,934	11,838
Assessments and fees payable	6,413	5,477
Total liabilities	1,271,543	1,216,276
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,689 and 3,759 shares, respectively, in treasury	234	234
Additional paid-in capital	56,481	54,788
Retained earnings	281,518	272,618
Accumulated other comprehensive income	19,281	31,634
Treasury shares	(5,230)	(5,326)
Total shareholders’ equity	352,284	353,948
Total liabilities and shareholders’ equity	$1,623,827	$1,570,224

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Premiums earned	$525,710	$458,049	$429,946
Net investment income	33,377	34,927	30,554
Net realized gains on investments (*)	6,536	6,219	4,477
Other	3,303	3,278	3,541
Total revenues	568,926	502,473	468,518
Expenses:
Losses and loss adjustment expenses	429,556	341,008	308,357
Commissions and other underwriting expenses	92,193	89,917	87,860
Other operating and general expenses	19,722	19,151	17,432
Expense on amounts withheld	5,057	3,953	3,910
Interest expense	706	615	298
Total expenses	547,234	454,644	417,857
Income before income taxes	21,692	47,829	50,661
Provision for income taxes	4,119	13,535	15,113
Net income	$17,573	$34,294	$35,548
Net income per share – basic	$0.89	$1.76	$1.84
Net income per share – diluted	$0.89	$1.75	$1.82
Weighted average of common shares outstanding - basic	19,645	19,446	19,371
Weighted average of common shares outstanding - diluted	19,768	19,579	19,491
Cash dividends per common share	$0.44	$2.40	$0.36

(*) Consists of the following:
Net realized gains before impairment losses	$6,691	$7,129	$6,532
Total losses on securities with impairment charges	(155)	(886)	(2,811)
Non-credit portion recognized in other comprehensive income	—	(24)	756
Net impairment charges recognized in earnings	(155)	(910)	(2,055)
Net realized gains on investments	$6,536	$6,219	$4,477
See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$17,573	$34,294	$35,548
Other comprehensive (loss) income, before tax:
Net unrealized (loss) gains on available-for-sale securities:
Net unrealized holding (loss) gains on securities arising during the period	(14,745)	22,851	19,837
Reclassification adjustment for net realized gains included in net income	(4,260)	(1,202)	(2,436)
Total other comprehensive (loss) income, before tax	(19,005)	21,649	17,401
Deferred income taxes on other comprehensive (loss) income	(6,652)	7,576	6,091
Other comprehensive (loss) income, net of tax	(12,353)	14,073	11,310
Total comprehensive income	$5,220	$48,367	$46,858

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands)
Balance at January 1, 2011	$234	$50,273	$256,862	$6,251	$(5,653)	$307,967
Net income			35,548			35,548
Other comprehensive income, net of tax				11,310		11,310
Dividends on common stock			(7,007)			(7,007)
Issuance of 41,817 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		155			59	214
Net tax effect from exercise/vesting of stock-based compensation		154				154
Stock compensation expense		713				713
Balance at December 31, 2011	234	51,295	285,403	17,561	(5,594)	348,899
Net income			34,294			34,294
Other comprehensive income, net of tax				14,073		14,073
Dividends on common stock			(47,079)			(47,079)
Issuance of 192,691 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		2,759			268	3,027
Net tax effect from exercise/vesting of stock-based compensation		67				67
Stock compensation expense		667				667
Balance at December 31, 2012	234	54,788	272,618	31,634	(5,326)	353,948
Net income			17,573			17,573
Other comprehensive loss, net of tax				(12,353)		(12,353)
Dividends on common stock			(8,673)			(8,673)
Issuance of 69,662 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,031			96	1,127
Net tax effect from exercise/ vesting of stock-based compensation		25				25
Stock compensation expense		637				637
Balance at December 31, 2013	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating activities
Net income	$17,573	$34,294	$35,548
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	6,084	7,308	9,540
Provision for depreciation and amortization	3,878	4,813	3,971
Net realized gains on investment securities	(6,536)	(6,219)	(4,477)
Deferred federal income taxes	708	(1,219)	(4,129)
Stock compensation expense	637	667	713
Decrease (increase) in deferred policy acquisition costs, net	2,221	(643)	(3,595)
Increase (decrease) in reserves for losses and loss adjustment expenses	28,477	(1,271)	(22,069)
Increase in premiums receivable	(29,244)	(44,172)	(8,612)
Increase in unearned premiums and service fees	17,456	33,578	10,645
Decrease (increase) in interest receivable and other assets	93	(277)	3,795
(Increase) decrease in prepaid reinsurance premiums	(5,297)	655	1,840
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(11,507)	19,139	(6,377)
Increase in amounts withheld or retained for accounts of others	13,997	4,471	3,840
Decrease in reinsurance recoverable	5,135	24,736	9,509
Increase (decrease) in reinsurance balances payable	6,844	(4,120)	7,413
Other	(116)	(41)	(66)
Net cash provided by operating activities	50,403	71,699	37,489
Investing activities
Purchases of fixed maturities	(245,969)	(226,744)	(426,856)
Purchases of equity securities	(35,986)	(10,514)	(27,141)
Proceeds from sale of fixed maturities	55,538	77,266	143,944
Proceeds from sale of equity securities	8,748	18,527	9,595
Proceeds from maturities and redemptions of investments	174,304	155,005	268,516
Change in other investments, net	(2,120)	(8,359)	(15,000)
Collection of amounts refundable on purchase of price of Vanliner	—	—	14,256
Capital expenditures	(3,694)	(4,588)	(3,544)
Net cash (used in) provided by investing activities	(49,179)	593	(36,230)
Financing activities
Additional long-term debt borrowings	—	28,500	2,000
Reduction of long-term debt	—	(38,500)	—
Net tax effect from exercise/vesting of stock-based compensation	25	67	154
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,127	3,027	214
Cash dividends paid on common shares	(8,673)	(47,079)	(7,007)
Net cash used in financing activities	(7,521)	(53,985)	(4,639)
Net (decrease) increase in cash and cash equivalents	(6,297)	18,307	(3,380)
Cash and cash equivalents at beginning of year	41,981	23,674	27,054
Cash and cash equivalents at end of year	$35,684	$41,981	$23,674

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  Background, Basis of Presentation and Principles of Consolidation
National Interstate Corporation (the “Company”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative risk transfer property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles throughout the United States.
The Company is a 51.7% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”).
The Company has five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 33 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the Company’s alternative risk transfer (“ART”) component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its six active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 15.3% of the Company’s premiums are written in the state of California, and an additional 38.3%, collectively, in the states of Texas, New York, Florida, North Carolina, New Jersey, Ohio, Missouri and Illinois.
A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.
Basis of Presentation
The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which differ in some respects from statutory accounting principles (“SAP”) permitted by state regulatory agencies (see Note 14- "Statutory Accounting Principles").
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries (NIIC, VIC, NIIC-HI, HIL, TCC, Hudson Management Group, Ltd., Vanliner Reinsurance Limited, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC) since their formation or acquisition. Significant intercompany transactions have been eliminated.
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

Contingent Consideration
The Company accounts for the contingent consideration associated with the contractual obligations of the acquisition of Vanliner in accordance with ASC 805, Business Combinations. As part of the Purchase Agreement (the “Agreement”), UniGroup, Inc. (“UniGroup”) agreed to provide NIIC with comprehensive financial guarantees, including a four and a half year balance sheet guarantee whereby both favorable and unfavorable developments related to specified line items on the closing balance sheet, as defined in sections 2.06 and 2.07 of the Agreement, inure to UniGroup. The Company determines the fair value of the contingent consideration on a quarterly basis based on the present value of expected cash flows associated with the balance sheet line items contractually guaranteed by UniGroup.
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
The total sum of the difference between acquired amounts and actual or expected settlement amounts for all balance sheet line items which were contractually guaranteed by UniGroup is the calculated contingent consideration. This amount is discounted based upon the appropriate treasury yield curve rate to obtain the discounted fair value at each reporting date. At December 31, 2013 and 2012, the Company had a short-term payable for contingent consideration of $8.8 million and $12.7 million, respectively, which are recorded at fair value. As the Agreement required UniGroup to escrow funds for the future settlement of the balance sheet guaranty, the Company believes any contingent consideration would be fully collectible should the balance become a receivable from UniGroup.
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
Investments
The Company classifies its fixed maturity and equity securities as available for sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as a separate component of shareholders’ equity as accumulated other comprehensive income (loss). The Company accounts for its other invested assets, which are limited partnership investments, under the equity method with changes in value reported as a component of net realized gains or losses on investments. These limited partnerships are generally reported on a one-month lag and are invested in debt and equity securities that are listed and traded on exchanges as well as private equity investments.
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
In accordance with accounting guidance for other-than-temporary impairments, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairment into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge recorded in earnings is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 – “Investments.”
Deferred Policy Acquisition Costs (“DPAC”)
Policy acquisition costs, principally commissions, premium taxes and assessments, directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2013, 2012 and 2011 were $82.2 million, $79.4 million and $78.7 million, respectively. There were no premium deficiencies for the years ended December 31, 2013, 2012 or 2011.
Property and Equipment
Property and equipment are reported at cost less accumulated depreciation and amortization. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment, 20 to 40 years for buildings and improvements and five to seven years for all other property and equipment. Property and equipment include capitalized software developed or acquired for internal use. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $5.1 million, $4.8 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Intangible Assets
The Company recognized certain intangible assets as part of the Vanliner acquisition in 2010 based on their fair value as required by ASC 805. These intangible assets consist of acquired insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset and amortization expense relating to this intangible asset was $0.3 million for the years ended December 31, 2013, 2012 and 2011. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite-lived intangible assets are subject to annual impairment testing, which was performed during the fourth quarter of 2013. Based upon this review, no impairment losses were recognized in 2013.
Unpaid Losses and Loss Adjustment Expenses (“LAE”)
The liabilities for unpaid losses and LAE represent management's best estimate and are determined on the basis of estimates of policy claims reported and estimates of unreported claims based on historical and industry data. The estimates of policy claim amounts are continuously reviewed and any resulting adjustments are reflected in our results of operations currently. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate. These liabilities are reported net of amounts recoverable from salvage and subrogation.
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
Federal Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance quarterly. The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Deferred tax liabilities approximating $2.7 million related to accumulated earnings of the Company's foreign subsidiary have not been recognized because management intends to permanently reinvest such amounts.
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
Stock-Based Compensation
The Company grants stock options to officers under its Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 7 – “Shareholders’ Equity and Stock-Based Compensation.” The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized for future vesting of these awards.
Recent Accounting Pronouncements
Effective January 1, 2013, the Company adopted Accounting Standards Update No. 2012-2, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-2”). ASU 2012-2 provides additional guidance in performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment. The update allows an entity to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The adoption did not have a material impact on the Company's results of operations or financial position.
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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by the Company’s internal and affiliated investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, the Company’s internal investment professionals, who report to the Chief Investment Officer, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If the Company believes that significant discrepancies exist, the Company will perform additional procedures, which may include specific inquiry of the pricing source, to resolve the discrepancies.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $82.4 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,486	$92,871	$—	$94,357
Foreign government obligations	—	3,553	—	3,553
State and local government obligations	—	355,944	859	356,803
Residential mortgage-backed securities	—	202,225	—	202,225
Commercial mortgage-backed securities	—	34,963	—	34,963
Corporate obligations	—	187,481	4,969	192,450
Other debt obligations	—	41,805	3,311	45,116
Redeemable preferred stocks	3,625	—	487	4,112
Total fixed maturities	5,111	918,842	9,626	933,579
Equity securities:
Common stocks	48,145	—	1,500	49,645
Nonredeemable preferred stocks	11,972	3,570	583	16,125
Total equity securities	60,117	3,570	2,083	65,770
Total fixed maturities and equity securities	65,228	922,412	11,709	999,349
Cash and cash equivalents	35,684	—	—	35,684
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$100,912	$922,412	$11,709	$1,035,033

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,056	$110,041	$—	$112,097
Foreign government obligations	—	5,660	—	5,660
State and local government obligations	—	360,989	837	361,826
Residential mortgage-backed securities	—	194,695	—	194,695
Commercial mortgage-backed securities	—	47,604	—	47,604
Corporate obligations	—	199,553	7,658	207,211
Other debt obligations	—	11,428	—	11,428
Redeemable preferred stocks	3,748	—	483	4,231
Total fixed maturities	5,804	929,970	8,978	944,752
Equity securities:
Common stocks	24,219	755	—	24,974
Nonredeemable preferred stocks	2,936	3,267	—	6,203
Total equity securities	27,155	4,022	—	31,177
Total fixed maturities and equity securities	32,959	933,992	8,978	975,929
Cash and cash equivalents	41,981	—	—	41,981
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$74,940	$933,992	$8,978	$1,017,910
The tables above exclude investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $40.4 million and $36.9 million at December 31, 2013 and 2012, respectively. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the year ended December 31, 2013 there were eight nonredeemable preferred stocks totaling $3.8 million, two common stocks totaling $1.7 million, and one redeemable preferred stock totaling $1.0 million that transferred from Level 2 to Level 1 due to changes in trading activity. During the year ended December 31, 2012 there were four nonredeemable preferred stocks totaling $0.1 million that transferred from Level 1 to Level 2, one nonredeemable preferred stock totaling $11 thousand that transferred from Level 2 to Level 1, and one $0.2 million redeemable preferred stock that transferred from Level 2 to Level 1 due to changes in trading activity. During the year ended December 31, 2011 there were no significant transfers between Level 1 and Level 2. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2013. The transfers into Level 3 during the year ended December 31, 2013 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at their fair value as of the end of the reporting period.

	Year Ended December 31, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$—	$483	$—	$—
Total gains or (losses):
Included in earnings	—	248	—	—	—	13
Included in other comprehensive income	22	(137)	—	4	—	18
Purchases and issuances	—	1,000	—	—	1,500	969
Sales, settlements and redemptions	—	(3,800)	—	—	—	(417)
Transfers in and/or (out) of Level 3	—	—	3,311	—	—	—
Ending balance at December 31, 2013	$859	$4,969	$3,311	$487	$1,500	$583
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2012:

	Year Ended December 31, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stocks	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	—	—	—	(396)
Included in other comprehensive income	265	621	11	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(1,000)	(219)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at December 31, 2012	$837	$7,658	$483	$—
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the year ended December 31, 2011:

	Year Ended December 31, 2011
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stocks	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2011	$3,992	$2,290	$2,429	$396
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	430	(108)	43	—
Purchases and issuances	—	5,350	—	—
Sales, settlements and redemptions	(2,850)	(276)	(2,000)	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at December 31, 2011	$1,572	$7,256	$472	$396
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

At December 31, 2013 the Company had twelve securities with a fair value of $11.7 million that are included in Level 3, which represented 1.2% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 3.3% of the Company’s shareholders’ equity at December 31, 2013, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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

The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2013:
Fixed Maturities:
U.S. Government and government agency obligations	$91,360	$3,282	$(285)	$94,357
Foreign government obligations	3,529	24	—	3,553
State and local government obligations	351,866	8,155	(3,218)	356,803
Residential mortgage-backed securities	197,376	8,034	(3,185)	202,225
Commercial mortgage-backed securities	33,503	1,483	(23)	34,963
Corporate obligations	186,899	7,060	(1,509)	192,450
Other debt obligations	45,448	146	(478)	45,116
Redeemable preferred stocks	4,168	72	(128)	4,112
Total fixed maturities	914,149	28,256	(8,826)	933,579
Equity securities:
Common stocks	39,755	10,842	(952)	49,645
Nonredeemable preferred stocks	15,782	1,047	(704)	16,125
Total equity securities	55,537	11,889	(1,656)	65,770
Total fixed maturities and equity securities	$969,686	$40,145	$(10,482)	$999,349
December 31, 2012:
Fixed Maturities:
U.S. Government and government agency obligations	$104,958	$7,141	$(2)	$112,097
Foreign government obligations	5,587	73	—	5,660
State and local government obligations	344,660	17,339	(173)	361,826
Residential mortgage-backed securities	188,498	7,835	(1,638)	194,695
Commercial mortgage-backed securities	45,632	1,974	(2)	47,604
Corporate obligations	195,261	12,134	(184)	207,211
Other debt obligations	11,321	107	—	11,428
Redeemable preferred stocks	4,135	113	(17)	4,231
Total fixed maturities	900,052	46,716	(2,016)	944,752
Equity securities:
Common stocks	21,376	3,669	(71)	24,974
Nonredeemable preferred stocks	5,834	369	—	6,203
Total equity securities	27,210	4,038	(71)	31,177
Total fixed maturities and equity securities	$927,262	$50,754	$(2,087)	$975,929

The table above excludes investments in limited partnerships, which are reported as other invested assets and accounted for under the equity method, of $40.4 million and $36.9 million at December 31, 2013 and December 31, 2012, respectively. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 38.2% of the Company’s fixed maturity portfolio at December 31, 2013, with approximately $289.7 million, or 81.2%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.6% of such securities were rated investment grade (as determined by nationally recognized agencies) at December 31, 2013. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2013.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at both December 31, 2013 and December 31, 2012 were $3.5 million.

The amortized cost and fair value of fixed maturities at December 31, 2013, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities are categorized based on their average maturity.
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.9 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,521	$28,912
Due after one year through five years	239,995	250,568
Due after five years through ten years	304,034	306,273
Due after ten years	110,720	110,638
	683,270	696,391
Mortgage-backed securities	230,879	237,188
Total	$914,149	$933,579
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Fixed maturity gains	$3,495	$5,086	$5,475
Fixed maturity losses	(602)	(538)	(244)
Equity security gains	2,375	2,646	1,994
Equity security losses	(246)	(1,462)	(1,976)
Other investments, net gains (losses)	1,514	487	(772)
Net realized gains on investments	$6,536	$6,219	$4,477
Pre-tax net realized gains on investments of $6.5 million during 2013 were primarily generated from net realized gains associated with the sales or redemptions of securities of $5.2 million and net gains associated with equity partnership investments of $1.5 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were other-than-temporary impairment charges of $0.2 million on several equity securities due to uncertainty surrounding the timing and extent of recovery.

Pre-tax net realized gains of $6.2 million during 2012 were primarily generated from net realized gains associated with the sales or redemptions of securities of $6.6 million and net gains associated with an equity partnership investment of $0.5 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were other-than-temporary impairment charges of $0.9 million on several equity securities due to uncertainty surrounding the timing and extent of recovery.
Pre-tax net realized gains of $4.5 million during 2011 were primarily generated from net realized gains associated with the sales or redemptions of securities of $7.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. Offsetting these gains were net losses associated with equity partnership investments of $0.8 million and other-than-temporary impairment charges of $2.1 million. The other-than-temporary impairment charges of $2.1 million are primarily due to a $1.6 million charge on one common stock security due to uncertainty surrounding the timing of recovery as well as the length and extent to which the security had been in an unrealized loss position. The remaining other-than-temporary impairment is due to $0.2 million charges on common stock securities that are likely to be sold in the near future and had unrealized losses prior to the write-down and a $0.3 million credit impairment charge on one mortgage-backed security for which full principal payment is no longer expected.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
December 31, 2013:
Fixed maturities:
U.S. Government and government agency obligations	$19,307	$(285)	98.5%	19	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	110,694	(3,077)	97.3%	81	859	(141)	85.9%	1
Residential mortgage-backed securities	64,858	(2,286)	96.6%	55	12,445	(899)	93.3%	9
Commercial mortgage-backed securities	2,773	(23)	99.2%	2	—	—	0.0%	—
Corporate obligations	47,884	(1,455)	97.1%	45	3,098	(54)	98.3%	2
Other debt obligations	29,823	(478)	98.4%	30	—	—	0.0%	—
Redeemable preferred stocks	3,245	(115)	96.6%	5	487	(13)	97.4%	1
Total fixed maturities	278,584	(7,719)	97.3%	237	16,889	(1,107)	93.8%	13
Equity securities:
Common stocks	9,431	(952)	90.8%	16	—	—	0.0%	—
Nonredeemable preferred stocks	8,925	(704)	92.7%	15	—	—	0.0%	—
Total equity securities	18,356	(1,656)	91.7%	31	—	—	0.0%	—
Total fixed maturities and equity securities	$296,940	$(9,375)	96.9%	268	$16,889	$(1,107)	93.8%	13
December 31, 2012:
Fixed maturities:
U.S. Government and government agency obligations	$6,195	$(2)	100.0%	3	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	1,048	(10)	99.1%	1	837	(163)	83.7%	1
Residential mortgage-backed securities	19,541	(135)	99.3%	9	12,194	(1,503)	89.0%	7
Commercial mortgage-backed securities	2,000	(2)	99.9%	1	—	—	0.0%	—
Corporate obligations	12,001	(184)	98.5%	19	—	—	0.0%	—
Other debt obligations	—	—	0.0%	—	—	—	0.0%	—
Redeemable preferred stocks	—	—	0.0%	—	483	(17)	96.6%	1
Total fixed maturities	40,785	(333)	99.2%	33	13,514	(1,683)	88.9%	9
Equity securities:
Common stocks	1,110	(71)	94.0%	9	—	—	0.0%	—
Nonredeemable preferred stocks	—	—	0.0%	—	—	—	0.0%	—
Total equity securities	1,110	(71)	94.0%	9	—	—	0.0%	—
Total fixed maturities and equity securities	$41,895	$(404)	99.0%	42	$13,514	$(1,683)	88.9%	9

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $2.1 million at December 31, 2012 to $10.5 million at December 31, 2013. The increase in gross unrealized losses was driven primarily by an increase in market yields resulting from rising interest rates. The $10.5 million in gross unrealized losses at December 31, 2013 was primarily on fixed maturity holdings in state and local government obligations, residential mortgage-backed securities and corporate obligations. The gross unrealized losses on equity securities were $1.7 million and have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 91.5% of all fixed maturity securities with unrealized losses.

At December 31, 2013, gross unrealized losses on residential mortgage-backed securities were $3.2 million and represented 36.1% of the total gross unrealized losses on fixed maturities. There were 55 securities with gross unrealized losses of $2.3 million that were in an unrealized loss position for less than 12 months and nine securities with gross unrealized losses of $0.9 million that were in an unrealized loss position for 12 months or more. Four of the securities in an unrealized loss position for 12 months or more previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $0.7 million at December 31, 2013. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At December 31, 2013, the state and local government obligations, with gross unrealized losses of $3.2 million, had 81 securities that were in an unrealized loss position of $3.1 million for less than 12 months and one security with a gross unrealized loss of $0.1 million for more than 12 months. All of these state and local government obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $1.5 million primarily consisted of 45 securities that were in an unrealized loss position of $1.5 million for less than 12 months. Investment grade securities represented 78.2% of all corporate obligations with unrealized losses.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the fourth quarter of 2013 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Beginning balance at January 1	$2,282	$2,258	$2,017
Additional credit impairments on:
Previously impaired securities	—	24	—
Securities without prior impairments	—	—	241
Reductions - disposals	(99)	—	—
Ending balance at December 31	$2,183	$2,282	$2,258

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Investment income:
Fixed maturities	$32,753	$35,305	$30,446
Equity securities	2,003	805	694
Short-term investments and cash equivalents	5	10	6
Total investment income	34,761	36,120	31,146
Investment expense	(1,384)	(1,193)	(592)
Net investment income	$33,377	$34,927	$30,554
At December 31, 2013 and 2012, the carrying value of all deposits with state insurance departments was $94.9 million and $88.5 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

5.  Long-term Debt
Long-term debt outstanding was $12.0 million at December 31, 2013 and December 31, 2012.
On November 19, 2012, the Company replaced its $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.750% to 1.000% based on the Company’s A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.5% in excess of the federal funds effective rate, or (c) 1.0% in excess of the one-month LIBOR rate. Based on the Company’s A.M. Best insurance group rating of “A” at December 31, 2013, the Company would pay interest at the LIBOR rate plus 0.875%. At December 31, 2013, the interest rate on this debt is equal to the three-month LIBOR (0.238% at December 31, 2013) plus 87.5 basis points, with interest payments due quarterly. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.075% to 0.125%, or 0.100% at December 31, 2013.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict the Company’s ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2013, the Company was in compliance with all covenants.
Interest paid on long-term debt during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.5 million and $0.2 million, respectively.

6.  Income Taxes
Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current federal income tax provision	$3,350	$14,477	$16,907
Current state income tax provision	232	84	550
Deferred federal income tax expense (benefit)	537	(1,026)	(2,344)
	$4,119	$13,535	$15,113

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Federal income tax expense at statutory rate	$7,592	$16,740	$17,731
Effect of:
Tax-exempt investment income	(3,829)	(3,737)	(3,076)
Other items, net	356	532	458
	$4,119	$13,535	$15,113

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$17,151	$16,341
Unpaid losses and loss adjustment expenses	20,073	19,630
Assessments and fees payable	2,029	1,801
Realized losses on investments, primarily impairments	4,061	5,376
Accrued compensation	2,130	3,216
Limited partnership investments	490	827
Other, net	1,921	2,406
	47,855	49,597
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,059)	(8,836)
Unrealized gains on investments	(10,382)	(17,034)
Intangible assets	(2,826)	(2,924)
Other, net	(762)	(920)
Total deferred tax liabilities	(22,029)	(29,714)
Net deferred income tax assets	$25,826	$19,883

Federal income taxes paid, net of refunds, for 2013, 2012 and 2011 were $16.2 million, $15.1 million and $28.6 million, respectively. At December 31, 2013 and 2012, income taxes payable were $1.1 million and $6.9 million, respectively.
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
The Company had no liability recorded for unrecognized tax benefits at December 31, 2013 and 2012. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2010.

7. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2013, there were options for 418,550 shares outstanding and 997,134 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
The Company recognized stock-based compensation expense, inclusive of options forfeited during the years, of $0.6 million for the year ended December 31, 2013 and $0.7 million for both the years ended December 31, 2012 and 2011. The 2013 expense includes $0.4 million for restricted stock awards while both the 2012 and 2011 expense included $0.3 million for restricted stock awards. Related income tax benefits were approximately $0.2 million for the year ended December 31, 2013 and $0.1 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.
A summary of the activity in the LTIP is as follows:

	Year Ended December 31, 2013
	Total Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value	Weighted Average Remaining Contractual Term
Options outstanding, beginning of year	519,638	$21.51	$6.88
Forfeited	(40,000)	22.57	6.25
Exercised	(61,088)	20.31	7.92
Granted	—	—	—
Options outstanding, end of year	418,550	$21.59	$6.79	5.2 years
Options exercisable, end of year	270,550	$20.22	$7.08	3.4 years

	Year Ended December 31, 2013
	Total Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested share, beginning of year	60,000	$32.11
Granted	12,534	32.33
Vested	(12,000)	32.11
Forfeited	—	—
Nonvested share, end of year	60,534	$32.16
The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified method of calculating expected term for all grants made in 2012 and 2011. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

	Year Ended December 31,
	2013(1)	2012	2011
Risk-free interest rate	—	1.3%	1.9%
Expected option life	0.0 years	6.5 years	6.5 years
Expected stock price volatility	—	32.5%	32.9%
Dividend yield	—	1.6%	1.7%
Weighted average fair value of options granted during year	$—	$7.35	$6.40

(1) No options were granted in 2013.

At December 31, 2013, 2012 and 2011 the aggregate intrinsic value of options outstanding were $0.6 million, $3.8 million and $3.1 million, respectively. The aggregate intrinsic value of all options that were exercisable at December 31, 2013, 2012 and 2011 was $1.0 million, $2.8 million and $2.7 million, respectively. The intrinsic value of options exercised was $0.6 million, $1.7 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012, and 2011 was $0.4 million, $0.2 million and $0.8 million, respectively.
The following table sets forth the remaining compensation cost yet to be recognized for unvested stock-option awards and nonvested shares of common stock awards that have been awarded as of December 31, 2013:

	Stock Option Awards	Nonvested Shares
	(Dollars in thousands)
2014	$197	$416
2015	185	416
2016	163	323
2017	45	—
2018 and thereafter	—	—
Total remaining compensation expense	$590	$1,155

8.  Employee Benefit Plan
Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions made prior to December 31, 2006 vest after five years of service and contributions made subsequent to December 31, 2006 vest after three years of service. Profit sharing expense was $1.0 million, $0.9 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

9.   Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income	$17,573	$34,294	$35,548
Weighted average shares outstanding during period	19,645	19,446	19,371
Additional shares issuable under employee common stock option plans using treasury stock method	123	133	120
Weighted average shares outstanding assuming exercise of stock options	19,768	19,579	19,491
Net income per share:
Basic	$0.89	$1.76	$1.84
Diluted	$0.89	$1.75	$1.82

For the year ended December 31, 2013, 2012 and 2011, there were 100,000, 214,468 and 247,152, respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

10.   Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2013, Great American owned 51.7% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The tables below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Assumed premiums written	$1,725	$2,390	$3,716
Assumed premiums earned	2,134	2,815	4,013
Assumed losses and loss adjustment expense incurred	2,426	1,952	4,398
Ceded premiums written	51	69	440
Ceded premiums earned	54	127	1,168
Ceded losses and loss adjustment expense recoveries	1,959	1,108	2,150

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Payable to Great American as of year end	$103	$41	$10

During the second quarter of 2011, Florida recreational vehicle risks previously written through Great American were transitioned to TCC, thus accounting for the decline in assumed premiums written and earned from Great American. The decline in risks ceded in 2012 compared to 2011 to Great American is representative of the fact that Great American currently only participates as a reinsurer on one of NIIC’s reinsurance treaties as compared to three treaties in 2011.
Effective October 1, 2012, the Company entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc., whereby AMMC manages a portion of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio’s fair value. AMMC’s management of this portion of the Company’s portfolio commenced during the fourth quarter of 2012. Fees for such services were approximately $0.9 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.
Great American or its parent, AFG, perform, and have for many years performed, certain services for the Company without charge including, without limitation, actuarial services and on a consultative basis, as needed, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to the Company. This could impact the Company’s personnel resources, require the Company to hire additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties. During the year ended December 31, 2013, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.7 million and $0.2 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process. The Company's Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus.
The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.

11. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Direct premiums written	$621,532	$564,601	$516,918
Reinsurance assumed	10,461	8,869	9,395
Reinsurance ceded	(94,389)	(81,255)	(84,113)
Net premiums written	$537,604	$492,215	$442,200
Direct premiums earned	$604,673	$531,133	$505,989
Reinsurance assumed	10,129	8,825	9,668
Reinsurance ceded	(89,092)	(81,909)	(85,711)
Total premiums earned	$525,710	$458,049	$429,946

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Reinsurance recoverable	$169,210	$174,345	$199,081

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2013, 2012 and 2011 were $66.6 million, $58.0 million and $57.4 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

12.  Unpaid Losses and LAE
The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$607,604	$594,448	$596,136
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	406,483	337,751	311,030
Prior years	23,073	3,257	(2,673)
	429,556	341,008	308,357
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	128,052	107,135	117,593
Prior years	240,981	201,717	182,652
	369,033	308,852	300,245
Effect on loss and LAE expenses relating to the reduction in guaranteed reserves	(20,788)	(19,000)	(9,800)
Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	647,339	607,604	594,448
Reinsurance recoverable on unpaid losses and LAE, at end of year	156,443	167,701	182,128
Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$803,782	$775,305	$776,576

The foregoing reconciliation shows unfavorable prior year development of $23.1 million and $3.3 million in the years ended December 31, 2013 and 2012, respectively, compared to favorable prior year reserve development of $2.7 million in the year ended December 31, 2011. The unfavorable development in 2013, which related to several accident years but was more prominent in accident years 2011 and 2010, was predominately in the commercial auto liability line of business with a portion related to business that is no longer in force. Included in the $23.1 million of unfavorable development is $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. The unfavorable development in 2012 was concentrated in the commercial auto liability and workers' compensation lines of business, partially offset by favorable development in our remaining lines of business. The favorable development in 2011 resulted from the combination of settling cases and adjusting current estimates of case and IBNR losses for amounts less than the reserves carried at the end of the prior year for most of the Company’s lines of business. In 2013, 2012 and 2011, the Company also recorded favorable reserve development on the Vanliner reserves acquired in 2010. This favorable development is subject to a contractual balance sheet guaranty. Accordingly, offsetting charges to loss and LAE expense were recorded in the Consolidated Statements of Income to record the $20.8 million, $19.0 million and $9.8 million relating to the development in 2013, 2012 and 2011, respectively, as a payable to the guarantor. In 2011, the $9.8 million reduction in reserves, as well as the associated payable to the guarantor, was partially offset by approximately $6.0 million of additional unpaid losses and LAE expenses which are included in “Provision for unpaid losses and LAE for claims net of reinsurance” in the table above. The reserves related to such loss and LAE expenses are also contractually guaranteed. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

13. Expense on Amounts Withheld
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
For the years ended December 31, 2013, 2012 and 2011 activity and balances related to ART programs were as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Investment income on amounts withheld related to alternative risk transfer programs	$5,057	$3,953	$3,910
Investment expense on amounts withheld related to alternative risk transfer programs	5,057	3,953	3,910

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Investment balance related to alternative risk transfer programs	$196,821	$177,956	$155,801

14.  Statutory Accounting Principles ("SAP")
The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, NIIC-HI and TCC were as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
NIIC statutory capital and surplus	$283,419	$269,696	$293,614
VIC statutory capital and surplus	121,918	110,854	115,935
NIIC-HI statutory capital and surplus	11,292	10,925	11,458
TCC statutory capital and surplus	17,633	16,462	16,604

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
NIIC statutory net income	$21,925	$52,880	$30,969
VIC statutory net income	9,466	13,199	22,527
NIIC-HI statutory net income	673	1,061	655
TCC statutory net income	1,170	1,491	1,047
The statutory capital and surplus of VIC, NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.
NIIC, VIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid in 2014 by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $28.3 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains is $12.2 million. NIIC-HI’s and TCC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.1 million and $1.8 million, respectively.
NIIC paid dividends of $10.0 million, $60.0 million and 10.0 million to the Company in 2013, 2012 and 2011, respectively. Of the $60.0 million dividend paid in 2012, $39.0 million was in the form of an extraordinary dividend for which NIIC was required to receive regulatory approval by the State of Ohio. Also, in accordance with statutory restrictions each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2013 NIIC, VIC, NIIC-HI and TCC exceeded the minimum RBC levels and are well in excess of minimum capital requirements set forth by the companies’ respective states of domicile.

15.  Commitments and Contingencies
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2013 and 2012, the liability for such assessments was $6.4 million and $5.5 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the “Other invested assets” line on the Consolidated Balance Sheets.  Relative to such limited partnerships the Company has contractual agreements to invest up to an additional $14.5 million.  These limited partnership contractual agreements have expiration dates between three and five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

16.  Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$283,725	$241,315	$204,559
Transportation	172,367	148,626	151,548
Specialty Personal Lines	45,311	47,180	53,353
Hawaii and Alaska	15,357	14,175	14,171
Other	8,950	6,753	6,315
Total premiums earned	525,710	458,049	429,946
Net investment income	33,377	34,927	30,554
Net realized gains on investments	6,536	6,219	4,477
Other	3,303	3,278	3,541
Total revenues	$568,926	$502,473	$468,518

17.  Quarterly Operating Results (Unaudited)
The following are quarterly results of operations for the years ended December 31, 2013 and 2012:

	1st Quarter	2nd Quarter (b)	3rd Quarter	4th Quarter	Year Ended
	(Dollars in thousands)
2013
Revenues	$137,249	$140,174	$143,280	$148,223	$568,926
Net income (loss)	8,017	(6,280)	7,278	8,558	17,573
Net income (loss) per share – basic (a)	0.41	(0.32)	0.37	0.44	0.89
Net income (loss) per share – diluted (a)	0.41	(0.32)	0.37	0.43	0.89
2012
Revenues	$121,879	$121,054	$125,506	$134,034	$502,473
Net income	9,746	7,265	9,019	8,264	34,294
Net income per share – basic (a)	0.50	0.37	0.46	0.42	1.76
Net income per share – diluted (a)	0.50	0.37	0.46	0.42	1.75

(a)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(b)	During the second quarter, the Company experienced uncharacteristically high claims severity as well as unfavorable development from prior years.

18. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following table presents the changes in the Company's AOCI (in thousands):

Accumulated Other Comprehensive Income (Loss)
Year ended December 31, 2011
Balance at January 1, 2011	$6,251
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	12,893
Reclassification adjustment for net realized gains included in net income, net of tax	(1,583)
Other comprehensive income, net of tax	11,310
Balance at December 31, 2011	$17,561

Year ended December 31, 2012
Balance at January 1, 2012	$17,561
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	14,854
Reclassification adjustment for net realized gains included in net income, net of tax	(781)
Other comprehensive income, net of tax	14,073
Balance at December 31, 2012	$31,634

Year ended December 31, 2013
Balance at January 1, 2013	$31,634
Net unrealized losses and gains on available-for-sale securities:
Net unrealized holding losses on securities arising during the period, net of tax	(9,584)
Reclassification adjustment for net realized gains included in net income, net of tax	(2,769)
Other comprehensive loss, net of tax	(12,353)
Balance at December 31, 2013	$19,281
The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the years ended December 31, 2013, 2012, and 2011 categorized by the respective affected line items in the Consolidated Statement of Income:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Increase to net realized gains on investments	$4,260	$1,202	$2,436
Increase to income before income taxes	4,260	1,202	2,436
Increase to provision for income taxes	1,491	421	853
Increase to net income	$2,769	$781	$1,583

19.  Subsequent Event

On February 5, 2014, Great American, which is a wholly-owned subsidiary of AFG, commenced an unsolicited tender offer for all outstanding shares of Common Stock of the Company (“Common Stock”) not already owned by Great American.  As of February 5, 2014, Great American beneficially owned 10,200,000, or approximately 51.7%, of the outstanding shares of Common Stock.  Great American is offering to purchase all outstanding shares of Common Stock that Great American does not already own for $30.00 per share (which has been increased from an initial offer price of $28.00 per share), net to the seller in cash, without interest, subject to applicable withholding taxes.  Additional information about the tender offer is available in Great American’s and the Company’s SEC filings, including the Company’s Schedule 14D-9 filed on February 19, 2014, as amended on March 3, 2014.  The offer is subject to certain conditions set forth in Great American’s tender offer documents.  Great American has stated that if it purchases shares of Common Stock in the tender offer such that it will own at least 90% of the issued and outstanding Common Stock, Great American or an affiliate of Great American, intends to merge with the Company (the “merger”).  As a result of the merger, each then issued and outstanding share of Common Stock (other than Common Stock held by Great American and held by shareholders who validly perfect their dissenters’ rights under the Ohio Revised Code) would be cancelled and converted into and represent the right to receive $30.00 per share.

ITEM 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A    Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting or in other factors that have occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
In the ordinary course of business, the Company routinely enhances its information systems by either upgrading systems or implementing new systems such as the new investment accounting software system implemented in the fourth quarter of 2012. Additionally, our management may from time to time enter into agreements to have various services provided by external parties, such as the investment management agreement entered into in the fourth quarter of 2012 by the Company and American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc., whereby AMMC now manages a portion of the Company’s investment portfolio. Investment transactions executed by AMMC on behalf of management are done so in accordance with the Company’s formal investment policy. There has been no change in our business processes and procedures during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 50 and 51, respectively, are incorporated herein by reference.

ITEM 9B    Other Information
None.

PART III
The information required by the following Items, except as to the information provided below under Item 10 and Item 12, will be included in our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

ITEM 10    Directors, Executive Officers and Corporate Governance
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

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 1 Election of Class II Directors,” “Management,” and “Corporate Governance, Committee Descriptions and Reports” and “Nominations and Shareholder Proposals” in our Proxy Statement.

ITEM 11    Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance, Committee Descriptions and Reports” and “2013 Director Compensation” in our Proxy Statement.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.
Equity Compensation Plan Information
The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2013) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Equity Compensation Plans	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Approved by shareholders	418,550	$21.59	997,134
Not approved by shareholders	none	N/A	none

ITEM 13    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information set forth under the captions “Certain Relationships and Related Transactions,” “Matters to be Considered – Proposal No. 1 Election of Class II Directors” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

ITEM 14    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 2 Ratification of Our Independent Registered Public Accounting Firm” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

PART IV

ITEM 15    Exhibits and Financial Statement Schedules

(A)	The following documents are filed as part of this report:

1.	The Financial Statements as included in Part II, Item 8.

2.	The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

Schedule	Description	Page/Filing Basis
Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	85
Schedule III	Supplementary Insurance Information	88
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	89
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

3.	The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended through March 1, 2013*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Fifth Third Bank and U.S. Bank National Association, dated as of November 19, 2012	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
10.14	Investment Management Agreement effective October 1, 2012 between American Money Management Corporation, National Interstate Insurance Company, National Interstate Insurance Company of Hawaii, Inc., Vanliner Insurance Company and Triumphe Casualty Company	(13)
10.15	Form of Award Agreement for Restricted Shares and Performance Shares*	(14)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Four “Investments.”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Eleven “Reinsurance.”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Unpaid Losses and LAE” and in Schedule III “Supplementary Insurance Information.”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008.

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007.

(7)	This exhibit is incorporated by reference to our Form 8-K filed November 20, 2012.

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007.

(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009.

(10)	This exhibit is incorporated by reference to our Form 8-K filed May 8, 2013.

(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.

(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011.

(13)	This exhibit is incorporated by reference to our Form 10-K filed March 8, 2013.

(14)	This exhibit is incorporated by reference to our Form 8-K filed February 25, 2013.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Investment in subsidiaries	$337,009	$340,887
Investments:
Fixed maturities available-for-sale, at fair value (cost of $5,005 and $1,000, respectively)	4,863	837
Equity securities available-for-sale, at fair value (cost of $21 and $21, respectively)	257	62
Total investments	5,120	899
Receivable from subsidiary	8,516	8,285
Cash and cash equivalents	10,027	13,878
Property and equipment, net	3,167	3,419
Other assets	1,828	2,766
Total assets	$365,667	$370,134
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt	$12,000	$12,000
Other liabilities	1,383	4,186
Total liabilities	13,383	16,186
Shareholders’ equity:
Preferred shares – no par value Authorized – 10,000 shares Issued – 0 shares	—	—
Common shares - $0.01 par value Authorized – 50,000 shares Issued – 23,350 shares, including 3,689 and 3,759 shares, respectively, in treasury	234	234
Additional paid-in capital	56,481	54,788
Retained earnings	281,518	272,618
Accumulated other comprehensive income	19,281	31,634
Treasury shares	(5,230)	(5,326)
Total shareholders’ equity	352,284	353,948
Total liabilities and shareholders’ equity	$365,667	$370,134

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Fees from subsidiaries	$20,919	$21,817	$20,000
Net investment income	24	7	3
Total revenues	20,943	21,824	20,003
Expenses:
General and administrative expenses	22,311	23,007	21,248
Interest expense	195	279	225
Total expenses	22,506	23,286	21,473
Loss before income taxes and equity in undistributed income of subsidiaries	(1,563)	(1,462)	(1,470)
Income tax benefit	(547)	(512)	(515)
Loss before equity in undistributed income of subsidiaries	(1,016)	(950)	(955)
Equity in undistributed income of subsidiaries, net of tax	18,589	35,244	36,503
Net income	$17,573	$34,294	$35,548

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income	$17,573	$34,294	$35,548
Adjustments to reconcile net income to net cash used in operating activities	(18,607)	(36,277)	(33,898)
Net cash (used in) provided by operating activities	(1,034)	(1,983)	1,650
Investing activities
Distributions from subsidiaries	10,000	60,000	15,000
Purchases of investments	(10,767)	—	(4,218)
Proceeds from sale or maturities of investments	6,750	—	4,565
Purchase of property and equipment	(1,279)	(1,400)	(1,136)
Net cash provided by investing activities	4,704	58,600	14,211
Financing activities
Additional long-term debt borrowings	—	28,500	2,000
Reductions of long-term debt	—	(38,500)	—
Net tax effect from exercise/vesting of stock-based compensation	25	67	154
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,127	3,027	214
Cash dividends paid on common shares	(8,673)	(47,079)	(7,007)
Net cash used in financing activities	(7,521)	(53,985)	(4,639)
Net (decrease) increase in cash and cash equivalents	(3,851)	2,632	11,222
Cash and cash equivalents at beginning of year	13,878	11,246	24
Cash and cash equivalents at end of year	$10,027	$13,878	$11,246

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

 SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and LAE	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(In thousands)
Year ended December 31, 2013	$23,025	$803,782	$283,582	$525,710	$33,377	$429,556	$82,240	$9,953	$537,604
Year ended December 31, 2012	25,246	775,305	266,126	458,049	34,927	341,008	79,351	10,566	492,215
Year ended December 31, 2011	24,603	776,576	232,548	429,946	30,554	308,357	78,677	9,183	442,200

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged/(Credited) to Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2013
Premiums in course of collection	$2,809	$443	$—	$27	$3,225
Year ended December 31, 2012
Premiums in course of collection	2,662	275	—	128	2,809
Year ended December 31, 2011
Premiums in course of collection	1,915	1,042	—	295	2,662

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	President and Chief Executive Officer
Signed: March 7, 2014
Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ DAVID W. MICHELSON	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2014
David W. Michelson

/s/ JULIE A. MCGRAW	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
Julie A. McGraw

/s/ JOSEPH E. (JEFF) CONSOLINO*	Chairman of the Board	March 7, 2014
Joseph E. Consolino

/s/ GARY J. GRUBER*	Director	March 7, 2014
Gary J. Gruber

/s/ KEITH A. JENSEN*	Director	March 7, 2014
Keith A. Jensen

/s/ DONALD D. LARSON*	Director	March 7, 2014
Donald D. Larson

/s/ VITO PERAINO*	Director	March 7, 2014
Vito Peraino

/s/ JOEL SCHIAVONE*	Director	March 7, 2014
Joel Schiavone

/s/ DONALD W. SCHWEGMAN*	Director	March 7, 2014
Donald W. Schwegman

/s/ ALAN R. SPACHMAN*	Director	March 7, 2014
Alan R. Spachman

/s/ MICHAEL A. SPACHMAN*	Director	March 7, 2014
Michael A. Spachman

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact