Form 10-K/A
period 2013-12-31
National Interstate CORP
filed 2014-04-30
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K/A
(Amendment No. 1)
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
As of April 29, 2014 there were 19,821,200 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.

Documents Incorporated by Reference:
None

2

National Interstate Corporation

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K of National Interstate Corporation (“Company”, “we”, “us”, and “our”) for the year ended December 31, 2013 that was originally filed with the Securities and Exchange Commission (“SEC”) on March 7, 2014. Such Amendment is being filed solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K.

This information was previously omitted from our Form 10-K in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because our definitive proxy statement containing this information will not be filed before that date. As such, this Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of our 2013 Form 10-K as well as the Form 10-K cover page (solely to update the number of shares of our common stock outstanding to April 29, 2014 and to remove the statement that information is being incorporated by reference from our definitive proxy statement).

In addition, in accordance with the rules and regulations promulgated by the SEC, Item 15 of Part IV has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002. These updated certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

Except as described above, this Amendment does not modify or update disclosures in, or exhibits to, our 2013 Form 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of our 2013 Form 10-K. This Amendment should be read in conjunction with our 2013 Form 10-K and the Company’s other filings with the SEC.

PART III

ITEM 10    Directors, Executive Officers and Corporate Governance

Listed below are our Executive Management and Board of Directors as of April 30, 2014. Alan R. Spachman is the father of Michael A. Spachman. Except for the foregoing, there are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director or Executive Officer Since
David W. Michelson (1)	56	Director, President and Chief Executive Officer	1992
Julie A. McGraw	50	Vice President, Chief Financial Officer and Treasurer	2006
Anthony J. Mercurio	41	Executive Vice President and Chief Operating Officer	2013
Terry E. Phillips	64	Senior Vice President	1999
Arthur J. Gonzales	54	Vice President, General Counsel and Secretary	2009
Gary N. Monda	57	Vice President and Chief Investment Officer	1999
Joseph E. (Jeff) Consolino (3)	47	Chairman of the Board	2006
Gary J. Gruber (8)	58	Director	1991
Keith A. Jensen (3)(5)	63	Director	2000
Donald D. Larson (4)(5)(7)	62	Director	1991
Vito C. Peraino (3)(4)	57	Director	2010
Joel Schiavone (2)(3)(4)(5)	77	Director	2001
Donald W. Schwegman (6)	63	Director	2013
Alan R. Spachman (3)(9)	66	Director	1989
Michael A. Spachman (2)	39	Director	2013

(1)	David W. Michelson was initially employed by us in 1992 through 1998 and rejoined us in 1999.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

(4)	Member of the Nominating/Governance Committee.

(5)	Member of the Steering Committee.

(6)	Chair of the Audit Committee.

(7)	Chair of the Compensation Committee.

(8)	Chair of the Nominating/Governance Committee.

(9)	Chair of the Steering Committee.

DIRECTORS

Joseph E. (Jeff) Consolino, Chairman.................................... Director since May 2006
Joseph E. (Jeff) Consolino became our Chairman of the Board effective February 15, 2013, and previously served as our Audit Committee Chairman from 2006 through February 15, 2013. Mr. Consolino has served as executive vice president of American Financial Group, Inc. (“AFG”), the parent of our largest shareholder, since February 16, 2013 and since March 1, 2013, has served as chief financial officer of AFG. Prior to joining AFG, Mr. Consolino served as president and chief financial officer of Validus Holdings, Ltd. (“Validus”), a Bermuda-based property and casualty (re)insurance company. During this time, Mr. Consolino also served as Chief Executive Officer, President and founding Director of PaCRe Ltd., a Bermuda-based underwriter of top-layer property resinsurance. Prior to joining Validus in March 2006, Mr. Consolino served as managing director in Merrill Lynch’s investment banking division. While at Merill Lynch, Mr. Consolino specialized in insurance company advisory and financing transactions. Mr. Consolino led the underwriting of our initial public offering, which provided him with specific experience related to our operations. We believe Mr. Consolino’s experience serving as president and chief financial officer for both a property and casualty insurance company group and a publicly-traded holding company, coupled with his experience in establishing and profitably growing insurance organizations, his role at AFG, and his more than twenty years of experience in insurance-related financial matters, give him unique qualifications to serve as Chairman of our Board. Mr. Consolino also serves on the boards of directors of AFG, Validus, and AmWINS Group, Inc., a wholesale insurance brokerage. Mr. Consolino is a member of the Compensation Committee.

Gary J. Gruber............................. Director since April 1991
Mr. Gruber serves as executive vice president of Great American Insurance Company (“GAIC”), our largest shareholder. Mr. Gruber joined GAIC in 1977 and has held a variety of financial, management and officer positions since 1983. Mr. Gruber has served as a director of GAIC since 1993, is a Certified Public Accountant and has over 35 years of experience with property and casualty insurance operations, financial statements, loss reserving, reinsurance and investments. We believe that Mr. Gruber’s extensive executive management and board experience with property and casualty insurance operations provide him with specific skills and knowledge that we value for service as our Board member. Mr. Gruber is the Chair of the Nominating/Governance Committee.

Keith A. Jensen............................. Director since April 2000
Mr. Jensen served as senior vice president of AFG since 1999 and as its chief financial officer beginning in January 2005 until his retirement in March 2013. Mr. Jensen joined the Great American Insurance Group in 1999 as senior vice president and chief financial officer and became executive vice president in 2004. Mr. Jensen has served on the Board of Directors of GAIC since 1999. Before working with AFG, Mr. Jensen was a partner with Deloitte & Touche LLP (“Deloitte”), where he served several insurance company clients. We believe that Mr. Jensen’s extensive public accounting experience, as well as his experience serving as chief financial officer for both a property and casualty insurance company group and a publicly-traded holding company give him unique qualifications to serve as a member of our Board. Mr. Jensen is a member of the Compensation Committee and Steering Committee.

Donald D. Larson......................... Director since April 1991
Mr. Larson was named president and chief operating officer of Great American Property & Casualty Insurance Group in 2010. Prior to being named president, Mr. Larson served as executive vice president and president, specialty group, for the Great American Property & Casualty Insurance Group since 1999. Mr. Larson joined AFG in 1973 and GAIC in 1981. Mr. Larson has served as a director of GAIC since 1988. Additionally, Mr. Larson served as our Chairman from 1993 until 2004. Mr. Larson holds both a Certified Public Accountant license and a Chartered Property and Casualty Underwriter professional designation and has over 33 years of experience in the property and casualty insurance industry. We believe that Mr. Larson’s prior service as our Chairman and executive management experience, specifically as it relates to our industry, make him uniquely qualified to serve as a member of our Board. Mr. Larson is the Chair of the Compensation Committee and a member of the Nominating/Governance and Steering Committees.

David W. Michelson....................... Director since October 2009
Mr. Michelson became our President and Chief Executive Officer effective January 1, 2008. Prior to being named Chief Executive Officer, Mr. Michelson served as our President and Chief Operating Officer during 2007. He has held several other positions during his initial employment with us from 1992-1998 and since rejoining us in 1999, including serving as our Senior Vice President and Executive Vice President. Mr. Michelson holds an Associate in Research and Planning professional designation and has approximately 35 years of insurance industry experience, including management of all departments and facets of our company and through serving in various positions at Reliance Insurance Company, Liberty National Fire and Progressive Corporation. Mr. Michelson’s service as our Chief Executive Officer and his experience as it relates to us and the property and casualty industry as a whole provide him with skills and knowledge that qualify him to serve on our Board.

Vito C. Peraino............................... Director since October 2010
Mr. Peraino has been general counsel and senior vice president of AFG since 2012. Previously, Mr. Peraino served as senior vice president of GAIC since 2002 and assistant general counsel of GAIC since 2004. Since joining GAIC in 1999, Mr. Peraino has held various executive claims management positions. Additionally, Mr. Peraino spent several years in private practice and has represented various insurance industry entities as an attorney since 1981. We believe that Mr. Peraino’s industry experience, his insurance claims specific experience, and legal background provide him with the qualifications and characteristics we value in a Board member. Mr. Peraino is a member of the Nominating/Governance Committee and Compensation Committee.

Joel Schiavone............................... Director from January 1989 until December 1989 and then re-elected in 2001
Since 1999, Mr. Schiavone has been the managing partner of several privately-held New Haven, Connecticut based real estate companies. Prior to that, Mr. Schiavone was the owner and chief executive officer of Schiavone Corporation, a holding company for a variety of investments. Mr. Schiavone has experience owning two transportation companies, which provides him with personal and professional experience related to our business, as well as past public company director experience. In addition to his experience, his service on our Board for over 13 years provides him with extensive knowledge about us and our business. Mr. Schiavone is a member of the Audit, Compensation, Nominating/Governance and Steering Committees.

Donald W. Schwegman.................. Director since February 2013
Donald W. Schwegman was the lead client service partner for various complex insurance organizations for over 20 years at Deloitte, until he retired in June of 2012. Most recently, Mr. Schwegman served as the Insurance Industry Profession Practice Director for Deloitte with responsibility for formulating the U.S. firm’s position on insurance accounting and auditing issues, developing internal insurance training programs, and overseeing risk management. Mr. Schwegman was admitted as a partner with Deloitte in 1984, has significant experience with insurance industry accounting policies and procedures, and has a substantial background with SEC registrants’ filings. We believe that Mr. Schwegman’s financial expertise, depth of knowledge and experience with insurance industry accounting policies and procedures, his substantial background in public company reporting, and his experience with insurance transactions make him highly qualified to serve as a member of our Board. Mr. Schwegman is a member of the American Institute of Certified Public Accountants and is a licensed Certified Public Accountant in multiple states. Mr. Schwegman is the Chair of our Audit Committee.

Alan R. Spachman......................... Director since 1989
Alan R. Spachman is our founder, and served as Chairman from 2004 through February 15, 2013. Mr. Spachman served as our chief executive officer from our inception in 1989 through 2007. From 1984-1988, Mr. Spachman was a senior vice president at Progressive Corporation, where he initiated its passenger transportation insurance business. In addition to his insurance experience, Mr. Spachman previously held various labor relations and human resource management positions with Collins and Aikman, Inc. and Frito-Lay, Inc. As described above, Mr. Spachman is our founder and our former Chairman and chief executive officer and has other relevant insurance experience. Mr. Spachman is a member of the Compensation Committee and Chair of our Steering Committee.

Michael A. Spachman................... Director since May 2013
Michael A. Spachman serves as executive director of Bedrock Capital Associates, LLC. Prior to being named executive director, Mr. Spachman served in various roles in the commercial real estate, mortgage banking and financial services industries since 2004, including serving as senior vice president at Capmark Bank, vice president of Berkadia Commercial Mortgage, and vice president and team leader at Capmark Financial Services. We believe that his financial services knowledge and experience qualifies him to serve as a member of our Board. Mr. Spachman was nominated by Mr. Alan Spachman and elected at the 2013 Annual Shareholder Meeting. Mr. Spachman is a member of the Audit Committee.

EXECUTIVE OFFICERS
Arthur J. Gonzales has served as our Vice President, General Counsel and Secretary since February 2009. Prior to joining us, Mr. Gonzales served as executive vice president and general counsel of J. and P. Holdings, Inc. and its insurance subsidiaries from 2005 to 2008 and held various positions at Vesta Shelby Select Insurance Companies from 1998 to 2005, including senior vice president, general counsel and secretary. Additionally, Mr. Gonzales served as corporate counsel for Anthem Shelby Insurance Companies, served as a judicial clerk for the Third District Court of Appeals of Ohio for five years and worked in private practice.
Julie A. McGraw has served as our Vice President, Chief Financial Officer and Treasurer since January 2006. Prior to joining us, Ms. McGraw held various positions at HMI Industries Inc. from 1996 to 2006, including vice president and chief financial officer/treasurer. Prior to that time, Ms. McGraw held various financial management positions at Moen Inc. and Isolab Inc. and worked for five years at the public accounting firm of Price Waterhouse.

Anthony J. Mercurio has served as our Executive Vice President and Chief Operating Officer since January 1, 2013, and has held other management and executive positions since 1997 with our subsidiaries, National Interstate Insurance Company and Vanliner Insurance Company, including serving as president and chief executive officer of Vanliner Insurance Company from 2010 to 2012. Prior to joining us, Mr. Mercurio held various product and management positions with Westfield Insurance Company and American International Group.
Gary N. Monda has served as our Vice President and Chief Investment Officer since January 2006 and was previously our Vice President and Chief Financial Officer from 1999 until January 2006. Prior to joining us, Mr. Monda served the insurance industry as vice president, strategic planning, for Victoria Financial Corporation and held various financial and general management positions with Progressive Corporation over a period of fifteen years. Mr. Monda also worked for four years at the public accounting firm of Ernst & Young LLP.
Terry E. Phillips has served as our Senior Vice President since May 2006. Mr. Phillips has held other executive positions with our subsidiary, National Interstate Insurance Company, including Vice President, Claims, since 1999. Prior to joining us, Mr. Phillips was senior vice president for Continental National Indemnity from 1989 to 1999. Mr. Phillips previously served in both management and claims capacities for Midwestern Group, USF&G and TransAmerica Group Insurance Companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and the holders of more than 10% of our common shares to file reports with the SEC. Such reports include initial reports of ownership of our common shares and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Executive officers, directors and 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely on our review of the filings of our executive officers, directors and 10% shareholders, we believe that all of our executive officers, directors and 10% shareholders complied with all filing requirements applicable to them with respect to transactions during 2013.
Corporate Governance
Audit Committee
The Audit Committee of the Board of Directors is currently comprised of three Directors. Mr. Schwegman serves as Chair of the Audit Committee and Mr. Schiavone and Mr. Michael Spachman serve as Audit Committee members. The Audit Committee operates under its written charter and its primary purpose is to assist with the Board’s oversight of the integrity of the Company’s financial statements. One of the primary responsibilities of the Audit Committee is to oversee the Company’s financial and accounting management and the independent registered public accounting firm. The Audit Committee is also responsible for advancing the professional and ethical conduct of the Company’s directors and officers.
The Board has determined that Mr. Schwegman is qualified as an “audit committee financial expert,” as that term is defined by the applicable rules of the SEC and NASDAQ and in compliance with the Sarbanes-Oxley Act of 2002. Mr. Schwegman is independent as that term is defined by the applicable rules of NASDAQ. This designation does not impose any duties, obligations, or liabilities that are greater than the duties, obligations, and liabilities imposed by being a member of the Audit Committee or of the Board.

Code of Ethics
Our Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer as well as all directors, officers, and employees (“Code of Ethics and Conduct”) is available free of charge in the Corporate Governance Section of our investor relations website (http://invest.natl.com). We also intend to disclose any future amendments to and any waivers from the Code of Ethics and Conduct by posting such information to the Corporate Governance Section of our website.

ITEM 11    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
Our Compensation Committee establishes and implements our compensation policies and programs for our executive officers. Although this Compensation Discussion and Analysis will focus on our policies and programs as they relate to our executive officers, it is also intended to give our shareholders a general overview of our compensation strategies.
The Compensation Committee of the Board of Directors (the “Compensation Committee” or “Committee”) consists of six directors, Joseph E. (Jeff) Consolino, Keith A. Jensen, Donald D. Larson, Vito C. Peraino, Joel Schiavone, and Alan R. Spachman, none of whom is an employee of ours or any of our subsidiaries. Messrs. Consolino and Peraino are officers of AFG and Mr. Larson is an officer of GAIC. Mr. Consolino also serves as a director of AFG. The Committee operates under its written charter and its functions include reviewing and making recommendations to the Board of Directors with respect to our executive compensation policies and programs. The Committee has the exclusive authority to approve bonuses, award salary adjustments and grant awards to our executive officers under our Long Term Incentive Plan ("LTIP"). As further described below, our LTIP provides for the grant of incentive awards, including incentive stock options, stock appreciate rights, performance units, performance shares, restricted shares, deferred shares, other awards relating to our common shares and dividend equivalents to key employees, consultants, and non-employee Directors. Prior to making compensation decisions with respect to our executive officers, the Committee takes into account the recommendations of our Chief Executive Officer and our other Board members. At the Compensation Committee meeting occurring on February 27, 2014, our entire Board of Directors, excluding our Chief Executive Officer, participated as members to review and approve 2014 compensation levels and targets as well 2013 bonus payments. The Committee and our Board of Directors have also considered the results of our 2013 shareholders’ advisory vote on executive compensation (the “2013 Say on Pay vote”), through which approximately 99% of our shareholders expressed approval of our executive compensation. Based on the results of the 2013 Say on Pay vote, the Compensation Committee concluded that the compensation paid to the executive officers and our overall pay practices received strong shareholder support and do not require substantial revision to address any shareholder concerns. The Committee has not engaged any compensation consultant or other outside advisor to assist the Committee.
This report contains management’s discussion and analysis of the compensation awarded to, earned by, or paid to the following executive officers during and for 2013 (the “Named Executive Officers”):

David W. Michelson	President and Chief Executive Officer
Anthony J. Mercurio	Executive Vice President and Chief Operative Officer
Julie A. McGraw	Vice President, Chief Financial Officer and Treasurer
Terry E. Phillips	Senior Vice President
Arthur J. Gonzales	Vice President, General Counsel and Secretary
Gary N. Monda	Vice President and Chief Investment Officer
Our Compensation Philosophy
Our compensation and benefits programs recognize the importance of our executive officers to our overall success. The objectives of our compensation program are simple:

•	to attract and retain talented individuals,

•	to motivate our executive team to achieve our overall goals and objectives,

•	to reward our excellent performers, and

•	to align the interests of our key managers with those of our shareholders.

We strive to maintain a compensation system that is internally equitable and externally competitive. The Compensation Committee reviews and approves the compensation package of each executive officer, including our Chief Executive Officer. Our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our other executive officers.

Our compensation program for all officers, including executive officers, has three principal components:

•	annual base salary,

•	annual cash incentive bonuses, and

•	long term incentive (equity) awards.
Our “management by objective” philosophy requires each executive officer, along with all of our other employees, to set specific, measurable objectives at the beginning of each calendar year. Examples of objectives for our Named Executive Officers include the development and implementation of strategic initiatives, the completion of important corporate or departmental projects by targeted dates, process improvements for operating workflow or specific employment-related matters concerning the management of our business units and products and the development of management personnel. These individual objectives are based on market competitiveness and the Named Executive Officer’s relative impact on our financial and underwriting results.
We primarily determine base salaries by an analysis of relevant market data by our Human Resources department and by working with our Chief Executive Officer and other members of senior management. As described in more detail below, Mr. Michelson’s base salary is set forth in his employment agreement. We primarily design base salaries to recognize an individual employee’s regular commitment to his or her job and the achievement of specific individual objectives.
We use annual cash incentive bonus programs to encourage each employee to reach, or to assist us in reaching, specific, measurable individual and/or corporate objectives. Our incentive programs reward all levels of eligible employees for their contributions toward meeting our written premium growth and underwriting profit objectives. Through 2013, we maintained two primary annual incentive plans: (1) our Management Bonus Plan, historically reserved for our key managers representing approximately 5% of our employee base and (2) our Goalshare program in which every other employee (except for certain salespersons) participates. Specific sales positions are eligible for sales bonuses outside of either the Management Bonus Plan or Goalshare program. We believe these plans give our employees a sense of ownership and interest in our Company. To encourage a continuing relationship with us, bonuses under our annual incentive bonus programs are subject to a multi-year payout and are considered earned when paid, and the individual must be actively employed on the date of payment to receive the bonus. Effective with the 2013 accident year, we lowered our combined ratio target increased the underwriting profit target in our cash incentive bonus programs for our officers and employees to further align our employees and officers with our financial results and shareholder interests.
We reserve awards under our LTIP for our officers, including officers of our subsidiaries. We have historically granted such awards in connection with an officer’s initial hire or promotion. These awards are designed to align the interests of our officers with the interests of our shareholders. Historically, awards have been in the form of stock options and restricted stock. Our stock option awards only have value if the share price of our stock increases over the price on the grant date. Similar to our annual cash incentive bonus programs, our long term incentive awards have the additional benefit of encouraging employees to continue their employment relationship with us, as these awards typically vest over a multi-year period. No options were awarded to any Named Executive Officer during 2013.
During 2012, our Compensation Committee performed a comprehensive review of our long term incentive awards. The Compensation Committee decided, beginning in 2013, to utilize two types of awards under the LTIP-position share awards and performance share awards as it determined that awarding these types of restricted shares will further align our executives' interest with those of our shareholders, and appropriately compensate our officers in conjunction with other aspects of their compensation and individual performance. Each award involves the issuance of restricted shares to participants which generally “cliff” vest three years after the date of grant, or such earlier date as specified by the Compensation Committee. Position share awards will generally be granted in five-year cycles vesting each January 1 in amounts based on the participant’s position with us. Participants will begin new five-year cycles upon promotion and will be eligible to receive new five-year awards if they remain in the same position after the conclusion of a cycle. Performance share awards, which are also subject to five-year cycles, are based on our annual return on equity. As long as our annual return on equity exceeds a minimum percentage established by the Compensation Committee, additional restricted share awards will be granted on the basis of a multiple of the position share award applicable to the participant, with a higher return on equity corresponding to a higher multiple. The maximum multiple achievable will equal three times the participant’s position share award. Officers with unvested options may not be eligible for position or performance share awards until those options are fully vested.
A primary objective of our compensation and benefits programs is to encourage and reward performance by our Named Executive Officers that achieves or exceeds our financial and operational performance goals, without encouraging the taking of excessive risks that could be detrimental to the interests of our shareholders. Overall, the Committee does not believe that any aspect of our compensation program encourages the Named Executive Officers to take unnecessary and excessive risks.

The discussion below further describes the main elements of compensation paid to our Named Executive Officers.
Specific Elements of Our Compensation Program and Compensation of Named Executive Officers
Annual Base Salaries. We establish base salaries primarily using competitive market data. Although we do not have a defined peer group, we do consult available information from insurance and other companies of similar size and structure as well as industry benchmarking data in analyzing base salaries and total compensation for our executive officers. We strive to pay competitive base salaries to our executive officers, but we generally do not seek to be above market in this component as we believe our annual bonus and long term incentive compensation programs more appropriately align our executives’ overall compensation with achievement of corporate objectives and individual goals.
We review the salaries of all executive officers on an annual basis, and more frequently in the event of promotions or other changes in responsibilities. Annual merit increases are typically effective retroactive to January 1 of each year after approval by the Compensation Committee in February. After the year concludes, our Chief Executive Officer evaluates each executive’s success relative to pre-defined objectives. The Compensation Committee then evaluates all officers’ performance, including our Chief Executive Officer’s, as part of the annual salary and bonus review process. Our Chief Executive Officer makes base salary and bonus recommendations annually to the Committee based on competitive market data, our underwriting and overall corporate operating results for the preceding accident year and each of our executives’ performance relative to his or her individual objectives, which are described below. After receiving the recommendations of our Chief Executive Officer with respect to the other executive officers and key managers, the Committee discusses the recommendations with our other Board members, deliberates, makes any necessary adjustments and approves final base salary and annual management bonus figures for all executive officers (including our Chief Executive Officer) and other key managers.
The Compensation Committee approves annual base salaries for the Named Executive Officers that it considers appropriate for each officer’s position, responsibilities and performance to objectives. The Committee reviewed the recommendations of our Chief Executive Officer, considering achievement of both corporate objectives and specific individual performance objectives of each Named Executive Officer, and approved a 20% merit and promotional increase over his 2012 base salary for Mr. Mercurio based upon his promotion to Executive Vice President effective January 1, 2013. The Committee also approved merit increases ranging up to 5% over 2012 base salaries for our other Named Executive Officers.
Annual Management Bonuses. We have a management bonus plan that is designed to provide an equitable sharing of underwriting profits between management and shareholders. The Committee determines participation in the Management Bonus Plan upon recommendation of our Chief Executive Officer. An officer’s inclusion in the program one year does not guarantee his or her future participation. However, for the 2013 accident year bonus pool (with the first payments in 2014) and historically, our Chief Executive Officer has recommended and the Committee has approved the inclusion of all executive officers in the program. A threshold consideration for any bonus is whether we make an underwriting profit. If we do not make an underwriting profit for an accident year, then we have not historically paid any management bonuses for that accident year. Although some insurance companies consider investment results when determining actual corporate profitability, consistent with our corporate objective of underwriting discipline, we require that we achieve an underwriting profit. Assuming a corporate underwriting profit is achieved, then, as with the annual base salary review, the Committee reviews the recommendations of our Chief Executive Officer related to the evaluation of each Named Executive Officer’s success in achieving individual performance objectives during the prior year.
To be entitled to receive a bonus award, a participant must be employed by us when the bonus is paid. Therefore, the estimated bonus payouts for a given year are not considered to be individually earned by each participant until the bonus is paid in the following years. We currently pay bonus amounts over a three-year period (50%, 35% and 15%). This multi-year payout structure allows accident year results to sufficiently mature, thereby helping to ensure we do not prematurely pay an executive for accident year results that develop unfavorably, and allows for the possibility of additional payments in years two and three if accident year results develop favorably. Each year, we examine the prior accident years in the Management Bonus Plan to determine the impact of any negative development on the current year payouts. If there is negative development in the prior year, payouts for that year are reduced. We believe this feature in our Management Bonus Plan would allow us to recover all or a portion of any award upon a restatement or other adjustment of performance measures.
The Committee is responsible for the administration of the Management Bonus Plan, which comprises a substantial portion of each executive officer’s total compensation dependent on our underwriting profit as well as on the pre-established performance objectives specific to each executive officer. The Committee, with recommendations from our Chief Executive Officer, annually approves the target incentive award for each participant (expressed as a percentage of base salary). Our Named Executive Officers had the following bonus targets (expressed as a percentage of their base salary) for the 2012 (the first portion of which is paid in 2013) and 2013 (the first portion of which is paid in 2014) accident years: Mr. Michelson-100% for 2012 and 100% for 2013; Ms. McGraw-50% for 2012 and 50% for 2013; Mr. Mercurio-50% for 2012 and, because of his promotion in 2013, 75% for 2013; Mr. Phillips-70% for 2012 and, because of the change in his role in 2013, 40% for 2013; Mr. Gonzales-50% for 2012 and 50% for 2013; Mr. Monda-50% for 2012 and 50% for 2013. The bonus targets for each Named Executive Officer reflect their respective individual impact on our financial results and individual performance objectives. According to the terms of Mr. Michelson’s employment agreement, his target bonus is set at 100% of his base salary for each year during the term of the agreement.
With the exception of himself, our Chief Executive Officer recommends to the Committee the allocation of the annual accident year bonus pool to each participant, considering the individual’s targeted bonus, contributions relative to his or her individual performance objectives and the performance of other participants relative to their individual objectives. There is no specific weighting attributed to any one factor in the evaluation, and the objectives are generally measured by substantial completion, or with respect to financial targets, substantial achievement. Our Chief Executive Officer subjectively reviews the achievement of each Named Executive Officer’s objectives, considers their overall discharge of their responsibilities as executives, as well as any corporate objectives applicable for the accident year and recommends the amount of bonuses that should be paid, and the Compensation Committee reviews such recommendations. The Committee has the ability, and has in the past exercised its discretion, to adjust a Named Executive Officer’s bonus based on the Committee’s own or the Chief Executive Officer’s recommendation.
Mr. Michelson’s 2013 and 2012 objectives included researching and identifying niches for new product offerings and product extensions to continue growth in the Company’s business components, maximizing investment yield, capital management, potential acquisition target research, staffing and succession planning initiatives, attaining “best in industry” claims handling, and achieving financial results in accordance with our financial plan, including the monitoring and addressing of products with underwriting results not meeting these expectations.
As Mr. Mercurio’s role changed in 2013, his 2012 objectives included items geared towards the overall performance of Vanliner, including meeting the overall operating and financial plan set for Vanliner, incorporating alternative risk transfer products into Vanliner’s offerings, and staffing and succession planning initiatives for individuals housed at Vanliner. In addition, Mr. Mercurio’s 2012 objectives related to National Interstate by including identifying and pursuing new growth opportunities for the entire National Interstate group of companies. This translated into the 2013 objectives, which included identifying new niches for product offerings, managing the Company so that it could meet its 2013 plan of approximately $640 million of direct written premium with a combined ratio approximately 93%, overseeing the operational and personnel functions to create improvement in the Company, managing the specific departments for which he is responsible, including commercial lines support, national marketing, and media relations as well as increasing knowledge of Company departments, overseeing the successful launch of new Company products, and staffing and succession planning initiatives.
Specific 2013 individual objectives for Mr. Phillips were primarily focused on his supervision of the claims department including meeting claims quality and production objectives as well as developing new resources, workflows, and processes, focusing on the resolution of large losses and physical damage claim adjusting, developing and improving training resources for the claims department, developing increased risk management capabilities, and appropriately staffing and managing the claims department. For 2012, individual objectives for Mr. Phillips included accountability for assigned products achieving top line plans, ensuring that non-product departments achieved their departmental objectives, pursuit and achievement of growth objectives, including development of specified new product(s), research and development of new product niches, identifying talent and distribution sources, assisting with acquisition research, and involvement in and presence at appropriate sales, industry and association meetings.
 Ms. McGraw’s 2013 and 2012 objectives included leading and managing our SEC and statutory financial filings processes, managing or assisting in strategic initiatives, serving as liaison to our Audit Committee and external auditors, continued promotion of process efficiencies and timely and accurate financial reporting, actively managing our finance and accounting functions, including ensuring that the functions are adequately staffed and trained, supporting and enhancing key regulatory, banking, and rating related obligations and relationships, and managing or assisting in capital adequacy and corporate tax planning.
Specific 2013 and 2012 objectives for Mr. Gonzales included serving as General Counsel, our lead in-house legal counsel, supporting strategic business initiatives, managing our legal and regulatory compliance functions, minimizing our legal exposure, serving as liaison to our Board of Directors, managing our corporate records, developing the legal and regulatory staff, and indirectly overseeing the internal audit function and management of outside legal expenses.
Mr. Monda’s 2013 and 2012 objectives included managing of our investment portfolio within our investment policy guidelines including achievement of returns consistent with established benchmarks including Barclay's Intermediate Aggregate Index, Agency and Treasury Indices, and S&P 500 Index, developing and managing our relationships with investment service vendors, actively managing our investor relations function including managing relationships with analysts and responsiveness to investors, actively managing our reinsurance and corporate services functions and facilities, and administratively overseeing the internal audit function, including responsibility for enterprise risk management initiatives, and in 2013, coordinating efforts needed related to potential mergers and acquisitions by the Company.
For 2012 performance, after reviewing the Chief Executive Officer’s recommendations and subjectively reviewing each Named Executive Officer’s performance to objectives, the Committee determined that each Named Executive Officer, including our Chief Executive Officer, substantially completed or complied with his or her stated objectives. The Committee formally approved percentage allocations of the 2012 accident year bonus pool for the Named Executive Officers as follows: Mr. Michelson-15.5% ($286,652),

Ms. McGraw-8.2% ($151,648), Mr. Mercurio-8.9% ($164,594), Mr. Phillips-6.5% ($120,209), Mr. Monda-7.0% ($129,456), Mr. Gonzales-7.0% ($129,456). Subject to adjustment due to development in 2012 accident year results, approved amounts for the 2012 accident year bonus pool are to be paid over a three-year period (50% in 2013, 35% in 2014, 15% in 2015). Each Named Executive Officer was paid 50% of his or her approved amount for the 2012 accident year in March of 2013.
Similarly, in February of 2014, for the 2013 accident year bonus pool, the Committee formally approved percentage allocations of the 2013 accident year bonus pool for the Named Executive Officers as follows: Mr. Michelson-13.9% ($53,768); Ms. McGraw-7.5% ($29,011), Mr. Mercurio-12.0% ($46,418); Mr. Phillips-6.1% ($23,596), Mr. Monda-6.1% ($23,596), and Mr. Gonzales-7.50% ($29,011). Subject to adjustment due to development in 2013 accident year results, approved amounts for the 2013 accident year bonus pool are to be paid over a three-year period (50% in 2014, 35% in 2015, 15% in 2016). Each Named Executive Officer was paid 50% of his or her approved amount for the 2013 accident year in March of 2014.
In addition, in 2012, the Compensation Committee determined that due to the timing and exercise price of Mr. Gonzales' option grant, the equity portion of his original compensation package did not achieve its intended objective of closely aligning Mr. Gonzales' interests with those of our shareholders. As such, the Compensation Committee awarded Mr. Gonzales a bonus in the amount of $287,000 payable in two equal installments in 2013 and 2014. The bonus required that Mr. Gonzales be an employee in good standing at the time of payment. If Mr. Gonzales was not an employee in good standing at the time of payment, any unpaid bonus amount would have been forfeited. The first payment of $143,500 was paid in February 2013 and the remaining balance of $143,500 was paid to him in February 2014.
Long Term Incentive Plan Awards. Incentive awards represent an important part of our performance-based compensation system. The Compensation Committee believes that our shareholders’ interests are served by aligning our executives’ interests with those of our shareholders through the award of incentive compensation like stock options and restricted shares. The Committee has several award alternatives under our LTIP, including stock options, stock appreciation rights, performance units and shares, restricted shares, deferred shares and other similar awards.
Our Compensation Committee historically approved LTIP awards in the form of stock options to officers only in connection with their initial employment or promotion. The exercise price of our stock option awards granted has been the closing market price on the date of grant, which is typically the date of the applicable officer’s hire or promotion unless a different price is established at the discretion of the Compensation Committee. The amount of each award has been based upon the level of the officer. As previously noted, our Compensation Committee reviewed our historical LTIP awards and determined that awarding performance shares and position restricted shares will further align our executives’ interests with those of our shareholders, and appropriately compensate our officers in conjunction with other aspects of their compensation and individual performance. These awards cliff vest three years after the date of grant or such earlier date as specified by the Compensation Committee. In 2013, the Compensation Committee awarded 1,238 shares to each Ms. McGraw and Mr. Monda based upon their officer level. The Compensation Committee awarded Mr. Mercurio 1,856 shares because of his promotion and additional responsibilities and awarded Mr. Phillips 928 shares based on his new role. The Compensation Committee did not award shares to either Mr. Michelson as he received a payout from his employment agreement or to Mr. Gonzales as he had unvested options from the stock option award granted to him when he was hired.
Retirement Plan Contribution. In addition to the other forms of compensation described above, we may make a discretionary retirement contribution to every employee’s 401(k) plan account, including the accounts of our Named Executive Officers. In March 2013, each Named Executive Officer received an amount equal to $6,875 as a company contribution to his or her 401(k) account for the 2012 calendar year. In March 2014, each Named Executive Officer received an amount equal to $6,375 as a company contribution to his or her 401(k) account for the 2013 calendar year.
Perquisites. We believe our Named Executive Officers are most effectively motivated by the types of compensation noted above. We do, however, make limited use of certain perquisites to attract and retain our key executives and to support their ability to further our business objectives. All our Named Executive Officers are eligible for our company car program, which includes Company payment of reasonable monthly auto payments, as well as gas and maintenance on the vehicles, and all vehicles are covered by our corporate automobile insurance policy. In addition, all Named Executive Officers receive supplemental long term disability insurance and, as a supplemental health benefit, are eligible to receive additional short term disability payments if their paid time off (“PTO”) is exhausted while awaiting eligibility for long term disability. All officers, including subsidiary officers, also receive an additional five days of PTO annually. Finally, although there is no associated incremental cost, our executive officers also have occasional access to our corporate season tickets for sporting events, when the tickets are not being used for business purposes.
Employment Agreements. In 2007, we entered into an Employment and Non-Competition Agreement with Mr. Michelson. We entered into this agreement to help us ensure a successful transition of the position of Chief Executive Officer from our prior chief executive officer to Mr. Michelson. This agreement is described in detail under the section titled “Potential Payments Upon Termination or Change in Control” on page 19 of this Amendment. None of our other Named Executive Officers are parties to any types of employment agreements.

Tax and Accounting Considerations
Management and the Compensation Committee consider Section 162(m) of the Internal Revenue Code, which generally limits the deductibility of executive pay in excess of one million dollars, and which specifies the requirements for the “performance-based” exemption from this limit, when determining annual compensation. The Compensation Committee has the opportunity to review with our senior management any potential tax implications before making decisions regarding compensation. When reviewing preliminary recommendations, and in connection with approving the terms of a long term incentive award, the Committee may also consider the accounting implications of a given award, including the estimated expense and/or dilutive considerations. The Compensation Committee reserves the right to grant non-deductible compensation when it is deemed to be in the best interest of shareholders.
Change of Control Payments
Long Term Incentive Plan. Our LTIP provides for accelerated benefits to participants in the event of a change of control. Such acceleration is within the Committee’s sole discretion. Included in each award agreement is a provision requiring the acceleration of awards in the event of death or permanent disability of the grantee, or a change in control in the Company. Generally, a change in control will be deemed to have occurred if (1) any person or group becomes the beneficial owner of 30% or more of the combined voting power of our outstanding securities (subject to certain exceptions), (2) there is a change in the majority of our Board of Directors, (3) certain corporate reorganizations take place where the existing shareholders do not retain more than 51% of the combined voting power of the outstanding securities or (4) our shareholders approve a complete liquidation or dissolution. We chose these change-in-control triggers based on an evaluation of market practices at the time we implemented our LTIP, tempered by the fact that more than 50% of our common shares are held by one shareholder.
Management Bonus Plan. In order to provide additional protection to our Named Executive Officers (and other participants), our Management Bonus Plan provides for the accelerated payment of awards in the event of certain termination of employment scenarios triggered by a Change in Control, as defined under our LTIP described above. For a further description of the potential payments due upon a change in control under the Management Bonus Plan, see the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” beginning on page 19.
Employment Agreement with Mr. Michelson. For a description of the terms of the employment agreement, see the section of this Amendment titled “Potential Payments Upon Termination or Change in Control” beginning on page 19.
Compensation Committee Report
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appears in this Amendment. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.
Members of the Compensation Committee:
Donald D. Larson, Chairman
Joseph E. (Jeff) Consolino
Keith A. Jensen
Vito C. Peraino
Joel Schiavone
Alan R. Spachman

2013 SUMMARY COMPENSATION TABLE
The following table sets forth information with respect to the annual and long-term compensation earned by our principal executive officer, our principal financial officer and the next four highest paid executive officers, which includes all of our executive officers, for the year ended December 31, 2013. Throughout the Amendment, we refer to these officers together as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)(6)(7)	All Other Compensation ($) (4)	Total ($)
David W. Michelson,	2013	$400,000	—	—	$343,565	$24,755	$768,320
President and Chief	2012	390,000	$1,000,000	—	449,413	25,575	1,864,988
Executive Officer	2011	390,000	—	—	479,825	25,029	894,854

Julie A. McGraw,	2013	270,010	—	$40,025	143,866	18,342	472,243
Vice President, Chief	2012	260,000	—	—	149,369	19,471	428,840
Financial Officer and Treasurer	2011	225,087	—	—	148,563	18,017	391,667

Anthony J. Mercurio,	2013	300,000	—	60,004	153,273	92,058	605,335
Executive Vice President, Chief	2012	250,000	—	—	150,024	19,857	419,881
Operating Officer	2011	224,910	—	—	132,865	19,028	376,803

Terry E. Phillips,	2013	265,000	—	30,002	143,101	22,176	460,279
Senior Vice President	2012	265,000	—	—	194,484	21,632	481,116
	2011	254,962	—	—	198,236	23,616	476,814

Arthur J. Gonzales,	2013	234,000	143,500	—	118,161	16,045	511,706
Vice President, General Counsel	2012	225,000	—	—	107,264	18,342	350,606
and Secretary	2011	204,966	—	—	128,041	16,525	349,532

Gary N. Monda,	2013	215,250	—	40,025	123,814	18,276	397,365
Vice President, Chief Investment	2012	205,000	—	—	126,438	20,729	352,167
Officer	2011	189,919	—	—	122,279	19,720	331,918
 _____

(1)
Represents an amount paid to Mr. Michelson on June 1, 2012 in accordance with the terms of his then-existing Employee Retention Agreement as well as a $287,000 bonus awarded to Mr. Gonzales payable in two equal installments. The first payment was made in February 2013 and the second payment in February 2014.

(2)
Represents the aggregate grant date fair value of restricted share awards made in 2013, as computed under FASB ASC 718. These stock awards were granted to our Named Executive Officers on February 20, 2013 at a grant date fair value of $32.33 per share.

(3)
Represents the amounts earned by the Named Executive Officers under the Management Bonus Plan for accident years 2011-2013 which is discussed further in the “Compensation Discussion and Analysis-Specific Elements of our Compensation Program and Compensation of Named Executive Officers-Annual Management Bonuses” section in this Amendment.

(4)	The amounts in the All Other Compensation column are comprised of the following compensation items:

	Year	Perquisites and Other Personal Benefits ($) (5)	Company Contributions to Retirement Plan ($)	Total ($)
David W. Michelson	2013	$17,880	$ 6,875	$24,755
	2012	18,225	7,350	25,575
	2011	17,679	7,350	25,029

Julie A. McGraw	2013	11,467	6,875	18,342
	2012	12,121	7,350	19,471
	2011	10,667	7,350	18,017

Anthony J. Mercurio	2013	85,183	6,875	92,058
	2012	12,507	7,350	19,857
	2011	13,086	7,350	20,436

Terry E. Phillips	2013	15,301	6,875	22,176
	2012	14,282	7,350	21,632
	2011	16,266	7,350	23,616

Arthur J. Gonzales	2013	9,170	6,875	16,045
	2012	10,992	7,350	18,342
	2011	9,175	7,350	16,525

Gary N. Monda	2013	11,401	6,875	18,276
	2012	13,379	7,350	20,729
	2011	12,370	7,350	19,720
(5) Perquisites and other personal benefits include car allowances, use of corporate season tickets to sporting events and supplemental long-term disability insurance. Mr. Mercurio’s 2013 perquisites and other personal benefits include approximately $70,000 of relocation benefits of which, $32,000 is for the documented loss on the sale of his home in Missouri and $29,000 for grossed up tax benefits. All perquisites are further discussed in the “Compensation Discussion and Analysis-Specific Elements of our Compensation Program and Compensation of Named Executive Officers-Perquisites” section in this Amendment.

(6)
Excluded from this column are estimated total payouts for the 2013, 2012 and 2011 accident year results that will be paid contingent upon the employee’s continued employment with us over a three year period (50%, 35% and 15%). Estimated total payouts for these accident year results, which are subject to adjustment for development of accident year results, are as follows:

	2013	2012	2011
David W. Michelson	$53,768	$286,652	$221,701
Julie A. McGraw	29,011	151,648	88,163
Anthony J. Mercurio	46,418	164,594	94,765
Terry E. Phillips	23,596	120,209	107,419
Arthur J. Gonzales	29,011	129,456	75,372
Gary N. Monda	23,596	129,456	72,346

(7) Non-equity incentive plan compensation paid in 2013 related to accident years 2010-2012. All named executive officers listed below satisfied the performance condition for these bonuses by being employed by us in 2013 when bonuses were paid. The 2013 bonus payments are comprised of the following accident year related amounts:

	AY 2012	AY 2011	AY 2010	Total
David W. Michelson	$175,501	$49,729	$118,335	$343,565
Julie A. McGraw	92,846	19,776	31,244	143,866
Anthony J. Mercurio	100,772	21,256	31,245	153,273
Terry E. Phillips	73,597	24,095	45,409	143,101
Arthur J. Gonzales	79,259	16,906	21,996	118,161
Gary N. Monda	79,259	16,228	28,327	123,814

GRANTS OF PLAN-BASED AWARDS

					All Other Stock Awards: Number of Shares of Stock (#) (4)	Grant Date Fair Value of Stock Awards ($)
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
		Threshold ($) (1)	Target ($)	Maximum ($)
David W. Michelson	(2)	$ 0	$ 400,000	(3)	—	—
Julie A. McGraw	(2)	0	135,005	(3)	1,238	$40,025
Anthony J. Mercurio	(2)	0	225,000	(3)	1,856	60,004
Terry E. Phillips	(2)	0	106,000	(3)	928	30,002
Arthur J. Gonzales	(2)	0	117,000	(3)	—	—
Gary N. Monda	(2)	0	107,625	(3)	1,238	40,025
 _____

(1)
Our Management Bonus Plan, as discussed in further detail in the “Compensation Discussion and Analysis-Specific Elements of Our Compensation Program and Compensation of Named Executive Officers-Annual Management Bonuses” section in this Amendment, does not provide for a minimum performance level; therefore, the threshold is zero. Payment of bonuses is contingent upon the participant being employed with us on the date of payment and, therefore, bonuses are not considered individually earned until paid.

(2)	There is no grant date for the non-equity incentive plan awards made under our cash-based Management Bonus Plan.

(3)
The Management Bonus Plan does not set a maximum amount that could be paid to a Named Executive Officer. In the 2013 plan, there was $0.4 million available for potential bonus payments to all plan participants. Accordingly, the maximum that any one person could be paid would theoretically be $0.4 million, although this would mean that no other participants in the Management Bonus Plan would receive a bonus payment.

(4)	Represents restricted stock awards granted on February 11, 2013 which vest on February 20, 2016.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE
AND GRANTS OF PLAN-BASED AWARDS TABLE
Non-Equity Incentive Plan Awards
Our bonuses are tied to underwriting performance measured on an accident-year basis and are adjusted annually. Bonuses are payable over a three-year period for the 2013 accident year. The recipient must be employed when the bonus is paid in order to be entitled to receive such bonus award.
Each year, our Named Executive Officers are given a target bonus percentage of their base salaries. For 2013, target percentages were as follows: Mr. Michelson-100%, Ms. McGraw-50%, Mr. Mercurio-75%, Mr. Phillips-40%, Mr. Gonzales-50%, and Mr. Monda-50%. Actual payouts are reflected in the Summary Compensation Table. The Compensation Committee determined actual bonus percentages for the 2013 accident year and reviewed the recommendations of the Chief Executive Officer, which were based on achievement of both corporate objectives and specific individual performance objectives. The actual estimated total payouts for 2013 accident year results are as follows: Mr. Michelson-$53,768, Ms. McGraw-$29,011, Mr. Mercurio-$46,418, Mr. Phillips-$23,596, Mr. Gonzales-$29,011, and Mr. Monda-$23,596. This bonus, subject to adjustment due to the development of 2013 accident year results, will be paid in the following installments; 50% in 2014, 35% in 2015 and 15% in 2016. The terms of our Management Bonus Plan are discussed in the “Compensation Discussion and Analysis-Specific Elements of Our Compensation Program and Compensation of Named Executive Officers-Annual Management Bonuses” section on page 10 of this Amendment.
Stock Bonus and Restricted Share Awards
The amount in the “Stock Awards” column of the Summary Compensation table represents restricted share awards granted to Ms. McGraw, Mr. Mercurio, Mr. Phillips, and Mr. Monda under our LTIP. In February of 2013, Mr. Mercurio received a restricted share award of 1,856 shares, Ms. McGraw and Mr. Monda received a restricted share award of 1,238 shares, and Mr. Phillips received a restricted share award of 928 shares. All of these restricted shares will cliff vest on February 20, 2016. Pursuant to the terms of our LTIP, restricted share awards have dividend and voting rights equivalent to those of our other outstanding common shares. Additionally, restricted share awards allow for the grantee to surrender a portion of the common shares that become vested to pay for any tax withholding obligation.
Employment Agreement
The targets and compensation amounts we pay to Mr. Michelson in salary, bonus, and perquisites were determined according to his employment agreement. For further discussion of this employment agreement, see the “Potential Payments Upon Termination or Change in Control” section on page 19 of this Amendment.
Risk Assessment of Compensation Policies and Procedures
Our Compensation Committee has reviewed our material compensation policies and practices applicable to our employees, including our Named Executive Officers, and concluded that these policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (4)
David W. Michelson	—	—	—	N/A	48,000	$ 1,104,000
Julie A. McGraw	39,800	—	$21.81	1/9/2016	1,238	28,474
Anthony J. Mercurio	20,000	—	20.41	2/8/2016	1,856	42,688
Terry E. Phillips	—	—	—	N/A	928	21,344
Arthur J. Gonzales	32,000	8,000	22.95	2/17/2019	—	—
Gary N. Monda	19,500	—	13.50	2/2/2015	1,238	28,474
 _____

(1)	This column includes stock options that were fully exercisable at December 31, 2013.

(2)	These options became exercisable on January 1, 2014.

(3)	These shares vest according to the following schedule:

Name	Vesting Date	2014	2015	2016	2017	Total Number of Shares
David W. Michelson	January 1,	12,000	12,000	12,000	12,000	48,000
Julie A. McGraw	February 20,	—	—	1,238	—	1,238
Anthony J. Mercurio	February 20,	—	—	1,856	—	1,856
Terry E. Phillips	February 20,	—	—	928	—	928
Arthur J Gonzales	—	—	—	—	—	—
Gary N. Monda	February 20,	—	—	1,238	—	1,238

(4)	The value of restricted shares that have not vested is calculated by multiplying the number of the non-vested shares by $23.00, the closing market price of our common shares at December 31, 2013.
OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
David W. Michelson	—	—	12,000	$ 345,840
Julie A. McGraw	—	—	—	—
Anthony J. Mercurio	—	—	—	—
Terry E. Phillips	21,088	$ 258,598	—	—
Arthur J. Gonzales	—	—	—	—
Gary N. Monda	—	—	—	—
 _____

(1)	Represents the difference between the per share market price of the underlying common shares at exercise and the per share exercise price or base price of the stock options exercised.

(2)	Represents the number of shares of stock acquired upon vesting multiplied by the market value of the underlying shares on the vesting dates.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Our Named Executive Officers’ employment may be terminated under several possible scenarios. In certain of these scenarios, our plans, agreements, arrangements or typical practices would provide severance benefits in varying amounts to the executive. We have an Employment and Non-Competition Agreement with Mr. Michelson, our President and Chief Executive Officer. In addition, our LTIP and Management Bonus Plan each provide for the acceleration of awards and vesting upon a change in control or a termination following a change in control. These plans do not discriminate as to scope or terms in favor of our Named Executive Officers, but awards under these plans are made to a very limited group of senior management employees. All terms are generally applicable to all participants in such plans.
The following narrative discussion summarizes the various agreements or arrangements that could provide benefits to one of our Named Executive Officers upon a termination or change in control.
Employment Agreement with Mr. Michelson
On March 12, 2007, we entered into an Employment and Non-Competition Agreement with Mr. Michelson pursuant to which he agreed to serve as our President and Chief Operating Officer. We included a copy of Mr. Michelson’s agreement as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2006. Effective January 1, 2008, we amended Mr. Michelson’s agreement to account for his promotion to Chief Executive Officer. We included a copy of the amendment to Mr. Michelson’s agreement as an exhibit to our Current Report on Form 8-K filed on January 4, 2008. Although we have summarized key provisions in this discussion, shareholders are encouraged to read the entire documents for additional detail.
The initial term of Mr. Michelson’s employment agreement was from January 1, 2007 through January 2, 2009, after which the term continues unless and until one party gives the other 90 days advance written notice of termination. Effective as of January 1, 2008, we promoted Mr. Michelson to Chief Executive Officer and, in connection with the promotion, amended his agreement to increase his base salary to $350,000 per year, subject to review and potential increase but not decrease, and to provide that he will be eligible to receive an annual bonus with a target equal to 100% of his base salary for each year, as long as he remained employed by us, subject to the terms and conditions of our Management Bonus Plan. The agreement provides for certain perquisites during its term (car allowance and standard office perquisites), paid time off and participation by Mr. Michelson in our LTIP and benefit plans in effect from time to time. The agreement also subjects Mr. Michelson to non-competition and non-solicitation covenants.
If Mr. Michelson’s employment is terminated by us without cause, upon Mr. Michelson’s death or disability, or by Mr. Michelson for good reason or upon the Company’s failure to renew the term of the agreement, we will pay and provide to Mr. Michelson (1) his base salary at the rate in effect immediately before the termination through the first anniversary of his termination date, (2) prior year bonuses as if he were actively employed through the scheduled date of payment, (3) a pro rata portion of any bonus he would have received under the Management Bonus Plan had his employment continued through the year of termination and (4) full vesting of any unvested stock options.
The terms “cause” and “good reason” are each defined in the agreement. Cause means (1) a conviction of a felony, (2) dishonesty or willful misconduct that is materially detrimental or adverse to our best interests, (3) violation of non-competition or non-solicitation covenants or (4) abandonment or continuing neglect of duties. Good reason means (1) a material reduction in base salary, (2) a decrease of a target bonus opportunity below 100% of Mr. Michelson’s base salary, (3) a significant reduction of his duties, responsibilities or position or (4) a material change in his principal place of employment.
Long Term Incentive Plan
Our LTIP provides for the acceleration of the lapse of restrictions on restricted shares, and the acceleration of vesting of stock option awards, upon a change in control, death, disability, retirement or hardship. The change in control triggers are described in the section titled “Compensation Discussion & Analysis-Change of Control Payments” on page 13 of this Amendment. Although such acceleration is not automatic, the Compensation Committee has consistently exercised its discretion to include an acceleration mechanism in each stock option and restricted share award agreement with all participants, including our Named Executive Officers on the basis of a change in control, death or disability. We do not make payments to any Named Executive Officer under the LTIP if he or she would receive the same payment under another agreement.

Management Bonus Plan
In the event of a change in control and if prior to the first anniversary of the change in control we terminate a participant’s employment other than for cause, or a participant terminates his or her employment for good reason, then we will pay to such participant a lump sum cash distribution of his or her unpaid bonus awards within 10 days following the date of his or her termination of employment. This amount is prorated if the change in control and termination occur during a performance period (and after the applicable awards have been established for such period). Mr. Michelson receives these payments under his employment agreement, as described in the table below.
The terms “cause” and “good reason” are defined in the Management Bonus Plan. Cause means (1) a material failure to perform duties, (2) commission of a felony or any crime involving dishonest acts or (3) a breach of fiduciary duties or a material violation of any corporate governance and ethics policies. Good reason means (1) a material reduction in base salary, (2) a material reduction of authority, duties or responsibilities or (3) a material change in the participant’s principal place of employment.
The following table summarizes the amounts payable under the agreements and plans described above to Named Executive Officers upon termination under specified circumstances or upon a change in control, assuming such triggering event occurred on December 31, 2013.

Event	David W. Michelson	Julie A. McGraw	Anthony J. Mercurio	Terry E. Phillips	Arthur J. Gonzales	Gary N. Monda
Michelson’s Employment Agreement
Termination without Cause or failure to renew term, upon death or disability, or by Mr. Michelson for Good Reason (1)	$ 564,918	N/A	N/A	N/A	N/A	N/A

Long Term Incentive Plan (2)
Change in Control, death or disability - acceleration of vesting of stock options and the lapse of restrictions on restricted shares (3)	$1,104,000	$28,474	$42,688	$21,344	$400	$28,474

Management Bonus Plan
Termination other than for Cause or by named executive officer for Good Reason within one year following a Change in Control (4)	N/A	$ 87,814	$ 110,240	$ 70,207	$79,208	$73,793

(1)	This amount represents Mr. Michelson’s salary and includes the acceleration of vesting of prior year bonuses under the Management Bonus Plan.

(2)
The value of restricted shares reported in this table is calculated by multiplying the number of the restricted shares by $23.00, the closing market price of our common shares at December 31, 2013. The value of stock options reported in this table represents the difference between the exercise price of the participant’s stock options and $23.00, the closing market price of our common shares at December 31, 2013, multiplied by the number of unvested options held by the participant on December 31, 2013.

(3)	All Named Executive Officer totals include the lapse of restrictions on restricted shares under the Long Term Incentive Plan. Only Mr. Gonzales has outstanding unvested stock options.

(4)	Mr. Michelson’s prior year bonuses payable under the Management Bonus Plan are included in his employment agreement totals.

2013 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	All Other Compensation	Total ($)
Joseph E. (Jeff) Consolino (1)	$15,014	—	$15,014
Theodore H. Elliott, Jr. (2)	39,250	—	39,250
Gary J. Gruber (1)	—	—	—
Keith A. Jensen (1)	41,500	—	41,500
Donald D. Larson (1)	—	—	—
David W. Michelson (1)	—	—	—
Vito C. Peraino (1)	—	—	—
Joel Schiavone	79,000	—	79,000
Donald W. Schwegman	65,083	—	65,083
Alan R. Spachman (3)	123,695	$4,472	128,167
Michael A. Spachman (2)	43,228	—	43,228
 _____

(1)
Directors are not compensated for their participation on our Board of Directors if they were employed by us, our parent company, GAIC or AFG. Consequently, Mr. Gruber, Mr. Peraino, Mr. Larson and Mr. Michelson received no compensation during 2013. Mr. Consolino was appointed as Chairman of the Board, replacing Mr. Spachman, effective February 15, 2013 and assumed the position of executive vice president of AFG effective February 16, 2013. As such Mr. Consolino is no longer compensated for his participation on our Board of Directors. Prior to such time, Mr. Consolino received his quarterly retainer and meeting fees in common shares in lieu of cash pursuant to an annual election. Mr. Jensen retired from AFG in March 2013 and at such time became eligible for board compensation. Mr. Jenson receives a portion of his retainer and meeting fees in common shares in lieu of cash pursuant to an annual election.

(2)	Mr. Elliot, a Class I director, was replaced by Mr. Michael Spachman on May 2, 2013.

(3)
Amounts in “All Other Compensation” represent payments made to Mr. Spachman, during the time he served as Chairman of the Board, in lieu of reimbursing him for certain office related expenses, expenses related to insurance coverages, and certain office expenses.

Prior to 2013, each independent director received an annual retainer of $40,000. Effective in 2013, the Board and Compensation Committee approved an annual retainer for independent directors of $50,000. The increased retainer began with the Board's meeting in May of 2013, and the increase was prorated for the year.
The Chairman of the Board would have received an annual retainer of $65,000. The chairperson of the Audit Committee received an additional $15,000 retainer and independent directors, who are members of the Audit Committee, received an additional $7,500 retainer. If an independent director, the chairperson of the Compensation Committee would have received an additional $5,000 annual retainer and the chairperson of the Nominating/Governance Committee would have received an additional $2,500 retainer. The chairperson of the Steering Committee did not receive a retainer in addition to meeting fees, but would have received $2,000 for each Steering Committee meeting attended in person and $1,000 for each Steering Committee meeting attended via telephone. Independent directors and the Chairman of the Board received $2,000 for each Board meeting attended in person and $1,000 for each Board meeting attended via telephone. Independent directors received $1,000 for each committee meeting attended regardless of whether attendance was in person or via telephone.
The independent directors will not receive multiple fees if a committee holds a meeting on the same day or within one day of a Board meeting, but will receive multiple fees if multiple days of committee meetings occur not within one day of a Board meeting. We reimburse independent directors for reasonable travel expenses incurred in connection with their services as directors. Any director who is also our employee or an employee of AFG or GAIC does not receive any compensation or expense reimbursements for serving as a director or committee member. As such, our Chairman of the Board, Joseph E. (Jeff) Consolino, does not receive a retainer for serving in such capacity.
Our independent directors may elect on an annual basis to receive their retainers and/or meeting fees in common shares in lieu of cash. During 2013 prior to his appointment as Chairman of the Board, Mr. Consolino made this election and received his Board retainer and meeting fees in common shares. In addition, in 2013, Mr. Jensen also elected to receive 40% of his Board retainer in common shares and the remainder of the amount in cash. The ability for our independent directors to make such an election was originally approved by the full Board of Directors in 2006 and is reconsidered annually. We value the shares as of the close of the last trading day of each calendar quarter. We pay any fractional share amounts in cash.
Compensation Committee
The Compensation Committee performs the following functions, among others:

•	discharges the Board of Directors’ responsibilities relating to establishing and/or approving compensation of our Directors and executive officers;

•	administers our equity compensation programs, including our LTIP;

•	produces an annual report on executive compensation for inclusion in our Proxy Statement;

•	reviews corporate goals and objectives relative to executive compensation;

•	evaluates our chief executive officer’s performance in light of corporate objectives; and

•	sets our chief executive officer’s compensation based on the achievement of corporate objectives.

As previously stated in this Amendment, the Compensation Committee is comprised of the following six Directors: Mr. Consolino, Mr. Jensen, Mr. Larson, Mr. Peraino, Mr. Schiavone, and Mr. Alan Spachman. Mr. Larson serves as chairperson of the Compensation Committee. Mr. Elliott served as a member of the Compensation Committee from January 2013 until the shareholder meeting occurring in May 2013. Mr. Schiavone is independent in accordance with the NASDAQ Stock Market’s listing standards and is an outside director under the definition of Section 162(m) of the Internal Revenue Code. We are not required to meet independence requirements under the rules of the NASDAQ Stock Market due to the “controlled company” exemption that applies to companies where more than 50% of the voting power for the election of directors is held by an individual, a group, or another company. Our Compensation Committee meets every February independent from the Board and more frequently as necessary with respect to compensation matters. The Compensation Committee met four times independent of the full Board meetings in 2013. All members attended all of the meetings with the exception of Mr. Schiavone who only attended three of the meetings occurring in 2013. The Compensation Committee has also acted in connection with regularly scheduled Board meetings to address a specific compensation matter or other topics required by its charter. We have established processes and procedures for the consideration and determination of executive officer and director compensation. The Compensation Committee has broad authority with respect to compensation matters, but it works closely with our Chief Executive Officer. Our Chief Executive Officer makes recommendations for base salary, annual incentive bonus, and long term incentive awards for our other executive officers and then the Compensation Committee reviews these recommendations, deliberates and makes any necessary adjustments, and ultimately approves all compensation elements for our executive officers, including for our Chief Executive Officer. We have followed a similar process in establishing compensation for our independent directors. The Compensation Committee does not delegate its authority to other persons, except that it has adopted a standing resolution approving the grant of stock options to purchase 20,000 common shares to any newly elected assistant vice president, our lowest tier of officer. Such a grant must be in accordance with the terms of the resolution, our LTIP, and our standard award agreements. To date, neither our management nor the Compensation Committee has engaged a compensation consultant.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
PRINCIPAL SHAREHOLDERS
The following shareholders are the only persons known by us to beneficially own more than 5% of our outstanding common shares as of April 15, 2014:

Name and Address of Beneficial Owner	Common Shares Held (1)	Percent of Class
Great American Insurance Company	10,200,000	51.5%
301 East Fourth Street Cincinnati, Ohio 45202
T. Rowe Price Associates, Inc. (2)	1,568,930	7.9%
100 E. Pratt Street Baltimore, Maryland 21202
Alan R. Spachman (3)	1,823,685	9.2%
c/o National Interstate Corporation 3250 Interstate Drive Richfield, Ohio 44286
 ____

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. The number of shares outstanding on April 15, 2014 were 19,821,200.

(2)
Based on information contained in a Schedule 13G/A filed with the SEC on February 10, 2014. As of December 31, 2013, T. Rowe Price Associates, Inc. (“Price Associates”) had sole voting power with respect to 708,730 of these shares and had sole dispositive power with respect to 1,971,530 shares. These securities are owned by various individual and institutional investors including T. Rowe Price Small-Cap Value Fund, Inc., which as of December 31, 2013, had sole voting power with respect to 1,250,600 shares, representing 6.3% of the shares outstanding, for which Price Associates serves as an investment adviser with power to direct investments and/or sole power to vote the securities. For the purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Based on information contained in a Schedule 14D-9 filed by Price Associates with the SEC on February 25, 2014, Price Associates sold 402,600 shares between February 5, 2014 and February 11, 2014 (397,600 shares sold on February 5, 2014, 4,600 shares sold on February 6, 2014, and 400 shares sold on February 11, 2014), but Price Associates did not indicate the effect these transactions had on its number of shares over which it has voting and/or dispositive power.

(3)
Mr. Spachman has sole voting power and sole dispositive power with respect to all of these shares. In addition to the amount listed in the table above, Mr. Spachman is the beneficiary, but not the trustee, of the Alan R. Spachman GRAT No. 4, which currently holds 147,229 common shares. Based upon Mr. Spachman's Schedule 13D filed with the SEC on February 14, 2014, Mr. Spachman does not have voting or dispositive power with respect to these 147,229 shares.

Securities Ownership
The following table sets forth information, as of April 15, 2014, concerning the beneficial ownership of our equity securities by our current Directors, the executive officers included in the Summary Compensation Table and by all of our current Directors and executive officers as a group. Such information is based on data furnished by the persons named. Except as set forth in the following table, no Director or executive officer beneficially owned 1% or more of any class of our equity securities outstanding at April 15, 2014. Unless otherwise indicated, beneficial ownership of the equity securities held by each individual consists of sole voting power and sole investment power or of voting power and investment power that is shared with the individual’s spouse or family member.

Name of Beneficial Owner	Number of Shares (1)	Percent
David W. Michelson (2)	223,275	1.1%
Julie A. McGraw (2)	42,978	*
Anthony J. Mercurio (2)	49,489	*
Terry E. Phillips (2)	46,731	*
Gary N. Monda (2)	66,978	*
Arthur J. Gonzales (2)	41,740	*
Joseph E. (Jeff) Consolino	9,479	*
Gary J. Gruber	1,000	*
Keith A. Jensen	2,082	*
Donald D. Larson	1,000	*
Vito C. Peraino	1,000	*
Joel Schiavone	55,875	*
Donald W. Schwegman	-	*
Alan R. Spachman	1,823,685	9.2%
Michael A. Spachman	146,362	*

Directors and executive officers as a group (15 people)	2,511,674	12.6%

____

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable. The table also includes the number of common shares that may be acquired pursuant to options that are currently exercisable or will be exercisable within 60 days of April 15, 2014 (Ms. McGraw-39,800; Mr. Mercurio-20,000; Mr. Monda-19,500; Mr. Gonzales-40,000). Mr. Schiavone has 55,875 shares pledged as security.

(2)
Beneficial ownership includes shares of service-based restricted stock, in which the owners have sole voting power (Mr. Michelson-36,000; Ms. McGraw-2,978; Mr. Phillips-2,668; Mr. Monda-2,978; Mr. Mercurio-4,465; Mr. Gonzales-1,740).

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

ITEM 13    Certain Relationships and Related Transactions, and Director Independence
DIRECTOR INDEPENDENCE
Our Board of Directors has determined that Mr. Schwegman, Mr. Schiavone, and Mr. Michael Spachman are considered "independent" directors and committee members in accordance with the NASDAQ Stock Market’s listing standards and SEC regulations. As previously discussed, these three directors serve on our Audit Committee. Mr. Schiavone also serves as a member on our Compensation Committee and Nominating/Governance Committee. Mr. Schiavone also qualifies as an outside director under the definition of Section 162(m) of the Internal Revenue Code. We are not required to meet independence requirements under the rules of the NASDAQ Stock Market due to the “controlled company” exemption that applies to companies where more than 50% of the voting power for the election of directors is held by an individual, a group, or another company.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
We are party to several agreements with GAIC relating to reinsurance and underwriting. The terms of these agreements, as described below, were negotiated by us and GAIC. We believe that the terms of these agreements are comparable to those that we could obtain from independent third parties. We are also a party to certain reinsurance treaties with Validus Reinsurance, Ltd., a subsidiary of Validus Holdings, Ltd., as further described below. Additionally, we have previously entered into an agreement with GAIC and our director, Mr. Alan Spachman, relating to registration rights and rights of first refusal to buy back their shares in certain circumstances. Our Board of Directors has approved the terms of these agreements. We have also recently entered into a settlement agreement with our director, Mr. Alan Spachman, relating to the proceeding captioned Alan R. Spachman v. Great American Insurance Co., et al., in the United States District Court for the Northern District of Ohio, in Cleveland, case No. 14-CV-00509 ("Spachman v. GAIC").
Reinsurance, Underwriting and Other Arrangements
We are a party with GAIC to an Underwriting Management Agreement pursuant to which we agreed to underwrite and service policies of insurance related to public commercial transportation and recreation vehicles for a fee. Under the terms of the agreement, we pay GAIC a fee based on a percentage ranging from 1.5% to 3.0% of written premiums. The written premiums totaled approximately $1.8 million in 2012. During 2013, the fees we paid to GAIC under this agreement were approximately $30 thousand.
Historically, GAIC has participated in our excess of loss treaties for passenger transportation, truck and Hawaii general commercial business. Currently, GAIC only participates on our Hawaii general commercial treaty with $52 thousand in premium ceded to GAIC in 2013. Though GAIC no longer participates on our truck or passenger treaties cession activity in 2013 related to audits and/or the truck contingent commission were $- and $65 thousand, respectively.
We, GAIC, and its affiliated insurance companies are also parties to a Reinsurance Agreement pursuant to which we assume all of the risk and exposure on the polices we administer under the terms of the Underwriting Management Agreement. We anticipate that these agreements will remain in force under the same terms and conditions for the foreseeable future. However, pursuant to its terms, the Underwriting Management Agreement may be terminated without cause by either party from time to time and is terminable immediately (but not automatically) upon termination of the related reinsurance treaty or if we no longer employed

Mr. Alan Spachman. To date, GAIC has not exercised its right to terminate the Underwriting Management Agreement on the basis of Mr. Alan Spachman no longer being employed by us, and we do not expect GAIC to do so. Additionally, GAIC or AFG perform certain services for us without charge including, without limitation, actuarial services and on a consultative basis internal audit, legal, accounting, and other support services. We believe, based on discussions with GAIC, that these services will continue to be provided from the affiliated entity in the future.
Effective October 1, 2012, we entered into an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of AFG, whereby AMMC will manage a portion of our investment portfolio at an annual cost of 15 basis points of the portfolio’s fair value. AMMC’s management of this portion of our portfolio commenced during the fourth quarter of 2012. In 2013, fees for such services approximated $0.9 million.
Validus Reinsurance, Ltd. participates on one of our Hawaii property quota share reinsurance treaties and on a workers’ compensation excess of loss reinsurance treaty. In 2013, premiums ceded to Validus Reinsurance, Ltd. under these treaties totalled approximately $0.7 million and ceding commission to us was approximately $0.2 million. These treaties were negotiated at arms length through an independent reinsurance broker as part of our customary reinsurance evaluation and placement process. Our Chairman of the Board is also a director of Validus Holdings, Ltd., the parent of Validus Reinsurance, Ltd.
Settlement Agreement
On April 18, 2014, we entered into an agreement with our director, Mr. Alan Spachman, whereby we agreed to reimburse Mr. Alan Spachman for a portion of his legal fees and expenses that he incurred personally in connection with the tender offer by GAIC for all of our publicly traded shares that GAIC did not already own. The agreement provides that we pay $0.6 million to Mr. Spachman, and that all parties to the Spachman v. GAIC proceeding, including us, receive mutual releases for all matters regarding the tender offer. This proceeding named Messrs. Joseph E. (Jeff) Consolino, Gary J. Gruber, Keith A. Jensen, Donald D. Larson, David W. Michelson, and Vito C. Peraino individually and each of the aforementioned directors were parties to the agreement. Within seven days of such payment to Mr. Alan Spachman, the parties agreed to file with the court a joint stipulation to dismiss all claims with prejudice. The payment of $0.6 million was remitted on April 25, 2014.
Registration Rights Agreement and Right of First Refusal
Upon the completion of our initial public offering, we entered into an agreement with GAIC and Mr. Alan Spachman, pursuant to which we granted each of them registration rights in exchange for our right of first refusal to buy back their shares in connection with certain proposed sales of their common shares. Our right of first refusal will be triggered by any gift, bequest, sale, exchange, transfer, assignment or other disposition of all or any portion of the common shares owned, whether beneficially or of record, by either of Mr. Alan Spachman or GAIC, other than the transfer of shares (1) in a charitable gift or a bequest, without consideration, so long as the number of common shares transferred to one person or group of related persons as a result of such gift or bequest or series of related gifts or bequests is less than 10.0% of our total issued and outstanding common shares immediately prior to such gift, (2) pursuant to an underwriting agreement, a purchase agreement or similar arrangement to which we, GAIC and/or Mr. Alan Spachman are party relating to an underwritten public offering of our common shares, (3) in a public or privately negotiated sale, so long as, to the knowledge of the selling shareholder, each purchaser in such negotiated sale or series of negotiated sales, either alone or as a member of a group of related or affiliated purchasers, will not be the beneficial owner of 10.0% or more of our total issued and outstanding common shares immediately following such sale, (4) pursuant to a tender offer or exchange offer approved or recommended by at least two-thirds of our shareholders or (5) to any trust or other entity, for financial planning or estate planning purposes, without consideration, the primary beneficiary of which is Mr. Spachman or his lineal descendants.
Review, Approval, or Ratification of Transactions with Related Parties
We have established procedures for reviewing transactions between us and our directors and executive officers, their immediate family members, and entities with which they have a position or relationship. These procedures help us evaluate whether any such related party transaction could impair the independence of a director or present a conflict of interest on the part of a director or executive officer.
Our Audit Committee charter specifically requires the Audit Committee to review and approve all related party transactions which are required to be disclosed under Item 404 of Regulation S-K, and to further consider and review possible conflicts of interest of current or former directors and executive officers. In addition, our Code of Ethics and Conduct requires our directors, executive officers, and all employees to provide full disclosure of the circumstances surrounding any potential conflict of interest and refrain from any related decision making process. Directors and officers must provide this full disclosure to our General Counsel and the Audit Committee.
To capture all relevant information with respect to such transactions, we annually require each of our directors and executive officers to complete a Code of Ethics and Conduct and Conflict of Interest statement as well as a Director and Officer Questionnaire that, among other things, elicits information about related person transactions. Our General Counsel reviews the information disclosed in these documents, and reviews any unique circumstances potentially involving a related party transaction with our Chief Financial Officer, other members of management and the Audit Committee, as warranted. The Audit Committee, and possibly the full Board, would review any specific fact patterns as required.

ITEM 14    Principal Accountant Fees and Services
Audit Fees and Non-Audit Fees
The following table presents fees for professional audit services by Ernst & Young LLP for the audit of our annual financial statements for the years ended December 31, 2013 and 2012, respectively, and fees billed for other services rendered by them during these periods.

	2013	2012
Audit fees (1)	$1,209,750	$1,134,640
Audit-related fees (2)	—	2,000
Tax fees (3)	31,500	27,000
All other fees (4)	2,125	2,125

Total	$1,243,375	$1,165,765

 ____

(1)
Ernst & Young LLP’s aggregate fees for audit services related to the U.S. generally accepted accounting principles financial statements, statutory insurance company audits, reviews of Securities and Exchange Commission filings and timely interim reviews.

(2)	Ernst & Young LLP’s audit-related fees relate to assurance services, which for 2012 relate to review services associated with the SEC comment letter received on our 2011 Form 10-K.

(3)	Ernst & Young LLP’s tax fees relate to tax compliance and routine advisory services, including the review of the federal tax return.

(4)	All other fees are related to an EYOnline subscription, which we use to conduct financial research.

Audit Committee Pre-Approval Policies

The Audit Committee has adopted policies that require its approval for any non-audit services to be provided to us by our independent registered public accounting firm. The Audit Committee delegates authority to the Committee Chairman to approve certain non-audit services. Pursuant to these procedures and delegation of authority, the Audit Committee was informed of and approved all of the audit and other services described above. No services were provided with respect to the de minimus waiver process provided by the rules of the SEC.

PART IV

ITEM 15    Exhibits and Financial Statement Schedules

(a)	No Financial Statements or Financial Statement Schedules are filed with this Amendment.

(b)	The Exhibits listed below are filed as part of this Amendment:

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	President and Chief Executive Officer
Signed: April 30, 2014
Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature
/s/ DAVID W. MICHELSON	Director, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2014
David W. Michelson

/s/ JULIE A. MCGRAW	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2014
Julie A. McGraw

/s/ JOSEPH E. (JEFF) CONSOLINO*	Chairman of the Board	April 30, 2014
Joseph E. Consolino

/s/ GARY J. GRUBER*	Director	April 30, 2014
Gary J. Gruber

/s/ KEITH A. JENSEN*	Director	April 30, 2014
Keith A. Jensen

/s/ DONALD D. LARSON*	Director	April 30, 2014
Donald D. Larson

/s/ VITO PERAINO*	Director	April 30, 2014
Vito Peraino

/s/ JOEL SCHIAVONE*	Director	April 30, 2014
Joel Schiavone

/s/ DONALD W. SCHWEGMAN*	Director	April 30, 2014
Donald W. Schwegman

/s/ ALAN R. SPACHMAN*	Director	April 30, 2014
Alan R. Spachman

/s/ MICHAEL A. SPACHMAN*	Director	April 30, 2014
Michael A. Spachman

•	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact