Form 10-Q
period 2014-03-31
National Interstate CORP
filed 2014-05-08
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                      .
Commission File Number: 000-51130

National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Interstate Drive, Richfield, OH	44286-9000
(Address of principal executives offices)	(Zip Code)
(330) 659-8900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of May 5, 2014 was 19,755,205.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $915,922 and $914,149, respectively)	$942,736	$933,579
Equity securities available-for-sale, at fair value (amortized cost – $62,190 and $55,537, respectively)	74,038	65,770
Other invested assets	42,809	40,395
Total investments	1,059,583	1,039,744
Cash and cash equivalents	49,717	35,684
Accrued investment income	8,330	8,644
Premiums receivable, net of allowance for doubtful accounts of $3,232 and $3,225, respectively	243,732	244,934
Reinsurance recoverable on paid and unpaid losses	166,967	169,210
Prepaid reinsurance premiums	44,495	37,867
Deferred policy acquisition costs	24,248	23,025
Deferred federal income taxes	21,282	25,826
Property and equipment, net	25,117	24,753
Funds held by reinsurer	2,669	3,780
Intangible assets, net	8,003	8,073
Prepaid expenses and other assets	2,654	2,287
Total assets	$1,656,797	$1,623,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$814,792	$803,782
Unearned premiums and service fees	290,122	283,582
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	85,422	80,999
Reinsurance balances payable	29,337	26,317
Accounts payable and other liabilities	41,259	44,516
Commissions payable	13,836	13,934
Assessments and fees payable	4,208	6,413
Total liabilities	1,290,976	1,271,543
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,595 and 3,689 shares, respectively, in treasury	234	234
Additional paid-in capital	58,352	56,481
Retained earnings	287,203	281,518
Accumulated other comprehensive income	25,131	19,281
Treasury shares	(5,099)	(5,230)
Total shareholders’ equity	365,821	352,284
Total liabilities and shareholders’ equity	$1,656,797	$1,623,827
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Premiums earned	$133,503	$126,907
Net investment income	8,702	7,963
Net realized gains on investments (*)	2,605	1,546
Other	760	833
Total revenues	145,570	137,249
Expenses:
Losses and loss adjustment expenses	102,580	96,611
Commissions and other underwriting expenses	22,538	22,860
Other operating and general expenses	5,460	5,425
Transaction expenses	2,010	—
Expense on amounts withheld	1,555	1,203
Interest expense	74	75
Total expenses	134,217	126,174
Income before income taxes	11,353	11,075
Provision for income taxes	3,298	3,058
Net income	$8,055	$8,017
Net income per share – basic	$0.41	$0.41
Net income per share – diluted	$0.41	$0.41
Weighted average of common shares outstanding – basic	19,693	19,610
Weighted average of common shares outstanding – diluted	19,771	19,770
Cash dividends per common share	$0.12	$0.11
(*) Consists of the following:
Net realized gains before impairment losses	$2,839	$1,563
Total losses on securities with impairment charges	(45)	(17)
Non-credit portion recognized in other comprehensive income	(189)	—
Net impairment charges recognized in earnings	(234)	(17)
Net realized gains on investments	$2,605	$1,546
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$8,055	$8,017
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	9,608	4,393
Reclassification adjustment for net realized gains included in net income	(609)	(392)
Total other comprehensive income, before tax	8,999	4,001
Deferred income taxes on other comprehensive income	3,149	1,401
Other comprehensive income, net of tax	5,850	2,600
Total comprehensive income	$13,905	$10,617
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net income			8,055			8,055
Other comprehensive income, net of tax				5,850		5,850
Dividends on common stock			(2,370)			(2,370)
Issuance of 94,287 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,663			131	1,794
Net tax effect from exercise/vesting of stock-based compensation		(21)				(21)
Stock compensation expense		229				229
Balance at March 31, 2014	$234	$58,352	$287,203	$25,131	$(5,099)	$365,821

Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			8,017			8,017
Other comprehensive income, net of tax				2,600		2,600
Dividends on common stock			(2,166)			(2,166)
Issuance of 44,395 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		657			61	718
Net tax effect from exercise/vesting of stock-based compensation		24				24
Stock compensation expense		191				191
Balance at March 31, 2013	$234	$55,660	$278,469	$34,234	$(5,265)	$363,332
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$8,055	$8,017
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,143	1,865
Provision for depreciation and amortization	968	1,391
Net realized gains on investment securities	(2,605)	(1,546)
Deferred federal income taxes	1,394	1,425
Stock compensation expense	229	191
(Increase) decrease in deferred policy acquisition costs, net	(1,223)	79
Increase in reserves for losses and loss adjustment expenses	11,010	10,134
Decrease (increase) in premiums receivable	1,202	(1,056)
Increase in unearned premiums and service fees	6,540	3,822
Decrease in interest receivable and other assets	1,058	1,343
Increase in prepaid reinsurance premiums	(6,628)	(6,020)
Decrease in accounts payable, commissions and other liabilities and assessments and fees payable	(5,560)	(6,663)
Increase in amounts withheld or retained for accounts of others	4,423	2,109
Decrease in reinsurance recoverable	2,243	6,175
Increase in reinsurance balances payable	3,020	5,357
Other	9	—
Net cash provided by operating activities	25,278	26,623
Investing activities
Purchases of fixed maturities	(34,016)	(67,272)
Purchases of equity securities	(8,140)	(5,322)
Proceeds from sale of fixed maturities	7,794	3,608
Proceeds from sale of equity securities	1,369	1,690
Proceeds from maturities and redemptions of investments	24,229	45,507
Change in other investments, net	(614)	(625)
Capital expenditures	(1,270)	(975)
Net cash used in investing activities	(10,648)	(23,389)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	(21)	24
Issuance of common shares from treasury upon exercise of stock options or stock award grants	1,794	718
Cash dividends paid on common shares	(2,370)	(2,166)
Net cash used in financing activities	(597)	(1,424)
Net increase in cash and cash equivalents	14,033	1,810
Cash and cash equivalents at beginning of period	35,684	41,981
Cash and cash equivalents at end of period	$49,717	$43,791
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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $109.6 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of March 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,477	$100,599	$—	$102,076
Foreign government obligations	—	3,533	—	3,533
State and local government obligations	—	350,815	860	351,675
Residential mortgage-backed securities	—	205,676	—	205,676
Commercial mortgage-backed securities	—	33,959	—	33,959
Corporate obligations	—	184,460	4,976	189,436
Other debt obligations	—	48,846	3,278	52,124
Redeemable preferred stocks	3,769	—	488	4,257
Total fixed maturities	5,246	927,888	9,602	942,736
Equity securities:
Common stocks	52,014	—	3,050	55,064
Nonredeemable preferred stocks	9,438	9,536	—	18,974
Total equity securities	61,452	9,536	3,050	74,038
Total fixed maturities and equity securities	66,698	937,424	12,652	1,016,774
Cash and cash equivalents	49,717	—	—	49,717
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$116,415	$937,424	$12,652	$1,066,491

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
The tables above exclude other invested assets of $42.8 million and $40.4 million at March 31, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three months ended March 31, 2014, there were five nonredeemable preferred stocks, totaling $4.9 million, that transferred from Level 1 to Level 2 due to changes in trading activity. During the three months ended March 31, 2013 there were no securities transferred between Level 1 and Level 2. The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014.

	Three Months Ended March 31, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	—	—	—	—
Included in other comprehensive income	1	57	2	1	50	—
Purchases and issuances	—	—	—	—	1,500	—
Sales, settlements and redemptions	—	(50)	(35)	—	—	(583)
Transfers in and/or (out) of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$860	$4,976	$3,278	$488	$3,050	$—
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—
The following table presents a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2013.

	Three Months Ended March 31, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	7	98	1	(6)
Purchases and issuances	—	1,000	—	969
Sales, settlements and redemptions	—	(49)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at March 31, 2013	$844	$8,707	$484	$963
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—
At March 31, 2014, the Company had twelve securities with a fair value of $12.7 million that are included in Level 3, which represented 1.2% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 3.5% of the Company’s shareholders’ equity at March 31, 2014, any change in unobservable inputs would not have a material impact on the Company’s financial position.

3. Investments
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
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$98,782	$3,361	$(67)	$102,076
Foreign government obligations	3,519	14	—	3,533
State and local government obligations	342,741	10,176	(1,242)	351,675
Residential mortgage-backed securities	199,639	8,392	(2,355)	205,676
Commercial mortgage-backed securities	32,507	1,469	(17)	33,959
Corporate obligations	182,223	8,026	(813)	189,436
Other debt obligations	52,343	210	(429)	52,124
Redeemable preferred stocks	4,168	114	(25)	4,257
Total fixed maturities	915,922	31,762	(4,948)	942,736
Equity securities:
Common stocks	44,477	11,215	(628)	55,064
Nonredeemable preferred stocks	17,713	1,597	(336)	18,974
Total equity securities	62,190	12,812	(964)	74,038
Total fixed maturities and equity securities	$978,112	$44,574	$(5,912)	$1,016,774
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$91,360	$3,282	$(285)	$94,357
Foreign government obligations	3,529	24	—	3,553
State and local government obligations	351,866	8,155	(3,218)	356,803
Residential mortgage-backed securities	197,376	8,034	(3,185)	202,225
Commercial mortgage-backed securities	33,503	1,483	(23)	34,963
Corporate obligations	186,899	7,060	(1,509)	192,450
Other debt obligations	45,448	146	(478)	45,116
Redeemable preferred stocks	4,168	72	(128)	4,112
Total fixed maturities	914,149	28,256	(8,826)	933,579
Equity securities:
Common stocks	39,755	10,842	(952)	49,645
Nonredeemable preferred stocks	15,782	1,047	(704)	16,125
Total equity securities	55,537	11,889	(1,656)	65,770
Total fixed maturities and equity securities	$969,686	$40,145	$(10,482)	$999,349
The table above excludes other invested assets of $42.8 million and $40.4 million at March 31, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 37.3% of the Company’s fixed maturity portfolio at March 31, 2014, with approximately $289.3 million, or 82.3%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.7% of such securities were rated investment grade (as determined by nationally recognized agencies) at March 31, 2014. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2014.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at March 31, 2014 and December 31, 2013 were $3.4 million and $3.5 million, respectively.
The amortized cost and fair value of fixed maturities at March 31, 2014 are shown below by contractual maturity. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 4 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$37,285	$37,810
Due after one year through five years	226,117	236,707
Due after five years through ten years	318,445	324,614
Due after ten years	101,929	103,970
	683,776	703,101
Mortgage-backed securities	232,146	239,635
Total	$915,922	$942,736

Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Fixed maturity gains	$476	$342
Fixed maturity losses	(189)	—
Equity security gains	515	415
Equity security losses	(46)	(54)
Other investments, net gains	1,849	843
Net realized gains on investments	$2,605	$1,546
Pre-tax net realized gains on investments of $2.6 million for the three months ended March 31, 2014 were generated from net realized gains associated with equity partnership investments of $1.8 million and net realized gains associated with sales or redemptions of securities of $1.0 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Offsetting these gains were other-than-temporary impairment charges of $0.2 million related to three mortgage-backed securities for which previous impairment charges had been recorded. Pre-tax net realized gains on investments of $1.5 million for the three months ended March 31, 2013 were generated from net realized gains associated with equity partnership investments of $0.8 million and net realized gains associated with sales or redemptions of securities of $0.7 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value.

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
March 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$12,362	$(67)	99.5%	13	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	54,253	(1,102)	98.0%	40	860	(140)	86.0%	1
Residential mortgage-backed securities	53,071	(1,411)	97.4%	45	18,013	(944)	95.0%	14
Commercial mortgage-backed securities	1,742	(17)	99.0%	1	—	—	0.0%	—
Corporate obligations	36,477	(783)	97.9%	32	2,064	(30)	98.6%	1
Other debt obligations	31,851	(406)	98.7%	31	474	(23)	95.4%	1
Redeemable preferred stocks	985	(13)	98.7%	1	488	(12)	97.6%	1
Total fixed maturities	190,741	(3,799)	98.0%	163	21,899	(1,149)	95.0%	18
Equity securities:
Common stocks	8,859	(628)	93.4%	14	—	—	0.0%	—
Nonredeemable preferred stocks	8,290	(336)	96.1%	14	—	—	0.0%	—
Total equity securities	17,149	(964)	94.7%	28	—	—	0.0%	—
Total fixed maturities and equity securities	$207,890	$(4,763)	97.8%	191	$21,899	$(1,149)	95.0%	18
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$19,307	$(285)	98.5%	19	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	110,694	(3,077)	97.3%	81	859	(141)	85.9%	1
Residential mortgage-backed securities	64,858	(2,286)	96.6%	55	12,445	(899)	93.3%	9
Commercial mortgage-backed securities	2,773	(23)	99.2%	2	—	—	0.0%	—
Corporate obligations	47,884	(1,455)	97.1%	45	3,098	(54)	98.3%	2
Other debt obligations	29,823	(478)	98.4%	30	—	—	0.0%	—
Redeemable preferred stocks	3,245	(115)	96.6%	5	487	(13)	97.4%	1
Total fixed maturities	278,584	(7,719)	97.3%	237	16,889	(1,107)	93.8%	13
Equity securities:
Common stocks	9,431	(952)	90.8%	16	—	—	0.0%	—
Nonredeemable preferred stocks	8,925	(704)	92.7%	15	—	—	0.0%	—
Total equity securities	18,356	(1,656)	91.7%	31	—	—	0.0%	—
Total fixed maturities and equity securities	$296,940	$(9,375)	96.9%	268	$16,889	$(1,107)	93.8%	13

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $10.5 million at December 31, 2013 to $5.9 million at March 31, 2014. The improvement in gross unrealized losses was driven primarily by the increase in the market value of state and local government obligations and a decrease in interest rates during the first quarter of 2014. The $5.9 million in gross unrealized losses at March 31, 2014 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, state and local government obligations, and corporate obligations. The gross unrealized losses on equity securities were $1.0 million and have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 91.1% of all fixed maturity securities with unrealized losses.
At March 31, 2014, gross unrealized losses on residential mortgage-backed securities were $2.4 million and represented 47.6% of the total gross unrealized losses on fixed maturities. There were 45 securities with gross unrealized losses of $1.4 million that were in an unrealized loss position for less than 12 months and 14 securities with gross unrealized losses of $1.0 million that were in an unrealized loss position for 12 months or more. Four of the securities in an unrealized loss position for 12 months or more previously had both credit and non-credit other-than-temporary impairment charges and were in a gross unrealized loss position of $0.5 million at March 31, 2014. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.
At March 31, 2014, the state and local government obligations, with gross unrealized losses of $1.2 million, had 40 securities that were in an unrealized loss position of $1.1 million for less than 12 months and one security with a gross unrealized loss of $0.1 million for more than 12 months. All of these state and local government obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $0.8 million, primarily consisted of 32 securities that were in an unrealized loss position of $0.8 million for less than 12 months. Investment grade securities represented 77.0% of all corporate obligations with unrealized losses.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the first quarter of 2014 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance at January 1	$2,183	$2,282
Additional credit impairments on:
Previously impaired securities	189	—
Securities without prior impairments	—	—
Reductions - disposals	(7)	—
Ending balance at March 31	$2,365	$2,282

4. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 29.1% and 27.6% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate for the three months ended March 31, 2014, is lower than the 35% statutory rate primarily due to tax exempt income earned and disqualifying dispositions of employee incentive stock options. The effective tax rate for the three months ended March 31, 2013, is lower than the 35% statutory rate primarily due to tax exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$17,189	$17,151
Unpaid losses and loss adjustment expenses	20,408	20,073
Assessments and fees payable	1,341	2,029
Realized losses on investments, primarily impairments	4,090	4,061
Accrued compensation	1,924	2,130
Limited partnership investments	50	490
Other, net	1,825	1,921
	46,827	47,855
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,487)	(8,059)
Unrealized gains on investments	(13,532)	(10,382)
Intangible assets	(2,800)	(2,826)
Other, net	(726)	(762)
Total deferred tax liabilities	(25,545)	(22,029)
Net deferred income tax assets	$21,282	$25,826
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At March 31, 2014, there were options for 324,300 shares outstanding and 895,962 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2014 and 2013, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million.

6. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income	$8,055	$8,017
Weighted average shares outstanding during period	19,693	19,610
Additional shares issuable under employee common stock option plans using treasury stock method	78	160
Weighted average shares outstanding assuming exercise of stock options	19,771	19,770
Net income per share:
Basic	$0.41	$0.41
Diluted	$0.41	$0.41

For the three months ended March 31, 2014 and 2013, there were 118,885 and zero, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

7. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2014, Great American owned 51.5% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Assumed premiums written	$191	$618
Assumed premiums earned	368	584
Assumed losses and loss adjustment expense incurred	20	487
Ceded premiums written	19	15
Ceded premiums earned	14	18
Ceded losses and loss adjustment expense recoveries	157	98

	March 31,
	2014	2013
	(Dollars in thousands)
Payable to Great American as of period end	57	78
During 2013, California, North Carolina, Ohio, Tennessee, and Wisconsin recreational vehicle risks previously written through Great American were transitioned to TCC, thus accounting for the decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 56% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.2 million and $0.3 million, respectively, for the three months ended March 31, 2014 and 2013.
Great American or its parent, AFG, has performed for many years certain services for the Company without charge including actuarial services and on a consultative basis, as needed and as the Company requests, internal audit, legal, accounting and other support services. If Great American no longer controlled a majority of the Company’s common shares, it is possible that many of these services would cease or, alternatively, be provided at an increased cost to the Company. This could impact the Company’s personnel resources, require the Company to hire additional professional staff and generally increase the Company’s operating expenses. Management believes, based on discussions with Great American, that these services will continue to be provided by the affiliated entity in future periods and the relative impact on operating results is not material.
In addition, NIIC, NIIC-HI, TCC and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus. During the first three months of 2014, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.2 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process.

The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
As previously disclosed, on February 5, 2014, Great American commenced an unsolicited tender offer to acquire all of the outstanding common shares of the Company not already owned by Great American. Great American stated in its offer to purchase that if it purchased common shares in the tender offer such that it would own at least 90% of the issued and outstanding common shares, Great American or an affiliate of Great American, intended to effect a second-step merger with the Company. Also, as previously disclosed, on March 5, 2014, Alan R. Spachman filed a complaint and motion for a temporary restraining order in the United States District Court for the Northern District of Ohio regarding the tender offer. At a hearing on March 14, 2014, the court stated that it would grant a motion for preliminary injunction enjoining the consummation of the tender offer of AFG's wholly owned subsidiary Great American. In light of the court's stated intention, in a press release issued March 16, 2014, AFG announced that Great American had terminated the offer.
On April 18, 2014, the Company entered into an agreement with its director, Alan R. Spachman, whereby the Company agreed to reimburse Mr. Spachman for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American for all publicly traded shares of the Company that Great American did not already own. The agreement provides that the Company pay $0.6 million to Mr. Spachman, and that all parties to the proceeding captioned, Alan R. Spachman v. Great American Insurance Co., et al, in the United States District Court for the Northern District of Ohio, in Cleveland, case No. 14-CV-00509, including the Company, receive mutual releases for all matters regarding the tender offer. This proceeding named Messrs. Joseph E. (Jeff) Consolino, Gary J. Gruber, Keith A. Jenson, Donald D. Larson, David W. Michelson, and Vito C. Peraino individually and each of the aforementioned directors were parties to the agreement. Within seven days of such payment to Mr. Spachman, the parties agreed to file with the court a joint stipulation to dismiss all claims with prejudice. Such amount related to this agreement was probable and estimable as of March 31, 2014 and is included in the "Transaction expenses" line item on our Consolidated Statements of Income. The payment of $0.6 million was remitted on April 25, 2014.

8. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Direct premiums written	$161,074	$149,464
Reinsurance assumed	2,493	2,404
Reinsurance ceded	(30,151)	(27,111)
Net premiums written	$133,416	$124,757
Direct premiums earned	$154,355	$145,670
Reinsurance assumed	2,671	2,329
Reinsurance ceded	(23,523)	(21,092)
Premiums earned	$133,503	$126,907
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2014 and 2013 were $9.8 million and $9.6 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

9. Commitments and Contingencies
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
The Company’s subsidiaries also have lawsuits pending in which the plaintiff seeks extra-contractual damages from the Company in addition to damages claimed or in excess of the available limits under an insurance policy. These lawsuits, which are in various stages, generally mirror similar lawsuits filed against other carriers in the industry. Although the Company is vigorously defending these lawsuits, the outcomes of these cases cannot be determined at this time. In accordance with current accounting standards for loss contingencies and based upon information currently known to the Company, reserves are established for litigation when it is probable that a loss associated with a claim or proceeding has been incurred and the amount of the loss or range of loss can be reasonably estimated. As such, the Company has established loss and LAE reserves for such lawsuits as to which the Company has determined that a loss is both probable and estimable. Based on currently available information, the Company believes that reserves for these lawsuits are reasonable and that the amounts reserved did not have a material effect on the Company’s financial condition or results of operations. However, if any one or more of these cases results in a judgment against or settlement by the Company for an amount that is significantly greater than the amount so reserved, the resulting liability could have a material effect on the Company’s financial condition, cash flows and results of operations.
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2014 and December 31, 2013, the liability for such assessments was $4.2 million and $6.4 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the "Other invested assets" line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $13.9 million. These limited partnership contractual agreements have expiration dates between three and five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$71,421	$71,308
Transportation	45,529	38,632
Specialty Personal Lines	9,873	11,331
Hawaii and Alaska	4,094	3,561
Other	2,586	2,075
Total premiums earned	133,503	126,907
Net investment income	8,702	7,963
Net realized gains on investments	2,605	1,546
Other	760	833
Total revenues	$145,570	$137,249

11. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following table shows the progression of the components of AOCI during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$19,281	$31,634
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	6,246	2,855
Reclassification adjustment for net realized gains included in net income, net of tax	(396)	(255)
Other comprehensive income, net of tax	5,850	2,600
Ending balance	$25,131	$34,234

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three months ended March 31, 2014 and 2013, categorized by the respective affected line items in the Consolidated Statement of Income:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Increase to net realized gains on investments	$609	$392
Increase to income before income taxes	609	392
Increase to provision for income taxes	213	137
Increase to net income	$396	$255

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 35 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our six active agency and service subsidiaries.

As previously disclosed, on February 5, 2014, Great American commenced an unsolicited tender offer to acquire all of the outstanding common shares of our Company not already owned by Great American. Great American stated in its offer to purchase that if it purchased common shares in the tender offer such that it would own at least 90% of the issued and outstanding common shares, Great American or an affiliate of Great American, intended to effect a second-step merger with our Company. Also, as previously disclosed, on March 5, 2014, Alan R. Spachman filed a complaint and motion for a temporary restraining order in the United States District Court for the Northern District of Ohio regarding the tender offer. At a hearing on March 14, 2014, the court stated that it would grant a motion for preliminary injunction enjoining the consummation of the tender offer of AFG's wholly owned subsidiary Great American. In light of the court's stated intention, in a press release issued March 16, 2014, AFG announced that Great American had terminated the offer.
As of March 31, 2014, Great American Insurance Company (“Great American”) owned 51.5% of our outstanding common shares. Great American is a wholly-owned subsidiary of American Financial Group, Inc. ("AFG").
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
Our net income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized gains from investments and transaction expenses related to the Great American tender offer that may not be indicative of our ongoing operations. The following table reconciles net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended March 31,
	2014		2013
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,669	$0.39	$7,012	$0.36
After-tax net realized gains from investments	1,693	0.09	1,005	0.05
After-tax impact from transaction expenses	(1,307)	(0.07)	—	—
Net income	$8,055	$0.41	$8,017	$0.41
Our net income for the three months ended March 31, 2014 was $8.1 million ($0.41 per share diluted) compared to $8.0 million ($0.41 per share diluted) for the same period in 2013. We recorded after-tax transaction expenses related to the Great American tender offer of $1.3 million ($0.07 per share diluted) for the first quarter of 2014. Transaction expenses primarily consist of financial advisory and legal services. No such expenses were incurred during the comparable period in 2013. Exclusive of the transaction expenses related to the Great American tender offer our net income would have increased approximately $1.3 million, or 16.8%, compared to the same period last year. The increased net income was driven by an increase in net investment income and realized gains from investments and a lower cost structure in our mix of business written over an increase in premiums earned as well as leveraging our fixed operating costs associated with our insurance operations. Such increases were partially offset by a slightly elevated loss and LAE ratio for the three months ended March 31, 2014 of 76.8% as compared to 76.1% for the same period in 2013. Net investment income increased for the three months ended March 31, 2014 compared to the same period last year due to an increase in the average invested asset balances and an improved, but still low, interest rate environment. The slight increase in the loss and LAE ratio for the first quarter was primarily due to increased claim activity and severity related to the extended inclement winter weather.
We recorded after-tax net realized gains from investments of $1.7 million ($0.09 per share diluted) for the first quarter of 2014 compared to $1.0 million ($0.05 per share diluted) for the comparative period in 2013. Our after-tax net realized gains for the three months ended March 31, 2014 and 2013, respectively, were primarily generated by net gains associated with sales or redemptions of securities and gains generated from our equity partnership investments.

Our net income from operations for the three months ended March 31, 2014 was $7.7 million ($0.39 per share diluted) compared to $7.0 million ($0.36 per share diluted) for the same period in 2013. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$97,861	59.8%	$85,568	56.3%
Transportation	49,757	30.4%	46,770	30.8%
Specialty Personal Lines	9,168	5.6%	13,542	8.9%
Hawaii and Alaska	4,208	2.6%	3,890	2.6%
Other	2,573	1.6%	2,098	1.4%
Gross premiums written	$163,567	100.0%	$151,868	100.0%
Three months ended March 31, 2014 compared to March 31, 2013. Gross premiums written include both direct and assumed premium. During the first quarter of 2014, our gross premiums written increased $11.7 million, or 7.7%, compared to the same period in 2013, primarily attributable to growth experienced in our ART component. Gross premiums written in our ART component increased $12.3 million, or 14.4%, during the first quarter of 2014 compared to the same period in 2013. This increase was from existing ART programs that grew as a result of the addition of new customers in several of our group and large account ART programs as well as rate and exposure increases on renewal business. Gross premiums written in our transportation component increased $3.0 million, or 6.4%, primarily due to growth in our waste operations insurance product, which was introduced in the first quarter of 2013, as well as growth in our traditional passenger transportation and moving and storage products attributable to rate and exposure increases on renewal business and the addition of new customers. Gross premiums written in our specialty personal lines component decreased $4.4 million, or 32.3%, during the three months ended March 31, 2014 as compared to the same period in 2013 as a result of our decision to stop selling our commercial vehicle product in the third quarter of 2013. Commercial vehicle, which targeted small commercial risks sold through specialty personal lines agents, accounted for 2.1% of our gross premiums written during the first quarter of 2013. Additionally, we have experienced a decline in our recreational vehicle product due to efforts undertaken to improve long-term profitability, which has lowered current gross premiums written.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2014 and 2013, we recorded net premium assessments of $2.6 million and $3.2 million, respectively.

Premiums Earned
The following table shows premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$71,421	$71,308	$113	0.2%
Transportation	45,529	38,632	6,897	17.9%
Specialty Personal Lines	9,873	11,331	(1,458)	(12.9)%
Hawaii and Alaska	4,094	3,561	533	15.0%
Other	2,586	2,075	511	24.6%
Total premiums earned	$133,503	$126,907	$6,596	5.2%
Three months ended March 31, 2014 compared to March 31, 2013. Our premiums earned increased $6.6 million, or 5.2%, to $133.5 million during the three months ended March 31, 2014 compared to $126.9 million for the same period in 2013. The increase in premiums earned is primarily attributable to our transportation component, which grew $6.9 million, or 17.9%, over 2013 primarily due to growth within the moving and storage product and several new traditional programs including our waste operations and energy distributions products introduced in the first quarter of 2013. In spite of gross premiums written growth in our ART component, premiums earned remained relatively flat with an increase $0.1 million, or 0.2%, over 2013 as the growth in current period gross premiums written discussed above was offset by the impact of non-renewing or "pricing away" several accounts within our large account ART product and ending the business relationship with agents within the program portion of our ART component, which occurred in late 2012 and throughout 2013. We experienced decreases within our specialty personal lines component of $1.5 million, or 12.9%, due to the same factors discussed above in "Gross Premiums Written". The Hawaii and Alaska component increased $0.5 million, or 15.0%, compared to the same period in 2013 primarily due to the addition of new customers and rate increases experienced throughout 2013 and during the first quarter of 2014. Our Other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.5 million, or 24.6%, compared to the same period in 2013.

Underwriting and Loss Ratio Analysis
Underwriting profitability, as opposed to overall profitability or net earnings, is measured by the combined ratio. The combined ratio is the sum of the loss and LAE ratio and the underwriting expense ratio. A combined ratio under 100% is indicative of a pre-tax underwriting profit.
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
Our underwriting expense ratio includes commissions and other underwriting expenses and other operating and general expenses, offset by other income. Commissions and other underwriting expenses consist principally of brokerage and agent commissions reduced by ceding commissions received from reinsurers, and vary depending upon the amount and types of contracts written and, to a lesser extent, premium taxes.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. We continue to see overall rate level increases on renewal business, with a number of our products experiencing single or double digit rate level increases.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Gross premiums written	$163,567	$151,868
Ceded reinsurance	(30,151)	(27,111)
Net premiums written	133,416	124,757
Change in unearned premiums, net of ceded	87	2,150
Total premiums earned	$133,503	$126,907
Combined Ratios:
Loss and LAE ratio (1)	76.8%	76.1%
Underwriting expense ratio (2)	20.4%	21.7%
Combined ratio	97.2%	97.8%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended March 31, 2014 compared to March 31, 2013. Our loss and LAE ratio for the first quarter of 2014 increased 0.7 percentage points to 76.8% compared to 76.1% during the same period in 2013. The slight increase over the prior period is primarily attributable to increased claim activity in our moving and storage product and one severe claim occurring in a group ART program, which were related primarily to the extended periods of inclement weather experienced during the first quarter of 2014. Unfavorable development from prior years' loss reserves was $1.8 million, or 1.4 combined ratio points, during the first quarter of 2014 compared to unfavorable development of $2.4 million, or 1.9 combined ratio points, in the first quarter of 2013. The unfavorable prior year development experienced in both periods was primarily concentrated in the commercial auto liability line of business.
We continue to pay close attention to the commercial auto liability line of business for all accident years and are closely monitoring our pricing and risk selection on both new and renewal business.
The underwriting expense ratio for the first quarter of 2014 decreased 1.3 percentage points to 20.4% compared to 21.7% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and leveraging our fixed operating costs over increased premiums earned in the first quarter of 2014. Specifically, operating costs associated with our insurance operations, such as product management, underwriting, and sales and marketing costs, have remained relatively flat during the first quarter of 2014 as compared to the first quarter of 2013.

Net Investment Income
Three months ended March 31, 2014 compared to March 31, 2013. Net investment income increased $0.7 million, or 9.3% to $8.7 million in the first quarter of 2014 compared to the same period in 2013, primarily due to higher average invested assets and new purchases at yields higher than were available prior to the mid-2013 rise in interest rates.

Net Realized Gains on Investments
Three months ended March 31, 2014 compared to March 31, 2013. Pre-tax net realized gains on investments were $2.6 million for the first quarter of 2014 compared to $1.5 million for the first quarter of 2013. The pre-tax net realized gains for the first three months ended March 31, 2014 were primarily generated from net realized gains associated with the equity partnerships totaling $1.8 million and sales or redemptions of securities, which produced gains of $1.0 million. Offsetting these gains for the three months ended March 31, 2014, were other-than-temporary impairment charges of $0.2 million on three mortgage-backed securities for which previous impairment charges had been recorded. The pre-tax net realized gains for the three months ended March 31, 2013 were primarily generated from net realized gains associated with equity partnerships totaling $0.8 million and sales or redemptions of securities, which produced net gains of $0.7 million.

Commissions and Other Underwriting Expenses
Three months ended March 31, 2014 compared to March 31, 2013. For the three months ended March 31, 2014 and 2013, commissions and other underwriting expenses were relatively flat at $22.5 million and $22.9 million, respectively. Commissions and other underwriting expenses, as a percentage of premiums earned, were 16.9% and 18.0% for the three months ended March 31, 2014 and 2013, respectively. Such decrease is attributable to changes in our business mix written, resulting in a lower overall cost structure of our insurance products, as well as the impact of maintaining relatively flat fixed operating costs while increasing premiums earned.

Other Operating and General Expenses
Three months ended March 31, 2014 compared to March 31, 2013. For the three months ended March 31, 2014 and 2013, other operating and general expenses were relatively flat at $5.5 million and $5.4 million, respectively, increasing 0.6% from the quarter ended March 31, 2013. As a percentage of premiums earned such expenses were 4.1% and 4.3% for the three months ended March 31, 2014 and 2013, respectively.

Transaction Expenses
Three months ended March 31, 2014 compared to March 31, 2013. During the quarter ended March 31, 2014, the Company incurred $2.0 million in transaction expenses related to the tender offer initiated on February 5, 2014, by Great American, a wholly-owned subsidiary of AFG, to purchase for cash all outstanding shares of our common stock that Great American did not already own. Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses is $0.6 million related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American.

Income Taxes
Three months ended March 31, 2014 compared to March 31, 2013. We have recorded our income tax provision for the three months ended March 31, 2014 to reflect our full-year estimated effective tax rate of 29.1%, which represents a 1.5% increase from the 27.6% effective tax rate reported for the first three months of 2013. Such increase was primarily driven by the estimated full-year increase in pre-tax net income over the prior period.

Financial Condition
Investments
At March 31, 2014, our investment portfolio contained $942.7 million in fixed maturity securities and $74.0 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $42.8 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At March 31, 2014, we had pre-tax net unrealized gains of $26.8 million on fixed maturities and $11.8 million on equity securities. Holdings in our  investment portfolio comply with guidelines set forth in our investment policy and are concentrated in high quality fixed maturity investments that are allocated among diverse sectors based on opportunities available in the market.
At March 31, 2014, 89.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at March 31, 2014 were $351.7 million of state and local government obligations ("muni bonds"), which represented approximately 37.3% of our fixed maturity portfolio, with approximately $289.3 million, or 82.3%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.7% of such securities were rated investment grade at March 31, 2014. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2014. Summary information for securities with unrealized gains or losses at March 31, 2014 is shown in the following table. Approximately $4.3 million of fixed maturities and $0.1 million of equity securities had no unrealized gains or losses at March 31, 2014.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$725,779	$212,640
Amortized cost of securities	694,017	217,588
Gross unrealized gain or (loss)	$31,762	$(4,948)
Fair value as a % of amortized cost	104.6%	97.7%
Number of security positions held	627	181
Number individually exceeding $50,000 gain or (loss)	196	36
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,361	$(67)
Foreign governments	14	—
State, municipalities and political subdivisions	10,176	(1,242)
Residential mortgage-backed securities	8,392	(2,355)
Commercial mortgage-backed securities	1,469	(17)
Other debt obligations	210	(429)
Financial institutions, insurance and real estate	2,622	(400)
Industrial and other	5,518	(438)
Percent rated investment grade (a)	89.5%	91.1%
Equity Securities:
Fair value of securities	$56,776	$17,149
Cost of securities	43,964	18,113
Gross unrealized gain or (loss)	$12,812	$(964)
Fair value as a % of cost	129.1%	94.7%
Number individually exceeding $50,000 gain or (loss)	64	8

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2014, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	4.8%	0.9%
After one year through five years	29.9%	9.1%
After five years through ten years	31.4%	44.4%
After ten years	11.0%	11.4%
	77.1%	65.8%
Mortgage-backed securities	22.9%	34.2%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At March 31, 2014
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (43 issues)	$67,297	$3,435	105.4%
More than one year (153 issues)	303,200	20,572	107.3%
$50,000 or less (431 issues)	355,282	7,755	102.2%
	$725,779	$31,762
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (30 issues)	$42,794	$(2,173)	95.2%
More than one year (6 issues)	7,098	(687)	91.2%
$50,000 or less (145 issues)	162,748	(2,088)	98.7%
	$212,640	$(4,948)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (42 issues)	$21,042	$4,609	128.0%
More than one year (22 issues)	17,934	7,215	167.3%
$50,000 or less (45 issues)	17,800	988	105.9%
	$56,776	$12,812
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (8 issues)	$7,905	$(748)	91.4%
More than one year (0 issues)	—	—	0.0%
$50,000 or less (20 issues)	9,244	(216)	97.7%
	$17,149	$(964)
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

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$25,278	$26,623
Net cash used in investing activities	(10,648)	(23,389)
Net cash used in financing activities	(597)	(1,424)
Net increase in cash and cash equivalents	$14,033	$1,810
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first three months of 2014, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $14.0 million from $35.7 million at December 31, 2013 to $49.7 million at March 31, 2014. We generated comparable net cash from operations of $25.3 million for the three months ended March 31, 2014, compared to $26.6 million during the same period in 2013. This decrease of $1.3 million is reflected in the various line items within this section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $10.6 million and $23.4 million for the three months ended March 31, 2014 and 2013, respectively. Contributing to the $12.7 million decrease in cash used in investing activities was a $33.3 million decrease in the purchases of fixed maturities, partially offset by a $21.3 million decrease in the proceeds from maturities and redemptions of investments, which are typically reinvested in fixed maturities or dividend yielding common and preferred stocks. Such decreases can be attributed, in part, to an increase in the overall interest rate environment that has occurred over the prior period which has lead to slower prepayment speeds on mortgage-backed securities and call options on fixed maturities to be less attractive for redemption.
Net cash used in financing activities was $0.6 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at March 31, 2014, we would pay interest at a LIBOR rate plus 0.875%. At March 31, 2014, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the two-month LIBOR (0.1988% at March 31, 2014) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2014, we were in compliance with all covenants.
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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas whereby the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2014 and December 31, 2013, we had $814.8 million and $803.8 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of March 31, 2014 and December 31, 2013 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2014 and December 31, 2013.
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
Supplementary statistical information is reviewed by the actuaries to determine which methods are most appropriate and whether adjustments are needed to particular methods. This information includes:

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

Under other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 3 - "Investments."

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three months ended March 31, 2014, we recorded other-than-temporary impairment charges of $0.2 million in earnings primarily related to three mortgage-backed securities for which previous impairment charges had been recorded. There were no material other-than-temporary charges recorded during the three months ended March 31, 2013. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first three months of 2014, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2014, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no significant changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013, Note 15 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 9 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	May 8, 2014	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	May 8, 2014	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)