Form 10-Q
period 2014-06-30
National Interstate CORP
filed 2014-08-01
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of July 29, 2014 was 19,780,383.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $908,648 and $914,149, respectively)	$941,720	$933,579
Equity securities available-for-sale, at fair value (amortized cost – $66,051 and $55,537, respectively)	79,081	65,770
Other invested assets	43,177	40,395
Total investments	1,063,978	1,039,744
Cash and cash equivalents	65,244	35,684
Accrued investment income	8,611	8,644
Premiums receivable, net of allowance for doubtful accounts of $3,089 and $3,225, respectively	273,209	244,934
Reinsurance recoverable on paid and unpaid losses	167,555	169,210
Prepaid reinsurance premiums	57,112	37,867
Deferred policy acquisition costs	25,576	23,025
Deferred federal income taxes	19,693	25,826
Property and equipment, net	24,790	24,753
Funds held by reinsurer	3,491	3,780
Intangible assets, net	7,932	8,073
Prepaid expenses and other assets	8,053	2,287
Total assets	$1,725,244	$1,623,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$846,112	$803,782
Unearned premiums and service fees	307,090	283,582
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	88,455	80,999
Reinsurance balances payable	45,593	26,317
Accounts payable and other liabilities	46,685	44,516
Commissions payable	16,343	13,934
Assessments and fees payable	4,871	6,413
Total liabilities	1,367,149	1,271,543
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,570 and 3,689 shares, respectively, in treasury	234	234
Additional paid-in capital	58,878	56,481
Retained earnings	274,080	281,518
Accumulated other comprehensive income	29,966	19,281
Treasury shares	(5,063)	(5,230)
Total shareholders’ equity	358,095	352,284
Total liabilities and shareholders’ equity	$1,725,244	$1,623,827
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$139,139	$128,866	$272,642	$255,773
Net investment income	8,783	7,925	17,485	15,888
Net realized gains on investments (*)	1,067	2,534	3,672	4,080
Other	786	849	1,546	1,682
Total revenues	149,775	140,174	295,345	277,423
Expenses:
Losses and loss adjustment expenses	133,585	118,957	236,165	215,568
Commissions and other underwriting expenses	23,886	23,432	46,424	46,292
Other operating and general expenses	5,425	5,190	10,885	10,615
Transaction expenses	153	—	2,163	—
Expense on amounts withheld	1,426	1,265	2,981	2,468
Interest expense	58	227	132	302
Total expenses	164,533	149,071	298,750	275,245
(Loss) income before income taxes	(14,758)	(8,897)	(3,405)	2,178
(Benefit) provision for income taxes	(4,015)	(2,617)	(717)	441
Net (loss) income	$(10,743)	$(6,280)	$(2,688)	$1,737
Net (loss) income per share – basic	$(0.54)	$(0.32)	$(0.14)	$0.09
Net (loss) income per share – diluted	$(0.54)	$(0.32)	$(0.14)	$0.09
Weighted average of common shares outstanding – basic	19,764	19,652	19,729	19,631
Weighted average of common shares outstanding – diluted	19,764	19,652	19,729	19,766
Cash dividends per common share	$0.12	$0.11	$0.24	$0.22
(*) Consists of the following:
Net realized gains before impairment losses	$1,198	$2,534	$4,037	$4,097
Total losses on securities with impairment charges	(90)	—	(135)	(17)
Non-credit portion recognized in other comprehensive income	(41)	—	(230)	—
Net impairment charges recognized in earnings	(131)	—	(365)	(17)
Net realized gains on investments	$1,067	$2,534	$3,672	$4,080
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(10,743)	$(6,280)	$(2,688)	$1,737
Other comprehensive income (loss), before tax expense (benefit):
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period	7,986	(20,265)	17,594	(15,872)
Reclassification adjustment for net realized gains included in net (loss) income	(547)	(1,792)	(1,156)	(2,184)
Total other comprehensive income (loss), before tax expense (benefit)	7,439	(22,057)	16,438	(18,056)
Deferred income taxes on other comprehensive income (loss)	2,604	(7,721)	5,753	(6,320)
Other comprehensive income (loss), net of tax expense (benefit)	4,835	(14,336)	10,685	(11,736)
Total comprehensive (loss) income	$(5,908)	$(20,616)	$7,997	$(9,999)
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net loss			(2,688)			(2,688)
Other comprehensive income, net of tax				10,685		10,685
Dividends on common stock			(4,750)			(4,750)
Issuance of 119,473 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,971			167	2,138
Net tax effect from exercise/vesting of stock compensation		37				37
Stock compensation expense		389				389
Balance at June 30, 2014	$234	$58,878	$274,080	$29,966	$(5,063)	$358,095

Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			1,737			1,737
Other comprehensive loss, net of tax				(11,736)		(11,736)
Dividends on common stock			(4,334)			(4,334)
Issuance of 65,483 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		944			91	1,035
Net tax effect from exercise/vesting of stock compensation		21				21
Stock compensation expense		353				353
Balance at June 30, 2013	$234	$56,106	$270,021	$19,898	$(5,235)	$341,024
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net (loss) income	$(2,688)	$1,737
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	2,278	3,561
Provision for depreciation and amortization	2,097	1,613
Net realized gains on investment securities	(3,672)	(4,080)
Deferred federal income taxes	380	(190)
Stock-based compensation expense	389	353
Increase in deferred policy acquisition costs, net	(2,551)	(462)
Increase in reserves for losses and loss adjustment expenses	42,330	26,309
Increase in premiums receivable	(28,275)	(28,302)
Increase in unearned premiums and service fees	23,508	21,654
Increase in interest receivable and other assets	(5,444)	(919)
Increase in prepaid reinsurance premiums	(19,245)	(13,493)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	3,036	(10,280)
Increase in amounts withheld or retained for accounts of others	7,456	3,712
Decrease in reinsurance recoverable	1,655	6,994
Increase in reinsurance balances payable	19,276	15,197
Other	31	(60)
Net cash provided by operating activities	40,561	23,344
Investing activities
Purchases of fixed maturities	(69,887)	(113,862)
Purchases of equity securities	(13,619)	(22,062)
Proceeds from sale of fixed maturities	13,529	18,940
Proceeds from sale of equity securities	3,244	4,280
Proceeds from maturities and redemptions of investments	60,945	96,200
Change in other investments, net	(614)	(1,120)
Capital expenditures	(2,024)	(1,200)
Net cash used in investing activities	(8,426)	(18,824)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	37	21
Issuance of common shares from treasury upon exercise of stock options or stock award grants	2,138	1,035
Cash dividends paid on common shares	(4,750)	(4,334)
Net cash used in financing activities	(2,575)	(3,278)
Net increase in cash and cash equivalents	29,560	1,242
Cash and cash equivalents at beginning of period	35,684	41,981
Cash and cash equivalents at end of period	$65,244	$43,223
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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $115.7 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of June 30, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,725	$100,659	$—	$102,384
Foreign government obligations	—	3,513	—	3,513
State and local government obligations	—	347,171	887	348,058
Residential mortgage-backed securities	—	201,917	—	201,917
Commercial mortgage-backed securities	—	24,988	—	24,988
Corporate obligations	—	187,573	6,019	193,592
Other debt obligations	—	60,465	2,510	62,975
Redeemable preferred stocks	3,800	—	493	4,293
Total fixed maturities	5,525	926,286	9,909	941,720
Equity securities:
Common stocks	54,920	—	3,844	58,764
Nonredeemable preferred stocks	10,544	9,773	—	20,317
Total equity securities	65,464	9,773	3,844	79,081
Total fixed maturities and equity securities	70,989	936,059	13,753	1,020,801
Cash and cash equivalents	65,244	—	—	65,244
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$136,233	$936,059	$13,753	$1,086,045

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
The tables above exclude other invested assets of $43.2 million and $40.4 million at June 30, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the six months ended June 30, 2014, there were six nonredeemable preferred stocks, totaling $5.0 million (including one in the second quarter totaling $0.1 million) that transferred from Level 1 to Level 2 due to changes in trading activity. During the three and six months ended June 30, 2013, there was one redeemable preferred stock totaling $1.0 million and four nonredeemable preferred stocks totaling $0.3 million that transferred from Level 2 to Level 1 due to changes in trading activity. The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2014.

	Three Months Ended June 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at April 1, 2014	$860	$4,976	$3,278	$488	$3,050
Total gains or (losses):
Included in earnings	—	—	24	—	—
Included in other comprehensive income	27	95	(16)	5	28
Purchases and issuances	—	1,000	—		766
Sales, settlements and redemptions	—	(52)	(776)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at June 30, 2014	$887	$6,019	$2,510	$493	$3,844
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	NonredeemablePreferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	152	(14)	6	78	—
Purchases and issuances	—	1,000	—	—	2,266	—
Sales, settlements and redemptions	—	(102)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2014	$887	$6,019	$2,510	$493	$3,844	$—
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	NonredeemablePreferred Stock
	(Dollars in thousands)
Beginning balance at April 1, 2013	$844	$8,707	$484	$963
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(47)	(3)	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	—	(43)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at June 30, 2013	$844	$8,617	$481	$963
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—

	Six Months Ended June 30, 2013
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	7	51	(2)	(6)
Purchases and issuances	—	1,000	—	969
Sales, settlements and redemptions	—	(92)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at June 30, 2013	$844	$8,617	$481	$963
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—
At June 30, 2014, the Company had 13 securities with a fair value of $13.8 million that are included in Level 3, which represented 1.3% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 3.8% of the Company’s shareholders’ equity at June 30, 2014, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2014
Fixed maturities:
U.S. Government and government agency obligations	$98,869	$3,532	$(17)	$102,384
Foreign government obligations	3,508	5	—	3,513
State and local government obligations	336,595	12,021	(558)	348,058
Residential mortgage-backed securities	194,414	9,097	(1,594)	201,917
Commercial mortgage-backed securities	23,507	1,487	(6)	24,988
Corporate obligations	184,691	9,248	(347)	193,592
Other debt obligations	62,896	335	(256)	62,975
Redeemable preferred stocks	4,168	132	(7)	4,293
Total fixed maturities	908,648	35,857	(2,785)	941,720
Equity securities:
Common stocks	47,360	12,158	(754)	58,764
Nonredeemable preferred stocks	18,691	1,776	(150)	20,317
Total equity securities	66,051	13,934	(904)	79,081
Total fixed maturities and equity securities	$974,699	$49,791	$(3,689)	$1,020,801
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$91,360	$3,282	$(285)	$94,357
Foreign government obligations	3,529	24	—	3,553
State and local government obligations	351,866	8,155	(3,218)	356,803
Residential mortgage-backed securities	197,376	8,034	(3,185)	202,225
Commercial mortgage-backed securities	33,503	1,483	(23)	34,963
Corporate obligations	186,899	7,060	(1,509)	192,450
Other debt obligations	45,448	146	(478)	45,116
Redeemable preferred stocks	4,168	72	(128)	4,112
Total fixed maturities	914,149	28,256	(8,826)	933,579
Equity securities:
Common stocks	39,755	10,842	(952)	49,645
Nonredeemable preferred stocks	15,782	1,047	(704)	16,125
Total equity securities	55,537	11,889	(1,656)	65,770
Total fixed maturities and equity securities	$969,686	$40,145	$(10,482)	$999,349
The table above excludes other invested assets of $43.2 million and $40.4 million at June 30, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 37.0% of the Company’s fixed maturity portfolio at June 30, 2014, with approximately $286.8 million, or 82.4%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 99.1% of such securities were rated investment grade (as determined by nationally recognized agencies) at June 30, 2014. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2014.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at June 30, 2014 and December 31, 2013 were $3.3 million and $3.5 million, respectively.
The amortized cost and fair value of fixed maturities at June 30, 2014, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 4.0 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$32,402	$32,751
Due after one year through five years	232,356	243,711
Due after five years through ten years	327,051	336,459
Due after ten years	98,918	101,894
	690,727	714,815
Mortgage-backed securities	217,921	226,905
Total	$908,648	$941,720
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other investments’ gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed maturity gains	$431	$1,357	$907	$1,699
Fixed maturity losses	(41)	(5)	(230)	(5)
Equity security gains	424	795	939	1,210
Equity security losses	(165)	(15)	(211)	(69)
Other investments, net gains	418	402	2,267	1,245
Net realized gains on investments	$1,067	$2,534	$3,672	$4,080
Pre-tax net realized gains on investments of $1.1 million and $3.7 million for the three and six months ended June 30, 2014 were partially generated from net realized gains associated with the sales or redemptions of securities of $0.8 million and $1.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Equity partnership investments generated net gains of $0.4 million and $2.3 million for the three and six months ended June 30, 2014, respectively. Offsetting these gains for the three and six months ended June 30, 2014, were other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively.
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

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
June 30, 2014
Fixed maturities:
U.S. Government and government agency obligations	$473	$(3)	99.4%	1	$1,178	$(14)	98.8%	2
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	15,324	(172)	98.9%	12	17,865	(386)	97.9%	14
Residential mortgage-backed securities	19,825	(109)	99.5%	18	42,008	(1,485)	96.6%	35
Commercial mortgage-backed securities	1,415	(6)	99.6%	1	—	—	0.0%	—
Corporate obligations	5,866	(25)	99.6%	7	15,918	(322)	98.0%	11
Other debt obligations	27,056	(152)	99.4%	28	6,057	(104)	98.3%	6
Redeemable preferred stocks	—	—	0.0%	—	1,492	(7)	99.5%	2
Total fixed maturities	69,959	(467)	99.3%	67	84,518	(2,318)	97.3%	70
Equity securities:
Common stocks	7,958	(754)	91.3%	12	—	—	0.0%	—
Nonredeemable preferred stocks	623	(3)	99.5%	6	2,853	(147)	95.1%	3
Total equity securities	8,581	(757)	91.9%	18	2,853	(147)	95.1%	3
Total fixed maturities and equity securities	$78,540	$(1,224)	98.5%	85	$87,371	$(2,465)	97.3%	73
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$19,307	$(285)	98.5%	19	$—	$—	0.0%	—
Foreign government obligations	—	—	0.0%	—	—	—	0.0%	—
State and local government obligations	110,694	(3,077)	97.3%	81	859	(141)	85.9%	1
Residential mortgage-backed securities	64,858	(2,286)	96.6%	55	12,445	(899)	93.3%	9
Commercial mortgage-backed securities	2,773	(23)	99.2%	2	—	—	0.0%	—
Corporate obligations	47,884	(1,455)	97.1%	45	3,098	(54)	98.3%	2
Other debt obligations	29,823	(478)	98.4%	30	—	—	0.0%	—
Redeemable preferred stocks	3,245	(115)	96.6%	5	487	(13)	97.4%	1
Total fixed maturities	278,584	(7,719)	97.3%	237	16,889	(1,107)	93.8%	13
Equity securities:
Common stocks	9,431	(952)	90.8%	16	—	—	0.0%	—
Nonredeemable preferred stocks	8,925	(704)	92.7%	15	—	—	0.0%	—
Total equity securities	18,356	(1,656)	91.7%	31	—	—	0.0%	—
Total fixed maturities and equity securities	$296,940	$(9,375)	96.9%	268	$16,889	$(1,107)	93.8%	13

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $10.5 million at December 31, 2013 to $3.7 million at June 30, 2014. The improvement in gross unrealized losses was driven primarily by the improved credit spreads on state and local government obligations and a decrease in interest rates during 2014. The $3.7 million in gross unrealized losses at June 30, 2014 was primarily on fixed maturity holdings in residential mortgage-backed securities, and to a lesser extent, state and local government obligations, and corporate obligations. The gross unrealized losses on equity securities were $0.9 million and primarily consist of securities that have been in an unrealized loss position for less than twelve months and are considered to be temporary. Investment grade securities represented 90.2% of all fixed maturity securities with unrealized losses.
At June 30, 2014, gross unrealized losses on residential mortgage-backed securities were $1.6 million and represented 57.2% of the total gross unrealized losses on fixed maturities. There were 18 securities with gross unrealized losses of $0.1 million that were in an unrealized loss position for less than 12 months and 35 securities with gross unrealized losses of $1.5 million that were in an unrealized loss position for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.
At June 30, 2014, the state and local government obligations, with gross unrealized losses of $0.6 million, had 12 securities that were in an unrealized loss position of $0.2 million for less than 12 months and 14 securities with gross unrealized losses of $0.4 million for more than 12 months. All of these state and local government obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $0.3 million, primarily consisted of 11 securities that were in an unrealized loss position of $0.3 million for more than 12 months. Investment grade securities represented 78.0% of all corporate obligations with unrealized losses.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the first six months of 2014 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$2,365	$2,282	$2,183	$2,282
Additional credit impairments on:
Previously impaired securities	41	—	230	—
Securities without prior impairments	—	—	—	—
Reductions - disposals	(29)	—	(36)	—
Ending balance	$2,377	$2,282	$2,377	$2,282

4. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 27.2% and 21.1% for the three and six months ended June 30, 2014, respectively, and 29.4% and 20.2% for the three and six months ended June 30, 2013, respectively. The effective tax rate for the six months ended June 30, 2014, is lower than the 35% statutory rate primarily due to tax exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$17,488	$17,151
Unpaid losses and loss adjustment expenses	21,347	20,073
Assessments and fees payable	1,559	2,029
Realized losses on investments, primarily impairments	4,106	4,061
Accrued compensation	1,860	2,130
Limited partnership investments	—	490
Other, net	2,021	1,921
	48,381	47,855
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,952)	(8,059)
Unrealized gains on investments	(16,136)	(10,382)
Intangible assets	(2,776)	(2,826)
Limited partnership investments	(230)	—
Other, net	(594)	(762)
Total deferred tax liabilities	(28,688)	(22,029)
Net deferred income tax assets	$19,693	$25,826
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the Long Term Incentive Plan (“LTIP”). At June 30, 2014, there were options for 299,300 shares outstanding and 870,776 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended June 30, 2014, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $45 thousand, as compared to stock-based compensation expense of $0.2 million with related income tax benefits of approximately $40 thousand for the same period in 2013. For both the six months ended June 30, 2014 and 2013, the Company recognized stock-based compensation expense of $0.4 million with related income tax benefits of approximately $0.1 million.

6. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net (loss) income	$(10,743)	$(6,280)	$(2,688)	$1,737
Weighted average shares outstanding during period	19,764	19,652	19,729	19,631
Additional shares issuable under employee common stock option plans using treasury stock method	—	—	—	135
Weighted average shares outstanding assuming exercise of stock options	19,764	19,652	19,729	19,766
Net (loss) income per share:
Basic	$(0.54)	$(0.32)	$(0.14)	$0.09
Diluted	$(0.54)	$(0.32)	$(0.14)	$0.09
There were no potential common shares that are dilutive for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 because of the net loss. For the six months ended June 30, 2013 there were 77,515 outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

7. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2014, Great American owned 51.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Assumed premiums written	$176	$481	$367	$1,099
Assumed premiums earned	259	561	627	1,145
Assumed losses and loss adjustment expense incurred	373	1,010	393	1,497
Ceded premiums written	22	11	41	26
Ceded premiums earned	16	12	30	30
Ceded losses and loss adjustment expense recoveries	399	300	556	398

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Payable to Great American as of period end	$60	$107	$60	$107
During 2013, California, North Carolina, Ohio, Tennessee, and Wisconsin recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 56% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2013.
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
In addition, NIIC, NIIC-HI, TCC and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus. During the first six months of 2014, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.4 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process.
The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
As previously disclosed, on February 5, 2014, Great American commenced an unsolicited tender offer to acquire all of the outstanding common shares of the Company not already owned by Great American. Great American stated that if it purchased common shares in the tender offer, such that it would own at least 90% of the issued and outstanding common shares, Great American or an affiliate of Great American, intended to effect a second-step merger with the Company. Also, as previously disclosed, on March 5, 2014, Alan R. Spachman filed a complaint and motion for a temporary restraining order in the United States District Court for the Northern District of Ohio regarding the tender offer. At a hearing on March 14, 2014, the court stated that it would grant a motion for preliminary injunction enjoining the consummation of the tender offer of AFG's wholly owned subsidiary Great American. In light of the court's stated intention, in a press release issued March 16, 2014, AFG announced that Great American had terminated the offer.
On April 18, 2014, the Company entered into an agreement with its director, Alan R. Spachman, whereby the Company agreed to reimburse Mr. Spachman for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American for all publicly traded shares of the Company that Great American did not already own. The agreement provides that the Company pay $0.6 million to Mr. Spachman, and that all parties to the proceeding captioned, Alan R. Spachman v. Great American Insurance Co., et al, in the United States District Court for the Northern District of Ohio, in Cleveland, case No. 14-CV-00509, including the Company, receive mutual releases for all matters regarding the tender offer. This proceeding named Messrs. Joseph E. (Jeff) Consolino, Gary J. Gruber, Keith A. Jenson, Donald D. Larson, David W. Michelson, and Vito C. Peraino individually and each of the aforementioned directors were parties to the agreement. Within seven days of such payment to Mr. Spachman, the parties agreed to file with the court a joint stipulation to dismiss all claims with prejudice. Such amount is included in the "Transaction expenses" line item on our Consolidated Statements of Income. The Company recognized the expense in the first quarter and remitted the payment of $0.6 million on April 25, 2014.

8. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Direct premiums written	$179,277	$165,944	$340,351	$315,408
Reinsurance assumed	2,859	3,072	5,352	5,476
Reinsurance ceded	(38,600)	(29,798)	(68,751)	(56,909)
Net premiums written	$143,536	$139,218	$276,952	$263,975
Direct premiums earned	$162,356	$148,416	$316,711	$294,086
Reinsurance assumed	2,775	2,773	5,446	5,102
Reinsurance ceded	(25,992)	(22,323)	(49,515)	(43,415)
Premiums earned	$139,139	$128,866	$272,642	$255,773
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2014 and 2013 were $16.0 million and $17.7 million, respectively, and were $25.8 million and $27.4 million for the six months ended June 30, 2014 and 2013. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2014 and December 31, 2013, the liability for such assessments was $4.9 million and $6.4 million, respectively, and will be paid over several years as assessed by the various state funds.
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

10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$75,479	$68,857	$146,900	$140,165
Transportation	47,411	42,403	92,940	81,035
Specialty Personal Lines	9,053	11,457	18,926	22,788
Hawaii and Alaska	4,480	3,787	8,574	7,348
Other	2,716	2,362	5,302	4,437
Total premiums earned	139,139	128,866	272,642	255,773
Net investment income	8,783	7,925	17,485	15,888
Net realized gains on investments	1,067	2,534	3,672	4,080
Other	786	849	1,546	1,682
Total revenues	$149,775	$140,174	$295,345	$277,423

11. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following tables show the progression of the components of AOCI during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$25,131	$34,234
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	5,191	(13,171)
Reclassification adjustment for net realized gains included in net income, net of tax	(356)	(1,165)
Other comprehensive income (loss), net of tax	4,835	(14,336)
Ending balance	$29,966	$19,898

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Beginning Balance	$19,281	$31,634
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	11,436	(10,316)
Reclassification adjustment for net realized gains included in net income, net of tax	(751)	(1,420)
Other comprehensive income (loss), net of tax	10,685	(11,736)
Ending balance	$29,966	$19,898

The following tables present amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and six months ended June 30, 2014 and 2013, categorized by the respective affected line items in the Consolidated Statement of Income:

	Three Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Increase to net realized gains on investments	$547	$1,792
Increase to income before income taxes	547	1,792
Increase to provision for income taxes	191	627
Increase to net income	$356	$1,165

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Increase to net realized gains on investments	$1,156	$2,184
Increase to income before income taxes	1,156	2,184
Increase to provision for income taxes	405	764
Increase to net income	$751	$1,420

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 36 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our five active agency and service subsidiaries.

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
As of June 30, 2014, Great American Insurance Company (“Great American”) owned 51.4% of our outstanding common shares.
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
Our net (loss) income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized gains from investments and transaction expenses related to the Great American tender offer that may not be indicative of our ongoing operations. The following tables reconcile net (loss) income to net (loss) income from operations; a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended June 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net loss from operations	$(11,338)	$(0.57)	$(7,927)	$(0.40)
After-tax net realized gains from investments	694	0.04	1,647	0.08
After-tax impact from transaction expenses	(99)	(0.01)	—	—
Net loss	$(10,743)	$(0.54)	$(6,280)	$(0.32)

	Six Months Ended June 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net loss from operations	$(3,669)	$(0.19)	$(915)	$(0.05)
After-tax net realized gains from investments	2,387	0.12	2,652	0.14
After-tax impact from transaction expenses	(1,406)	(0.07)	—	—
Net (loss) income	$(2,688)	$(0.14)	$1,737	$0.09
We recorded a net loss for the three and six months ended June 30, 2014 of $10.7 million ($0.54 per share diluted) and $2.7 million ($0.14 per share diluted), compared to a net loss of $6.3 million ($0.32 per share diluted) and net income of $1.7 million ($0.09 per share diluted) for the same periods in 2013. These decreases in income were driven by elevated loss and LAE ratios for the three and six months ended June 30, 2014 of 96.0% and 86.6% compared to 92.3% and 84.3% for the same periods in 2013. The loss ratio increases were attributable to unfavorable development from prior years’ loss reserves which includes $20 million in prior year loss and loss expense reserve strengthening, primarily for accident years 2011, 2012 and 2013.  The majority of such strengthening was concentrated in our commercial auto liability lines of business. Also impacting the net loss for the first six months of 2014, was the recording of after-tax transaction expenses of $1.4 million ($0.07 per share diluted) related to the Great American tender offer that was withdrawn during the 2014 first quarter. Transaction expenses primarily consist of financial advisory and legal services. No such expenses were incurred during the comparable period in 2013. We recorded after-tax net realized gains from investments of $0.7 million ($0.04 per share diluted) and $2.4 million ($0.12 per share diluted) for the second quarter and first six months of 2014, respectively, compared to $1.6 million ($0.08 per share diluted) and $2.7 million ($0.14 per share diluted) for the comparative periods in 2013. Our after-tax net realized gains for the three and six months ended June 30, 2014 and 2013, respectively, were primarily generated by net gains associated with sales or redemptions of securities and gains generated from our equity partnership investments. Other components of the 2014 second quarter and first six months net loss, including net investment income and underwriting expenses were improved or stable compared to the same periods in 2013.
Our net loss from operations for the three and six months ended June 30, 2014 was $11.3 million ($0.57 per share diluted) and $3.7 million ($0.19 per share diluted) compared to $7.9 million ($0.40 per share diluted) and $0.9 million ($0.05 per share diluted) for the same periods in 2013. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net loss and net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$95,086	52.2%	$84,920	50.2%
Transportation	68,105	37.4%	62,395	36.9%
Specialty Personal Lines	10,159	5.6%	13,857	8.2%
Hawaii and Alaska	5,811	3.2%	5,029	3.0%
Other	2,975	1.6%	2,815	1.7%
Gross premiums written	$182,136	100.0%	$169,016	100.0%

	Six Months Ended June 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$192,947	55.8%	$170,488	53.2%
Transportation	117,862	34.1%	109,165	34.0%
Specialty Personal Lines	19,327	5.6%	27,399	8.5%
Hawaii and Alaska	10,019	2.9%	8,919	2.8%
Other	5,548	1.6%	4,913	1.5%
Gross premiums written	$345,703	100.0%	$320,884	100.0%
Three months ended June 30, 2014 compared to June 30, 2013. Gross premiums written include both direct and assumed premium. During the second quarter of 2014, our gross premiums written increased $13.1 million, or 7.8%, compared to the same period in 2013, primarily attributable to growth experienced in our ART and transportation components, which was partially offset by a decrease in our specialty personal lines component. Gross premiums written in our ART component increased $10.2 million, or 12.0%, during the second quarter of 2014 compared to the same period in 2013. This growth was primarily generated from the addition of new customers in several of our existing group ART programs as well as rate and exposure increases on renewal business. Gross premiums written in our transportation component increased $5.7 million, or 9.2%, primarily due to growth in our expanded limits coverage offered to our trucking insureds, our traditional heavy haul insurance product (introduced during the fourth quarter of 2013), as well as growth in our community service and paratransit operations. Such growth within our transportation component was primarily attributable to the addition of new customers and rate increases on renewal business. Gross premiums written in our specialty personal lines component decreased $3.7 million, or 26.7%, during the three months ended June 30, 2014 as compared to the same period in 2013 as a result of our decision to stop selling our commercial vehicle product in the third quarter of 2013. Commercial vehicle, which targeted small commercial risks sold through retail agents, accounted for 1.7% of our gross premiums written during the second quarter of 2013. Additionally, we have experienced a decline in our recreational vehicle product due to efforts undertaken to improve long-term profitability, which has lowered current gross premiums written.

Six months ended June 30, 2014 compared to June 30, 2013. During the first six months of 2014, our gross premiums written increased $24.8 million, or 7.7%, compared to the same period in 2013, primarily attributable to growth experienced in our ART and transportation components, which was partially offset by a decrease in our specialty personal lines component. Gross premiums written in our ART component increased $22.5 million, or 13.2%, during the first six months of 2014 compared to the same period in 2013 and was primarily driven by growth within existing ART programs due to the same factors as discussed above for the three month period. Gross premiums written in our transportation component increased $8.7 million, or 8.0%, primarily due to growth in our expanded limits coverage offered to our trucking insureds and our traditional heavy haul and waste operations insurance products. This growth in our transportation component was primarily attributable to the addition of new customers and rate increases on renewal business. Gross premiums written in our specialty personal lines component decreased $8.1 million, or 29.5%, during the six months ended June 30, 2014 as compared to the same period in 2013 due to the same factors as discussed above for the three month period. Our commercial vehicle product accounted for 1.9% of our gross premiums written through the first six months of 2013.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the second quarter of 2014 and 2013, we recorded net premium assessments of $2.7 million and $1.7 million, respectively. For the first six months of 2014 and 2013, we recorded net premium assessments of $5.4 million and $4.9 million, respectively.

Premiums Earned
The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$75,479	$68,857	$6,622	9.6%
Transportation	47,411	42,403	5,008	11.8%
Specialty Personal Lines	9,053	11,457	(2,404)	(21.0)%
Hawaii and Alaska	4,480	3,787	693	18.3%
Other	2,716	2,362	354	15.0%
Total premiums earned	$139,139	$128,866	$10,273	8.0%

	Six Months Ended June 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$146,900	$140,165	$6,735	4.8%
Transportation	92,940	81,035	11,905	14.7%
Specialty Personal Lines	18,926	22,788	(3,862)	(16.9)%
Hawaii and Alaska	8,574	7,348	1,226	16.7%
Other	5,302	4,437	865	19.5%
Total premiums earned	$272,642	$255,773	$16,869	6.6%
Three months ended June 30, 2014 compared to June 30, 2013. Our premiums earned increased $10.3 million, or 8.0%, to $139.1 million during the three months ended June 30, 2014 compared to $128.9 million for the same period in 2013. The increase in premiums earned was primarily attributable to our ART and transportation components, which grew $6.6 million, or 9.6%, and

$5.0 million, or 11.8%, respectively over 2013. The growth within our ART component was primarily due to growth within our existing ART programs, which have experienced a combination of adding new customers and increases in rate and exposures on renewal business. Partially offsetting such growth was the impact of ending the business relationship with two agents within the program portion of our ART component, which occurred in late 2012 and 2013. The growth within our transportation component has primarily been concentrated in new business initiatives including our traditional tow and waste operations as well as increases in our home delivery business within our established moving and storage product. We experienced decreases within our specialty personal lines component of $2.4 million, or 21.0%, due to the same factors discussed above in "Gross Premiums Written". The Hawaii and Alaska component increased $0.7 million, or 18.3%, compared to the same period in 2013 primarily due to the addition of new customers and rate increases experienced throughout 2013 and during the first six months of 2014. Our other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.4 million, or 15.0%, compared to the same period in 2013.
Six months ended June 30, 2014 compared to June 30, 2013. Our premiums earned increased $16.9 million, or 6.6%, to $272.6 million during the six months ended June 30, 2014 compared to $255.8 million for the same period in 2013. The increase in premiums earned was primarily attributable to our transportation and ART components, which grew $11.9 million, or 14.7%, and $6.7 million, or 4.8%, over 2013, respectively. The growth experienced in the transportation and ART components, as well as the changes in our specialty personal lines, Hawaii and Alaska, and other components, are attributable to the same factors as discussed above for the three month period.

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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. We continue to see overall rate level increases on renewal business, which have averaged approximately 7% in the current year, including approximately 9% in the 2014 second quarter. Several of our products, in 2014, are experiencing double digit rate level increases and we are applying the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that consider industry loss cost trends.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross premiums written	$182,136	$169,016	$345,703	$320,884
Ceded reinsurance	(38,600)	(29,798)	(68,751)	(56,909)
Net premiums written	143,536	139,218	276,952	263,975
Change in unearned premiums, net of ceded	(4,397)	(10,352)	(4,310)	(8,202)
Total premiums earned	$139,139	$128,866	$272,642	$255,773
Combined Ratios:
Loss and LAE ratio (1)	96.0%	92.3%	86.6%	84.3%
Underwriting expense ratio (2)	20.5%	21.6%	20.5%	21.6%
Combined ratio	116.5%	113.9%	107.1%	105.9%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended June 30, 2014 compared to June 30, 2013. Our loss and LAE ratio for the second quarter of 2014 increased 3.7 percentage points to 96.0% compared to 92.3% during the same period in 2013 primarily attributable to an increase in adverse prior year development. For the second quarter of 2014, we had unfavorable development from prior years' loss reserves of $28.1 million, or 20.2 combined ratio points, of which $20.0 million was related to reserve strengthening predominantly in our commercial auto liability line of business for accident years 2011, 2012 and 2013. This compares to unfavorable development of $8.4 million, or 6.5 combined ratio points, in the second quarter of 2013. Approximately one-third of the second quarter 2014 reserve development relates to products that are in runoff. Excluding development from prior year claims, the loss and LAE ratio for the 2014 second quarter was 75.8% compared to 85.8% for the 2013 second quarter, which reflects uncharacteristically high claim severity in the second quarter of 2013 that was not recurring.
Industry trends have indicated that commercial auto policies written during the prolonged soft market conditions were at rates below those required to keep pace with changing economic and societal influences related to claims settlements. These influences, such as HIPAA regulations, increased litigation costs, lower spending on safety measures and increased fraud have resulted in adverse industry trends of prior year reserves in the commercial auto liability line. Similar to the industry, we have experienced unfavorable prior year claim development for seven consecutive quarters. Though such development appeared to be subsiding in the first quarter of 2014, as compared to the previous three quarters, during the 2014 second quarter actual incurred claims developed higher than expected by approximately $8.1 million, primarily related to accident years 2010, 2011 and 2012 for the commercial auto coverages. In consideration of the continued adverse prior year claims development, we engaged a leading independent global actuarial firm to conduct a review of our loss and LAE reserves. We used this additional actuarial data as well as various data inputs and other factors including, but not limited to, claims processing procedures, our historic loss experience and that of the industry, loss development factors as well as actuarial analysis provided by Great American when establishing our best estimate for loss reserves as of June 30, 2014. As a result of our review and analysis of the various data points discussed above we increased our loss and LAE reserves by $20.0 million.
Considering our results and industry trends, we continue to closely monitor the commercial auto liability line of business with continued focus on our pricing and risk selection on new and renewal business. In 2013 we exited several unprofitable businesses including the commercial vehicle product and we priced away or chose not to renew over $65 million of business. In the first half of 2014 we applied the same disciplines as we did in 2013, non-renewing an approximate $20 million in business. We also have and continue to proactively focus on and enhance our process and related procedures surrounding loss reserving in response to both our own financial trends and those of the industry.
The $8.4 million unfavorable development in the second quarter of 2013 was predominately related to products in runoff within the program portion of our ART component, as well as our commercial vehicle product, which is part of our specialty personal lines component.
The underwriting expense ratio for the second quarter of 2014 decreased 1.1 percentage points to 20.5% compared to 21.6% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and leveraging our operating costs over increased premiums earned in the second quarter of 2014. Specifically, operating costs associated with our insurance operations, such as product management, underwriting, and sales and marketing costs, have remained relatively flat during the second quarter of 2014 as compared to the second quarter of 2013.
Six months ended June 30, 2014 compared to June 30, 2013. Our loss and LAE ratio for the six months ended June 30, 2014 increased 2.3 percentage points to 86.6% compared to 84.3% during the same period in 2013. This increase over the prior period is primarily attributable to adverse development on prior years' loss reserves and the related reserve strengthening recorded during the second quarter of 2014, as discussed above for the three month period. For the six months ended June 30, 2014, we had unfavorable development from prior years’ loss reserves of $29.9 million, or 11.0 percentage points, compared to unfavorable development of $10.8 million, or 4.2 percentage points, for the first six months of 2013. Excluding development from prior year claims, the loss and LAE ratio for the first six months of 2014 was 75.6% compared to 80.1% for the same period in 2013, which reflects uncharacteristically high claim severity in the second quarter of 2013 that was not recurring.
The underwriting expense ratio for the six months ended June 30, 2014 decreased 1.1 percentage points to 20.5% compared to 21.6% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and leveraging our operating costs over increased premiums earned, as discussed above for the three month period.

Net Investment Income
2014 compared to 2013. For the three and six months ended June 30, 2014, net investment income was $8.8 million and $17.5 million, respectively, compared to $7.9 million and $15.9 million for the same periods in 2013. The increase in net investment income for both the three and six months ended June 30, 2014 of $0.9 million, or 10.8%, and $1.6 million, or 10.1%, respectively, compared to the same period in 2013, is primarily due to higher average invested assets and new purchases at yields higher than were available prior to the mid-2013 rise in interest rates.

Net Realized Gains on Investments
2014 compared to 2013. Pre-tax net realized gains on investments were $1.1 million for the second quarter of 2014 compared to $2.5 million for the second quarter of 2013. For the six months ended June 30, 2014 and 2013, pre-tax net realized gains were $3.7 million and $4.1 million, respectively. The pre-tax net realized gains for both the second quarter and first six months of 2014 were partially generated from sales of securities totaling $0.8 million and $1.8 million, respectively. In addition, equity partnership investments produced net gains of $0.4 million and $2.3 million for the second quarter and first half of 2014, respectively. Offsetting these gains for the three and six months ended June 30, 2014, were other-than-temporary impairment charges of $0.1 million and$0.4 million, respectively. The pre-tax net realized gains for both the second quarter and first six months of 2013 were primarily generated from net realized gains associated with sales of securities totaling $2.1 million and $2.9 million, respectively. Equity partnership investments produced net gains of $0.4 million and $1.2 million for the second quarter and first half of 2013, respectively.

Commissions and Other Underwriting Expenses
2014 compared to 2013. For the three and six months ended June 30, 2014 and 2013, commissions and other underwriting expenses were relatively flat. For the three month periods such expenses were $23.9 million and $23.4 million, or 17.2% and 18.2% as a percentage of premiums earned, while such expenses for the six month periods were $46.4 million and $46.3 million, or 17.0% and 18.1% as a percentage of premiums earned. The decrease as a percentage of premiums earned in both periods is attributable to changes in our business mix written, resulting in a lower overall cost structure of our insurance products, as well as the impact of maintaining relatively flat fixed operating costs while increasing our premium base.

Other Operating and General Expenses
2014 compared to 2013. At June 30, 2014 and 2013 other operating and general expenses were relatively flat for the three months ended at $5.4 million and $5.2 million, respectively, increasing 4.5%, and for the six months ended at $10.9 million and $10.6 million, respectively, increasing 2.5%. As a percentage of premiums earned, such expenses were 3.9% and 4.0% for the three and six months ended June 30, 2014, respectively, compared to 4.0% and 4.2% for the three and six months ended June 30, 2013.

Transaction Expenses
2014 compared 2013. During the three month and six month periods ended June 30, 2014, we incurred $0.2 and $2.2 million, respectively, in transaction expenses related to the tender offer initiated on February 5, 2014, by Great American, a wholly-owned subsidiary of AFG, to purchase for cash all outstanding shares of our common stock that Great American did not already own.

Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses is $0.6 million, recorded during the first quarter, related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American.

Interest Expense
2014 compared to 2013. Interest expense of $0.1 million for the three and six month periods ended June 30, 2014 decreased 74.4% and 56.3% from the $0.2 million and $0.3 million reported during the same periods in 2013. Both the quarter and year-to-date decreases were primarily due to decreases in interest related to the contractual amounts payable under the Vanliner balance sheet guaranty.

Income Taxes
2014 compared to 2013. We have recorded our income tax provision for the six months ended June 30, 2014 to reflect our full-year estimated effective tax rate of 21.1%, which represents a 0.9 percentage point increase from the 20.2% effective tax rate reported for the first six months of 2013. Such increase was primarily driven by a slight increase to the estimated full-year increase in pre-tax net income over the prior period. As a result of recording our provision for income taxes based on our full-year estimated effective tax rate, our effective tax rate for the second quarter of 2014 decreased 2.2 percentage points to 27.2%, as compared to 29.4% for the same period in 2013.

Financial Condition
Investments
At June 30, 2014, our investment portfolio contained $941.7 million in fixed maturity securities and $79.1 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $43.2 million in other investments, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2014, we had pre-tax net unrealized gains of $33.1 million on fixed maturities and $13.0 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
At June 30, 2014, 89.4% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at June 30, 2014 were $348.1 million of state and local government obligations, which represented approximately 37.0% of our fixed maturity portfolio, with approximately $286.8 million, or 82.4%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 99.1% of such securities were rated investment grade at June 30, 2014. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2014. Summary information for securities with unrealized gains or losses at June 30, 2014 is shown in the following table. Approximately $9.3 million of fixed maturities and $1.9 million of equity securities had no unrealized gains or losses at June 30, 2014.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$777,900	$154,477
Amortized cost of securities	742,043	157,262
Gross unrealized gain or (loss)	$35,857	$(2,785)
Fair value as a % of amortized cost	104.8%	98.2%
Number of security positions held	678	137
Number individually exceeding $50,000 gain or (loss)	226	14
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,532	$(17)
Foreign governments	5	—
State, municipalities and political subdivisions	12,021	(558)
Residential mortgage-backed securities	9,097	(1,594)
Commercial mortgage-backed securities	1,487	(6)
Other debt obligations	335	(256)
Financial institutions, insurance and real estate	2,811	(225)
Industrial and other	6,569	(129)
Percent rated investment grade (a)	89.3%	90.2%
Equity Securities:
Fair value of securities	$65,755	$11,434
Cost of securities	51,821	12,338
Gross unrealized gain or (loss)	$13,934	$(904)
Fair value as a % of cost	126.9%	92.7%
Number individually exceeding $50,000 gain or (loss)	68	4

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2014, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.7%	1.3%
After one year through five years	29.6%	7.5%
After five years through ten years	35.2%	37.0%
After ten years	10.5%	13.3%
	79.0%	59.1%
Mortgage-backed securities	21.0%	40.9%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At June 30, 2014
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (84 issues)	$127,457	$6,702	105.6%
One year or longer (142 issues)	279,601	21,153	108.2%
$50,000 or less (452 issues)	370,842	8,002	102.2%
	$777,900	$35,857
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (4 issues)	$5,283	$(237)	95.7%
One year or longer (10 issues)	14,558	(928)	94.0%
$50,000 or less (123 issues)	134,636	(1,620)	98.8%
	$154,477	$(2,785)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (41 issues)	$22,568	$4,492	124.9%
One year or longer (27 issues)	21,522	8,446	164.6%
$50,000 or less (46 issues)	21,665	996	104.8%
	$65,755	$13,934
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (4 issues)	$3,989	$(685)	85.3%
One year or longer (0 issues)	—	—	0.0%
$50,000 or less (17 issues)	7,445	(219)	97.1%
	$11,434	$(904)
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

Premiums and Reinsurance
Premiums receivable increased $28.3 million, or 11.5%, and unearned premiums increased $23.5 million, or 8.3%, from December 31, 2013 to June 30, 2014. Prepaid reinsurance premiums increased $19.2 million, or 50.8%, and reinsurance balances payable increased $19.3 million, or 73.2%, from December 31, 2013 to June 30, 2014. Under most of our group ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the year. However, we have several large ART programs that renew during the first six months of a given fiscal year resulting in significant increases in premiums receivable, unearned premiums, prepaid reinsurance premiums and reinsurance balances payable. These balances gradually decline throughout the remainder of the year.

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$40,561	$23,344
Net cash used in investing activities	(8,426)	(18,824)
Net cash used in financing activities	(2,575)	(3,278)
Net increase in cash and cash equivalents	$29,560	$1,242
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first six months of 2014, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $29.6 million from $35.7 million at December 31, 2013 to $65.2 million at June 30, 2014. We generated increased net cash from operations of $40.6 million for the six months ended June 30, 2014, compared to $23.3 million during the same period in 2013. This increase is partially attributable to a decrease in the payment made associated with the settlement of the Vanliner balance sheet guaranty through December 31, 2013, of $9.1 million, whereas the payment for the prior year was $17.3 million. The remaining $9.0 million of the $17.2 million increase is reflected within the various line items of the operating activities section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $8.4 million and $18.8 million for the six months ended June 30, 2014 and 2013, respectively. Higher cash balances held at June 30, 2014 compared to the same period last year contributed to the decrease in cash used in investing activities. There were decreases of $41.7 million in the proceeds from sales, maturities and redemptions of investments and $44.0 million and $8.4 million decreases in the purchases of fixed maturities and equity securities, respectively. Such sales, maturities and redemptions are typically reinvested in fixed maturities or common and preferred stocks. Such decreases can be attributed, in part, to an increase in the overall interest rate environment that has occurred over the prior period which has led to slower prepayment speeds on mortgage-backed securities and call options on fixed maturities to be less attractive for redemption.
Net cash used in financing activities was $2.6 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations will come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at June 30, 2014, we would pay interest at a LIBOR rate plus 0.875%. At June 30, 2014, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.3209% at June 30, 2014) plus 0.875%, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2014, we were in compliance with all covenants.
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

Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2014 and December 31, 2013, we had $846.1 million and $803.8 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of June 30, 2014 and December 31, 2013 reflected point estimates that were within 3% and 1%, respectively, of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2014 and December 31, 2013.
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

Other-Than-Temporary Impairment
Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations that we use in the impairment evaluation process include, but are not limited to:

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and six months ended June 30, 2014, we recorded other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively, in earnings related to three mortgage-backed securities for which previous impairment charges had been recorded and on several equity securities. There were no material other-than-temporary charges recorded during the three and six months ended June 30, 2013. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition -Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first six months of 2014, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2014, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our information systems by either updating systems or implementing new systems such as the new reinsurance premiums and claims processing system implemented in the second quarter of 2014.

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

ITEM 5. Other Information

As previously announced on our Form 8-K filed with the Securities and Exchange Commission on July 7, 2014, we will hold our 2014 Annual Meeting of Shareholders (the "2014 Annual Meeting") on Thursday, September 18, 2014, at 9:00 a.m., Eastern Time. The record date for determining shareholders entitled to notice of, and to vote at, the 2014 Annual Meeting will be August 6, 2014. The 2014 Annual Meeting will be held at our headquarters at 3250 Interstate Drive, Richfield, Ohio.

Because the 2014 Annual Meeting will be held more than 30 days after the anniversary of the 2013 annual meeting of shareholders, we are informing our shareholders of the revised deadline for the submission of shareholder proposals and director nominations for consideration at the 2014 Annual Meeting.  Any shareholder proposal or director nomination must be submitted to us no later than 5:00 p.m., Eastern Time, on July 18, 2014.  Any such shareholder proposal or director nomination must comply with our Code of Regulations as well as all applicable statutes, rules, and regulations promulgated by the Securities and Exchange Commission or other applicable governing body.

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
10.1
Agreement dated July 1, 2014, by and among Alan R. Spachman, National Interstate Corporation, American Financial Group, Inc. and Great American Insurance Company. This exhibit has been filed as Exhibit 10.1 to National Interstate Corporation's Form 8-K filed with the Securities and Exchange Commission on July 7, 2014 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	August 1, 2014	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	August 1, 2014	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)