Form 10-Q
period 2014-09-30
National Interstate CORP
filed 2014-10-31
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of October 28, 2014 was 19,781,073.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $918,711 and $914,149, respectively)	$947,843	$933,579
Equity securities available-for-sale, at fair value (amortized cost – $70,433 and $55,537, respectively)	78,885	65,770
Other invested assets	45,625	40,395
Total investments	1,072,353	1,039,744
Cash and cash equivalents	72,982	35,684
Accrued investment income	8,293	8,644
Premiums receivable, net of allowance for doubtful accounts of $2,861 and $3,225, respectively	238,862	244,934
Reinsurance recoverable on paid and unpaid losses	159,858	169,210
Prepaid reinsurance premiums	47,703	37,867
Deferred policy acquisition costs	23,239	23,025
Deferred federal income taxes	20,403	25,826
Property and equipment, net	24,616	24,753
Funds held by reinsurer	4,178	3,780
Intangible assets, net	7,862	8,073
Prepaid expenses and other assets	7,193	2,287
Total assets	$1,687,542	$1,623,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$851,433	$803,782
Unearned premiums and service fees	284,575	283,582
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	92,985	80,999
Reinsurance balances payable	32,173	26,317
Accounts payable and other liabilities	35,471	44,516
Commissions payable	15,284	13,934
Assessments and fees payable	4,586	6,413
Total liabilities	1,328,507	1,271,543
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,570 and 3,689 shares, respectively, in treasury	234	234
Additional paid-in capital	58,943	56,481
Retained earnings	280,491	281,518
Accumulated other comprehensive income	24,430	19,281
Treasury shares	(5,063)	(5,230)
Total shareholders’ equity	359,035	352,284
Total liabilities and shareholders’ equity	$1,687,542	$1,623,827
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned	$140,009	$132,748	$412,651	$388,521
Net investment income	9,130	8,302	26,615	24,190
Net realized gains on investments (*)	2,622	1,353	6,294	5,433
Other	941	877	2,487	2,559
Total revenues	152,702	143,280	448,047	420,703
Expenses:
Losses and loss adjustment expenses	110,755	104,530	346,920	320,098
Commissions and other underwriting expenses	24,058	23,555	70,482	69,847
Other operating and general expenses	4,912	4,625	15,797	15,240
Transaction expenses	—	—	2,163	—
Expense on amounts withheld	1,971	1,080	4,952	3,548
Interest expense	59	184	191	486
Total expenses	141,755	133,974	440,505	409,219
Income before income taxes	10,947	9,306	7,542	11,484
Provision for income taxes	2,154	2,028	1,437	2,469
Net income	$8,793	$7,278	$6,105	$9,015
Net income per share – basic	$0.44	$0.37	$0.31	$0.46
Net income per share – diluted	$0.44	$0.37	$0.31	$0.46
Weighted average of common shares outstanding – basic	19,780	19,657	19,746	19,640
Weighted average of common shares outstanding – diluted	19,853	19,766	19,823	19,770
Cash dividends per common share	$0.12	$0.11	$0.36	$0.33
(*) Consists of the following:
Net realized gains before impairment losses	$2,942	$1,491	$6,979	$5,588
Total losses on securities with impairment charges	(320)	(138)	(455)	(155)
Non-credit portion recognized in other comprehensive income	—	—	(230)	—
Net impairment charges recognized in earnings	(320)	(138)	(685)	(155)
Net realized gains on investments	$2,622	$1,353	$6,294	$5,433
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,793	$7,278	$6,105	$9,015
Other comprehensive (loss) income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period	(6,947)	1,052	10,647	(14,820)
Reclassification adjustment for net realized gains included in net income	(1,570)	(800)	(2,726)	(2,984)
Total other comprehensive (loss) income, before tax	(8,517)	252	7,921	(17,804)
Deferred income tax (benefit) expense on other comprehensive (loss) income	(2,981)	89	2,772	(6,231)
Other comprehensive (loss) income, net of tax	(5,536)	163	5,149	(11,573)
Total comprehensive income (loss)	$3,257	$7,441	$11,254	$(2,558)
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net income			6,105			6,105
Other comprehensive income, net of tax				5,149		5,149
Dividends on common stock			(7,132)			(7,132)
Issuance of 119,651 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,976			167	2,143
Net tax effect from exercise/vesting of stock compensation		50				50
Stock-based compensation expense		436				436
Balance at September 30, 2014	$234	$58,943	$280,491	$24,430	$(5,063)	$359,035

Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			9,015			9,015
Other comprehensive loss, net of tax				(11,573)		(11,573)
Dividends on common stock			(6,503)			(6,503)
Issuance of 65,483 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		944			91	1,035
Net tax effect from exercise/vesting of stock compensation		21				21
Stock-based compensation expense		515				515
Balance at September 30, 2013	$234	$56,268	$275,130	$20,061	$(5,235)	$346,458
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$6,105	$9,015
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	2,990	5,175
Provision for depreciation and amortization	3,254	2,751
Net realized gains on investment securities	(6,294)	(5,433)
Deferred federal income taxes	2,651	456
Stock-based compensation expense	436	515
(Increase) decrease in deferred policy acquisition costs, net	(214)	2,078
Increase in reserves for losses and loss adjustment expenses	47,651	28,317
Increase in premiums receivable	6,072	690
Increase (decrease) in unearned premiums and service fees	993	(1,556)
(Increase) decrease in interest receivable and other assets	(4,953)	303
Increase in prepaid reinsurance premiums	(9,836)	(5,318)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	(9,522)	(11,654)
Increase in amounts withheld or retained for accounts of others	11,986	7,819
Decrease in reinsurance recoverable	9,352	4,921
Increase in reinsurance balances payable	5,856	5,231
Other	39	(122)
Net cash provided by operating activities	66,566	43,188
Investing activities
Purchases of fixed maturities	(125,325)	(184,673)
Purchases of equity securities	(21,678)	(28,422)
Proceeds from sale of fixed maturities	19,985	35,023
Proceeds from sale of equity securities	8,428	6,747
Proceeds from maturities and redemptions of investments	99,344	135,109
Change in other invested assets, net	(2,138)	(1,820)
Capital expenditures	(2,945)	(2,391)
Net cash used in investing activities	(24,329)	(40,427)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	50	21
Issuance of common shares from treasury upon exercise of stock options or stock award grants	2,143	1,035
Cash dividends paid on common shares	(7,132)	(6,503)
Net cash used in financing activities	(4,939)	(5,447)
Net increase (decrease) in cash and cash equivalents	37,298	(2,686)
Cash and cash equivalents at beginning of period	35,684	41,981
Cash and cash equivalents at end of period	$72,982	$39,295
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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $145.4 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fall as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$1,709	$103,410	$—	$105,119
Foreign government obligations	—	—	—	—
State and local government obligations	—	347,659	887	348,546
Residential mortgage-backed securities	—	196,262	—	196,262
Commercial mortgage-backed securities	—	20,703	—	20,703
Corporate obligations	—	183,330	7,103	190,433
Other debt obligations	—	79,982	2,503	82,485
Redeemable preferred stocks	3,801	—	494	4,295
Total fixed maturities	5,510	931,346	10,987	947,843
Equity securities:
Common stocks	53,165	—	3,778	56,943
Nonredeemable preferred stocks	18,318	3,624	—	21,942
Total equity securities	71,483	3,624	3,778	78,885
Total fixed maturities and equity securities	76,993	934,970	14,765	1,026,728
Cash and cash equivalents	72,982	—	—	72,982
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$149,975	$934,970	$14,765	$1,099,710

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
The tables above exclude other invested assets of $45.6 million and $40.4 million at September 30, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three and nine months ended September 30, 2014, the Company transferred seven nonredeemable preferred stocks, with an aggregate value of $6.1 million, from Level 2 to Level 1 due to increases in trading activity. Conversely, during the same nine month period, the Company transferred six other nonredeemable preferred stocks, with an aggregate value of $5.0 million, from Level 1 to Level 2 due to decreases in trading activity. There were no transfers from Level 1 to Level 2 during the three months ended September 30, 2014.
During the nine months ended September 30, 2013, the Company transferred $3.8 million of nonredeemable preferred stocks and $1.0 million of redeemable preferred stocks from Level 2 to Level 1 due to increases in trading activity. Of these transfers, $3.5 million of the nonredeemable preferred stocks were transferred in the third quarter of 2013. There were no transfers from Level 1 to Level 2 during the three or nine months ended September 30, 2013.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2014 and 2013. The transfers into Level 3 during the three and nine months ended September 30, 2014 and 2013 were due to decreases in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended September 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at July 1, 2014	$887	$6,019	$2,510	$493	$3,844
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	128	(7)	1	(66)
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(59)	—	—	—
Transfers in and/or (out) of Level 3	—	1,015	—	—	—
Ending balance at September 30, 2014	$887	$7,103	$2,503	$494	$3,778
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	280	(21)	7	12	—
Purchases and issuances	—	1,000	—	—	2,266	—
Sales, settlements and redemptions	—	(161)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	1,015	—	—	—	—
Ending balance at September 30, 2014	$887	$7,103	$2,503	$494	$3,778	$—
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at July 1, 2013	$844	$8,617	$—	$481	$963
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	13	(240)	—	4	12
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(55)	—	—	—
Transfers in and/or (out) of Level 3	—	—	2,510	—	—
Ending balance at September 30, 2013	$857	$8,322	$2,510	$485	$975
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$—	$483	$—
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	20	(189)	—	2	6
Purchases and issuances	—	1,000	—	—	969
Sales, settlements and redemptions	—	(147)	—	—	—
Transfers in and/or (out) of Level 3	—	—	2,510	—	—
Ending balance at September 30, 2013	$857	$8,322	$2,510	$485	$975
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—
At September 30, 2014, the Company had 14 securities with a fair value of $14.8 million that are included in Level 3, which represented 1.4% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 4.1% of the Company’s shareholders’ equity at September 30, 2014, any change in unobservable inputs would not have a material impact on the Company’s financial position.

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
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2014
Fixed maturities:
U.S. Government and government agency obligations	$102,225	$2,952	$(58)	$105,119
State and local government obligations	336,897	12,130	(481)	348,546
Residential mortgage-backed securities	189,788	8,221	(1,747)	196,262
Commercial mortgage-backed securities	19,672	1,036	(5)	20,703
Corporate obligations	183,142	7,793	(502)	190,433
Other debt obligations	82,819	219	(553)	82,485
Redeemable preferred stocks	4,168	133	(6)	4,295
Total fixed maturities	918,711	32,484	(3,352)	947,843
Equity securities:
Common stocks	49,743	9,290	(2,090)	56,943
Nonredeemable preferred stocks	20,690	1,505	(253)	21,942
Total equity securities	70,433	10,795	(2,343)	78,885
Total fixed maturities and equity securities	$989,144	$43,279	$(5,695)	$1,026,728
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$91,360	$3,282	$(285)	$94,357
Foreign government obligations	3,529	24	—	3,553
State and local government obligations	351,866	8,155	(3,218)	356,803
Residential mortgage-backed securities	197,376	8,034	(3,185)	202,225
Commercial mortgage-backed securities	33,503	1,483	(23)	34,963
Corporate obligations	186,899	7,060	(1,509)	192,450
Other debt obligations	45,448	146	(478)	45,116
Redeemable preferred stocks	4,168	72	(128)	4,112
Total fixed maturities	914,149	28,256	(8,826)	933,579
Equity securities:
Common stocks	39,755	10,842	(952)	49,645
Nonredeemable preferred stocks	15,782	1,047	(704)	16,125
Total equity securities	55,537	11,889	(1,656)	65,770
Total fixed maturities and equity securities	$969,686	$40,145	$(10,482)	$999,349
The table above excludes other invested assets of $45.6 million and $40.4 million at September 30, 2014 and December 31, 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.

State and local government obligations represented approximately 36.8% of the Company’s fixed maturity portfolio at September 30, 2014, with approximately $286.5 million, or 82.2%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade (as determined by nationally recognized agencies) at September 30, 2014. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2014.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at September 30, 2014 and December 31, 2013 were $3.3 million and $3.5 million, respectively.
The amortized cost and fair value of fixed maturities at September 30, 2014, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 4.0 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$22,206	$22,458
Due after one year through five years	291,379	301,098
Due after five years through ten years	300,223	308,683
Due after ten years	95,443	98,639
	709,251	730,878
Mortgage-backed securities	209,460	216,965
Total	$918,711	$947,843
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Fixed maturity gains	$172	$405	$1,079	$2,104
Fixed maturity losses	(32)	(33)	(262)	(38)
Equity security gains	1,827	625	2,766	1,835
Equity security losses	(319)	(147)	(530)	(216)
Other invested assets, net gains	974	503	3,241	1,748
Net realized gains on investments	$2,622	$1,353	$6,294	$5,433
Pre-tax net realized gains on investments of $2.6 million and $6.3 million for the three and nine months ended September 30, 2014 were partially generated from net realized gains associated with the sales or redemptions of securities of $1.9 million and $3.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Other invested assets generated net gains of $1.0 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. Offsetting these gains for the three and nine months ended September 30, 2014, were other-than-temporary impairment charges of $0.3 million and $0.7 million, respectively, related to several securities due to the uncertainty surrounding the timing and extent of recovery.
Pre-tax net realized gains on investments of $1.4 million and $5.4 million for the three and nine months ended September 30, 2013 were primarily generated from net realized gains associated with the sales or redemptions of securities of $1.0 million and $3.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Other invested assets generated net gains of $0.5 million and $1.8 million for the three and nine months ended September 30, 2013, respectively. Offsetting these gains were other-than-temporary impairment charges of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013 on several equity securities due to the uncertainty surrounding the timing and extent of recovery.
The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2014
Fixed maturities:
U.S. Government and government agency obligations	$9,195	$(57)	99.4%	11	$48	$(1)	98.0%	1
State and local government obligations	22,208	(205)	99.1%	18	12,151	(276)	97.8%	10
Residential mortgage-backed securities	36,520	(321)	99.1%	31	39,568	(1,426)	96.5%	34
Commercial mortgage-backed securities	1,055	(2)	99.8%	1	1,048	(3)	99.7%	1
Corporate obligations	16,834	(151)	99.1%	20	13,161	(351)	97.4%	11
Other debt obligations	47,713	(374)	99.2%	51	10,863	(179)	98.4%	11
Redeemable preferred stocks	999	(1)	99.9%	1	494	(5)	99.0%	1
Total fixed maturities	134,524	(1,111)	99.2%	133	77,333	(2,241)	97.2%	69
Equity securities:
Common stocks	20,707	(2,090)	90.8%	35	—	—	0.0%	—
Nonredeemable preferred stocks	5,521	(84)	98.5%	11	2,832	(169)	94.4%	3
Total equity securities	26,228	(2,174)	92.3%	46	2,832	(169)	94.4%	3
Total fixed maturities and equity securities	$160,752	$(3,285)	98.0%	179	$80,165	$(2,410)	97.1%	72
December 31, 2013
Fixed maturities:
U.S. Government and government agency obligations	$19,307	$(285)	98.5%	19	$—	$—	0.0%	—
State and local government obligations	110,694	(3,077)	97.3%	81	859	(141)	85.9%	1
Residential mortgage-backed securities	64,858	(2,286)	96.6%	55	12,445	(899)	93.3%	9
Commercial mortgage-backed securities	2,773	(23)	99.2%	2	—	—	0.0%	—
Corporate obligations	47,884	(1,455)	97.1%	45	3,098	(54)	98.3%	2
Other debt obligations	29,823	(478)	98.4%	30	—	—	0.0%	—
Redeemable preferred stocks	3,245	(115)	96.6%	5	487	(13)	97.4%	1
Total fixed maturities	278,584	(7,719)	97.3%	237	16,889	(1,107)	93.8%	13
Equity securities:
Common stocks	9,431	(952)	90.8%	16	—	—	0.0%	—
Nonredeemable preferred stocks	8,925	(704)	92.7%	15	—	—	0.0%	—
Total equity securities	18,356	(1,656)	91.7%	31	—	—	0.0%	—
Total fixed maturities and equity securities	$296,940	$(9,375)	96.9%	268	$16,889	$(1,107)	93.8%	13

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $10.5 million at December 31, 2013 to $5.7 million at September 30, 2014. The improvement in gross unrealized losses was driven primarily by the improved credit spreads on state and local government obligations and a decrease in interest rates during 2014. The $3.4 million in gross unrealized losses at September 30, 2014 on fixed maturity securities was primarily on holdings in residential mortgage-backed securities, and to a lesser extent, other debt obligations, corporate obligations, and state and local government obligations. Investment grade securities represented 91.4% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities were $2.3 million and consists of securities that have been in an unrealized loss position for less than twelve months which are considered to be temporary, and also consists of investment grade nonredeemable preferred stocks that have been in an unrealized loss position for twelve months or more.
At September 30, 2014, gross unrealized losses on residential mortgage-backed securities were $1.7 million and represented 52.1% of the total gross unrealized losses on fixed maturities. There were 31 securities with gross unrealized losses of $0.3 million that were in an unrealized loss position for less than 12 months and 34 securities with gross unrealized losses of $1.4 million that were in an unrealized loss position for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities and no additional charges for other-than-temporary impairments will be required.
At September 30, 2014, other debt obligations, with gross unrealized losses of $0.6 million, had 51 securities that were in an unrealized loss position of $0.4 million for less than 12 months and 11 securities with gross unrealized losses of $0.2 million for 12 months or more. All of these other debt obligations are investment grade securities. The corporate obligations, with gross unrealized losses of $0.5 million, primarily consisted of 11 securities that were in an unrealized loss position of $0.4 million for 12 months or more. Investment grade securities represented 79.8% of all corporate obligations with unrealized losses. The state and local government obligations with gross unrealized losses of $0.5 million, had 18 securities that were in an unrealized loss position of $0.2 million for less than 12 months and 10 securities with gross unrealized losses $0.3 million for 12 months or more. Investment grade securities represented 94.1% of all state and local government obligations with unrealized losses.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the first nine months of 2014 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$2,377	$2,282	$2,183	$2,282
Additional credit impairments on:
Previously impaired securities	—	—	230	—
Securities without prior impairments	—	—	—	—
Reductions - disposals	(9)	—	(45)	—
Ending balance	$2,368	$2,282	$2,368	$2,282

4. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 19.7% and 19.1% for the three and nine months ended September 30, 2014, respectively, and 21.8% and 21.5% for the three and nine months ended September 30, 2013, respectively. The effective tax rate for the nine months ended September 30, 2014, is lower than the 35% statutory rate primarily due to tax exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred Tax Assets:
Unearned premiums	$16,549	$17,151
Unpaid losses and loss adjustment expenses	19,243	20,073
Assessments and fees payable	1,468	2,029
Allowance for doubtful accounts	1,415	1,129
Realized losses on investments, primarily impairments	3,870	4,061
Accrued compensation	1,743	2,130
Limited partnership investments	—	490
Other, net	1,225	792
	45,513	47,855
Deferred Tax Liabilities:
Deferred policy acquisition costs	(8,134)	(8,059)
Unrealized gains on investments	(13,154)	(10,382)
Intangible assets	(2,752)	(2,826)
Limited partnership investments	(487)	—
Other, net	(583)	(762)
Total deferred tax liabilities	(25,110)	(22,029)
Net deferred income tax assets	$20,403	$25,826
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

5. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At September 30, 2014, there were options for 299,300 shares outstanding and 870,598 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options in its sole discretion.
For the three months ended September 30, 2014, the Company recognized stock-based compensation expense of $46 thousand with related income tax benefits of approximately $26 thousand, as compared to stock-based compensation expense of $0.2 million with related income tax benefits of approximately $40 thousand for the same period in 2013. For the nine months ended September 30, 2014 the Company recognized stock-based compensation expense of $0.4 million with related income tax benefits of approximately $0.1 million, as compared to stock-based compensation expense of $0.5 million with related income tax benefits of approximately $0.1 million for the same period in 2013.

6. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$8,793	$7,278	$6,105	$9,015
Weighted average shares outstanding during period	19,780	19,657	19,746	19,640
Additional shares issuable under employee common stock option plans using treasury stock method	73	109	77	130
Weighted average shares outstanding assuming exercise of stock options	19,853	19,766	19,823	19,770
Net income per share:
Basic	$0.44	$0.37	$0.31	$0.46
Diluted	$0.44	$0.37	$0.31	$0.46
For the three months ended September 30, 2014 and 2013, there were 97,870 and 100,000, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, there were 100,000 and 77,515, respectfully, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

7. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2014, Great American owned 51.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Assumed premiums written	$112	$355	$479	$1,454
Assumed premiums earned	225	539	852	1,684
Assumed losses and loss adjustment expense incurred	326	648	719	2,145
Ceded premiums written	19	12	60	38
Ceded premiums earned	18	12	48	42
Ceded losses and loss adjustment expense recoveries	182	752	738	1,150

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Payable to Great American as of period end	$66	$91	$66	$91
During 2013, California, North Carolina, Ohio, Tennessee, and Wisconsin recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 55% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2014 and 2013.
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
In addition, NIIC, NIIC-HI, TCC and VIC were parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participated on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties which expired on May 31, 2014, and July 31, 2014, respectively. The Company’s Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus. During the first nine months of 2014, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.3 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process.
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
On April 18, 2014, the Company entered into an agreement with its director, Alan R. Spachman, whereby the Company agreed to reimburse Mr. Spachman for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American for all publicly traded shares of the Company that Great American did not already own. The agreement provided that the Company pay $0.6 million to Mr. Spachman, and that all parties to the proceeding captioned, Alan R. Spachman v. Great American Insurance Co., et al, in the United States District Court for the Northern District of Ohio, in Cleveland, case No. 14-CV-00509, including the Company, receive mutual releases for all matters regarding the tender offer. This proceeding named Messrs. Joseph E. (Jeff) Consolino, Gary J. Gruber, Keith A. Jenson, Donald D. Larson, David W. Michelson, and Vito C. Peraino individually and each of the aforementioned directors were parties to the agreement. Following the payment to Mr. Spachman, the parties filed a joint stipulation with the court to dismiss all claims with prejudice. Such amount is included in the "Transaction expenses" line item on our Consolidated Statements of Income. The Company recognized the expense in the first quarter and remitted the payment of $0.6 million on April 25, 2014.

8. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Direct premiums written	$140,432	$129,554	$480,783	$444,962
Reinsurance assumed	3,815	2,277	9,167	7,753
Reinsurance ceded	(17,422)	(14,278)	(86,173)	(71,187)
Net premiums written	$126,825	$117,553	$403,777	$381,528
Direct premiums earned	$163,424	$152,909	$480,135	$446,995
Reinsurance assumed	3,407	2,293	8,853	7,395
Reinsurance ceded	(26,822)	(22,454)	(76,337)	(65,869)
Premiums earned	$140,009	$132,748	$412,651	$388,521
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2014 and 2013 were $14.9 million and $21.5 million, respectively, and were $40.7 million and $48.9 million for the nine months ended September 30, 2014 and 2013. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below "A-", the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2014 and December 31, 2013, the liability for such assessments was $4.6 million and $6.4 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the "Other invested assets" line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $12.4 million. These limited partnership contractual agreements have expiration dates between three and five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

10. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenue:
Premiums Earned:
Alternative Risk Transfer	$75,476	$71,038	$222,376	$211,203
Transportation	47,999	44,139	140,939	125,174
Specialty Personal Lines	8,418	11,454	27,344	34,242
Hawaii and Alaska	4,695	4,137	13,269	11,485
Other	3,421	1,980	8,723	6,417
Total premiums earned	140,009	132,748	412,651	388,521
Net investment income	9,130	8,302	26,615	24,190
Net realized gains on investments	2,622	1,353	6,294	5,433
Other	941	877	2,487	2,559
Total revenues	$152,702	$143,280	$448,047	$420,703

11. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
Comprehensive income is defined as all changes in Shareholders’ Equity except those arising from transactions with shareholders. Comprehensive income includes net earnings and other comprehensive income, which consists entirely of changes in net unrealized gains or losses on the Company’s investment portfolio, which is classified as available for sale. The following tables show the progression of the components of AOCI during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Beginning balance	$29,966	$19,898
Net unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period, net of tax	(4,516)	683
Reclassification adjustment for net realized gains included in net income, net of tax	(1,020)	(520)
Other comprehensive (loss) income, net of tax	(5,536)	163
Ending balance	$24,430	$20,061

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Beginning Balance	$19,281	$31,634
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	6,921	(9,633)
Reclassification adjustment for net realized gains included in net income, net of tax	(1,772)	(1,940)
Other comprehensive income (loss), net of tax	5,149	(11,573)
Ending balance	$24,430	$20,061

The following tables present amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and nine months ended September 30, 2014 and 2013, categorized by the respective affected line items in the Consolidated Statements of Income:

	Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Increase to net realized gains on investments	$1,570	$800
Increase to income before income taxes	1,570	800
Increase to provision for income taxes	550	280
Increase to net income	$1,020	$520

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Increase to net realized gains on investments	$2,726	$2,984
Increase to income before income taxes	2,726	2,984
Increase to provision for income taxes	954	1,044
Increase to net income	$1,772	$1,940

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 37 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our five active agency and service subsidiaries.

As of September 30, 2014, Great American Insurance Company (“Great American”) owned 51.4% of our outstanding common shares.
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
Our net income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized gains from investments and transaction expenses related to the Great American tender offer that may not be indicative of our ongoing operations. The following tables reconcile net income to net income from operations; a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended September 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,089	$0.36	$6,398	$0.33
After-tax net realized gains from investments	1,704	0.08	880	0.04
Net income	$8,793	$0.44	$7,278	$0.37

	Nine Months Ended September 30,
	2014		2013
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$3,420	$0.17	$5,483	$0.28
After-tax net realized gains from investments	4,091	0.21	3,532	0.18
After-tax impact from transaction expenses	(1,406)	(0.07)	—	—
Net income	$6,105	$0.31	$9,015	$0.46
We recorded net income for the three and nine months ended September 30, 2014 of $8.8 million ($0.44 per share diluted) and $6.1 million ($0.31 per share diluted), compared to net income of $7.3 million ($0.37 per share diluted) and $9.0 million ($0.46 per share diluted) for the same periods in 2013. Net income reflects elevated loss and LAE ratios for the three and nine months ended September 30, 2014 of 79.1% and 84.1% compared to 78.7% and 82.4% for the same periods in 2013. The loss ratio increase recorded during the three months ended September 30, 2014, was primarily attributable to elevated claims severity compared to large loss activity that was not as prevalent during the three months ended September 30, 2013. The severity occurring during the third quarter was concentrated in several of our trucking related products. The increase for the nine month period was attributable to unfavorable development from prior years’ loss reserves. The unfavorable development on prior years' loss reserves includes $20.0 million in loss and loss expense reserve strengthening recorded in the second quarter of 2014, primarily for accident years 2011 and 2012 and, to a lesser extent, in 2013.  The majority of such strengthening was concentrated in our commercial auto liability lines of business. In addition, net income for the first nine months of 2014, was adversely impacted by after-tax transaction expenses of $1.4 million ($0.07 per share diluted) related to the Great American tender offer that was withdrawn during the 2014 first quarter. See Note 7 - "Transactions with Related Parties" to the Consolidated Financial Statements. Transaction expenses primarily consisted of financial advisory and legal services. No such expenses were incurred during the comparable period in 2013. We recorded after-tax net realized gains from investments of $1.7 million ($0.08 per share diluted) and $4.1 million ($0.21 per share diluted) for the third quarter and first nine months of 2014, respectively, compared to $0.9 million ($0.04 per share diluted) and $3.5 million ($0.18 per share diluted) for the comparative periods in 2013. Our after-tax net realized gains for the three and nine months ended September 30, 2014 and 2013, respectively, were primarily generated by net gains associated with sales or redemptions of securities and gains generated from our other invested assets. Other components of the 2014 third quarter and first nine months net income, include an increase in net investment income related to increased investment balances and higher yields on new purchases as well as maintaining relatively flat underwriting and operating expenses compared to the same periods in 2013.
Our net income from operations for the three and nine months ended September 30, 2014 was $7.1 million ($0.36 per share diluted) and $3.4 million ($0.17 per share diluted) compared to $6.4 million ($0.33 per share diluted) and $5.5 million ($0.28 per share diluted) for the same periods in 2013. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$64,435	44.8%	$54,255	41.2%
Transportation	60,496	41.9%	56,344	42.7%
Specialty Personal Lines	8,717	6.0%	12,098	9.2%
Hawaii and Alaska	6,648	4.6%	7,001	5.3%
Other	3,951	2.7%	2,133	1.6%
Gross premiums written	$144,247	100.0%	$131,831	100.0%

	Nine Months Ended September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$257,382	52.6%	$224,743	49.6%
Transportation	178,358	36.4%	165,509	36.6%
Specialty Personal Lines	28,044	5.7%	39,497	8.7%
Hawaii and Alaska	16,667	3.4%	15,920	3.5%
Other	9,499	1.9%	7,046	1.6%
Gross premiums written	$489,950	100.0%	$452,715	100.0%
Three months ended September 30, 2014 compared to September 30, 2013. Gross premiums written include both direct and assumed premium. During the third quarter of 2014, our gross premiums written increased $12.4 million, or 9.4%, compared to the same period in 2013, and are inclusive of rate increases on renewal business which averaged approximately 9%. This increase in gross premiums written is primarily attributable to growth experienced in our ART and transportation components, partially offset by a decrease in our specialty personal lines component. Gross premiums written in our ART component increased $10.2 million, or 18.8%, during the third quarter of 2014 compared to the same period in 2013. This growth primarily relates to rate and exposure increases on renewal business associated with our national account ART product, as well as the addition of a new customer to this product. Gross premiums written in our transportation component increased $4.2 million, or 7.4%, primarily due to growth in our expanded limits coverage offered to our trucking insureds and new business written within the home delivery portion of our moving and storage business. Also contributing to the transportation growth were a combination of rate and exposure increases as well as new customers added to our traditional waste operations and traditional ambulance insurance products. Gross premiums written in our specialty personal lines component decreased $3.4 million, or 27.9%, during the three months ended September 30, 2014 as compared to the same period in 2013 primarily as a result of our decision to stop selling our commercial vehicle product during the third quarter of 2013.
Nine months ended September 30, 2014 compared to September 30, 2013. During the first nine months of 2014, our gross premiums written increased $37.2 million, or 8.2%, compared to the same period in 2013, and are inclusive of rate increases on renewal business which averaged approximately 8%. This increase in gross premiums written is primarily attributable to growth experienced in our ART and transportation components, partially offset by a decrease in our specialty personal lines component. Gross premiums written in our ART component increased $32.6 million, or 14.5%, during the first nine months of 2014 compared to the same period in 2013 and was primarily driven by the addition of new customers as well as rate and exposure increases in several of our existing group ART programs and our national account ART product. Gross premiums written in our transportation component increased $12.8 million, or 7.8%, primarily due to growth in our expanded limits coverage offered to our trucking insureds and our traditional waste operations and home delivery insurance products. Such growth was attributable to the addition of new customers as well as rate and exposure increases on renewal business. Additionally, several of our recently introduced traditional transportation programs including our heavy haul, energy, ambulance and tow truck operations have contributed to the growth of our transportation component primarily as a result of adding new customers. Gross premiums written in our specialty personal lines component decreased $11.5 million, or 29.0%, during the nine months ended September 30, 2014 as compared to the same period in 2013 due to the same factors as discussed previously for the three month period.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the third quarter of 2014 and 2013, we recorded net premium assessments of $2.2 million and $3.3 million, respectively. For the first nine months of 2014 and 2013, we recorded net premium assessments of $7.5 million and $8.2 million, respectively.

Premiums Earned
The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$75,476	$71,038	$4,438	6.2%
Transportation	47,999	44,139	3,860	8.7%
Specialty Personal Lines	8,418	11,454	(3,036)	(26.5)%
Hawaii and Alaska	4,695	4,137	558	13.5%
Other	3,421	1,980	1,441	72.8%
Total premiums earned	$140,009	$132,748	$7,261	5.5%

	Nine Months Ended September 30,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$222,376	$211,203	$11,173	5.3%
Transportation	140,939	125,174	15,765	12.6%
Specialty Personal Lines	27,344	34,242	(6,898)	(20.1)%
Hawaii and Alaska	13,269	11,485	1,784	15.5%
Other	8,723	6,417	2,306	35.9%
Total premiums earned	$412,651	$388,521	$24,130	6.2%
Three months ended September 30, 2014 compared to September 30, 2013. Our premiums earned increased $7.3 million, or 5.5%, to $140.0 million during the three months ended September 30, 2014 compared to $132.7 million for the same period in 2013. The increase in premiums earned was primarily attributable to our ART and transportation components, which grew $4.4 million, or 6.2%, and $3.9 million, or 8.7%, respectively, over 2013. Our ART component growth is primarily associated with our existing ART programs, which have experienced increases in rate and exposures on renewal business as well as the addition of new customers. Partially offsetting such growth was the impact of ending the business relationship with two agents within the program business portion of our ART component, which occurred in late 2012 and 2013. The growth within our transportation component has primarily been concentrated in new business initiatives including our traditional tow and waste operations as well as increases in our home delivery business within our established moving and storage product. We experienced decreases within our specialty personal lines component of $3.0 million, or 26.5%, due to our decision to stop selling our commercial vehicle product. The Hawaii and Alaska component increased $0.6 million, or 13.5%, compared to the same period in 2013 primarily due to the addition of new customers and rate increases on renewal business. Our other component, which is comprised primarily of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.4 million, or 72.8%, compared to the same period in 2013.
Nine months ended September 30, 2014 compared to September 30, 2013. Our premiums earned increased $24.1 million, or 6.2%, to $412.7 million during the nine months ended September 30, 2014 compared to $388.5 million for the same period in 2013. The increase in premiums earned was primarily attributable to our transportation and ART components, which grew $15.8 million, or 12.6%, and $11.2 million, or 5.3%, over 2013, respectively. Such growth was partially offset by decreases in our specialty personal lines component which decreased $6.9 million, 20.1%, compared to 2013. The changes experienced in our transportation, ART and specialty personal lines components, as well as the changes to our Hawaii and Alaska, and other components, are attributable to the same factors as discussed above for the three month period.

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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. We continue to see overall rate level increases on renewal business, which have averaged approximately 8% in the current year, including approximately 9% in the 2014 third quarter. Several of our products, in the current year, are experiencing double digit rate level increases and we are applying the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that consider industry loss cost trends.
The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross premiums written	$144,247	$131,831	$489,950	$452,715
Ceded reinsurance	(17,422)	(14,278)	(86,173)	(71,187)
Net premiums written	126,825	117,553	403,777	381,528
Change in unearned premiums, net of ceded	13,184	15,195	8,874	6,993
Total premiums earned	$140,009	$132,748	$412,651	$388,521
Combined ratios:
Loss and LAE ratio (1)	79.1%	78.7%	84.1%	82.4%
Underwriting expense ratio (2)	20.0%	20.6%	20.3%	21.2%
Combined ratio	99.1%	99.3%	104.4%	103.6%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.

Three months ended September 30, 2014 compared to September 30, 2013. Our loss and LAE ratio for the third quarter of 2014 increased 0.4 combined ratio points to 79.1% compared to 78.7% during the same period in 2013. During the current period we experienced an elevated number of severe claims which were concentrated in several of our trucking related products whereas severity in the prior period was not as prevalent. Development from prior years' loss reserves had an inconsequential impact to the current period's loss and LAE ratio whereas unfavorable development of $5.3 million, or 4.0 combined ratio points, was recorded in the third quarter of 2013, which was from several accident years and concentrated in our commercial auto liability line of business.
The underwriting expense ratio for the third quarter of 2014 decreased 0.6 percentage points to 20.0% compared to 20.6% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and effectively managing our operating costs over increased premiums earned.
Nine months ended September 30, 2014 compared to September 30, 2013. Our loss and LAE ratio for the nine months ended September 30, 2014 increased 1.7 percentage points to 84.1% compared to 82.4% during the same period in 2013. This increase over the prior period is primarily attributable to adverse development on prior years' loss reserves and the related reserve strengthening of $20.0 million recorded during the second quarter of 2014. For the nine months ended September 30, 2014, we had unfavorable development from prior years’ loss reserves of $30.0 million, or 7.3 combined ratio points, compared to unfavorable development of $16.2 million, or 4.2 combined ratio points, for the first nine months of 2013. Excluding development from prior year claims, the loss and LAE ratio for the first nine months of 2014 was 76.8% compared to 78.2% for the same period in 2013, which is reflective of our continued focus on rate increases and risk selection.
Industry trends indicated that commercial auto policies written during the prolonged soft market conditions were at rates below those required to keep pace with changing economic and societal influences related to claims settlements. These influences, such as HIPAA regulations, increased litigation costs, lower spending on safety measures and increased fraud have resulted in adverse industry trends of prior year reserves in the commercial auto liability line. Similar to the industry, we had experienced unfavorable prior year claim development for seven consecutive quarters through June 30, 2014. Though such development appeared to be subsiding in the first quarter of 2014, as compared to the previous three quarters, during the 2014 second quarter actual incurred claims developed higher than expected by approximately $8.1 million, primarily related to accident years 2010, 2011 and 2012 for the commercial auto coverages. In consideration of the continued adverse prior year claims development, we engaged a leading independent global actuarial firm to conduct a review of our loss and LAE reserves. We used this additional actuarial data as well as various data inputs and other factors including, but not limited to, claims processing procedures, our historic loss experience and that of the industry, loss development factors as well as actuarial analysis provided by Great American when establishing our best estimate for loss reserves for the second quarter of 2014. As a result of our review and analysis of the various data points discussed above we increased our loss and LAE reserves by $20.0 million in the second quarter of 2014.
Considering our results and industry trends, we continue to closely monitor the commercial auto liability line of business with continued focus on our pricing and risk selection on new and renewal business. In 2013, we exited several unprofitable businesses including the commercial vehicle product and we priced away or chose not to renew over $65 million of business. During the first nine months of 2014 we applied the same disciplines as we did in 2013, non-renewing approximately $30 million in business. We also have and continue to proactively focus on and enhance our process and related procedures surrounding loss reserving in response to both our own financial trends and those of the industry.
The underwriting expense ratio for the nine months ended September 30, 2014 decreased 0.9 percentage points to 20.3% compared to 21.2% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and effectively managing our operating costs over increased premiums earned, as discussed previously in the three month period.

Net Investment Income
2014 compared to 2013. For the three and nine months ended September 30, 2014, net investment income was $9.1 million and $26.6 million, respectively, compared to $8.3 million and $24.2 million for the same periods in 2013. The increase in net investment income for both the three and nine months ended September 30, 2014 of $0.8 million, or 10.0%, and $2.4 million, or 10.0%, respectively, compared to the same period in 2013, is primarily due to higher average invested assets and our ability to invest in new securities with average yields that are comparable to maturing securities.

Net Realized Gains on Investments
2014 compared to 2013. Net realized gains on investments were $2.6 million for the third quarter of 2014 compared to $1.4 million for the third quarter of 2013. For the nine months ended September 30, 2014 and 2013, net realized gains were $6.3 million and

$5.4 million, respectively. The net realized gains for both the third quarter and first nine months of 2014 were partially generated from sales of securities totaling $1.9 million and $3.8 million, respectively. In addition, other invested assets produced net gains of $1.0 million and $3.2 million for the third quarter and first nine months of 2014, respectively. Offsetting these gains for the three and nine months ended September 30, 2014, were other-than-temporary impairment charges of $0.3 million and $0.7 million, respectively. The pre-tax net realized gains for both the third quarter and first nine months of 2013 were primarily generated from net realized gains associated with sales or redemptions of securities totaling $1.0 million and $3.8 million, respectively. In addition, other invested assets produced net gains of $0.5 million and $1.8 million for the third quarter and first nine months of 2013, respectively.

Commissions and Other Underwriting Expenses
2014 compared to 2013. For the three and nine months ended September 30, 2014 and 2013, commissions and other underwriting expenses were relatively flat. For the three month periods such expenses were $24.1 million and $23.6 million, or 17.2% and 17.7% as a percentage of premiums earned, while such expenses for the nine month periods were $70.5 million and $69.8 million, or 17.1% and 18.0% as a percentage of premiums earned. The decrease as a percentage of premiums earned in both periods is primarily attributable to changes in our mix of business written.

Other Operating and General Expenses
2014 compared to 2013. For the three and nine months ended September 30, 2014 and 2013, other operating and general expenses were relatively flat. For the three month periods such expenses were $4.9 million and $4.6 million, respectively, while such expenses for the nine month periods were $15.8 million and $15.2 million, respectively. As a percentage of premiums earned, such expenses were 3.5% for the three months ended September 30, 2014 and 2013, compared to 3.8% and 3.9% for the nine months ended and September 30, 2014 and 2013, respectively.

Transaction Expenses
2014 compared to 2013. During the nine month period ended September 30, 2014, we incurred $2.2 million in transaction expenses related to the tender offer initiated on February 5, 2014, by Great American, a wholly-owned subsidiary of AFG, to purchase for cash all outstanding shares of our common stock that Great American did not already own. Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses is $0.6 million, recorded during the first quarter, related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the expenses he incurred personally in connection with the tender offer by Great American.

Expense on Amounts Withheld
2014 compared to 2013.  We invest funds in the participant loss layer for several of our ART programs. Investment income and net realized gains we receive on these invested funds incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income and net realized gains that we remit back to ART participants. The related investment income and net realized gains are included in our “Net investment income” and "Net realized gains on investments" lines on our Consolidated Statements of Income. For the three and nine months ended September 30, 2014 and 2013 expense on amounts withheld were $2.0 million and $5.0 million, increasing 82.5% and 39.6%, respectively, compared to the $1.1 million and $3.5 million reported during the same periods in 2013. Both the three and nine month increases were primarily due to growth experienced in our ART programs participant loss layer throughout 2014. Additionally, during the three month period ended September 30, 2014 several securities invested on behalf of certain of our ART programs were sold generating net realized gains on investments and thereby increasing the expense on amounts withheld.

Interest Expense
2014 compared to 2013. Interest expense of $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2014 decreased 67.9% and 60.7% from the $0.2 million and $0.5 million reported during the same periods in 2013. Both the quarter and year-to-date decreases were primarily due to decreases in interest related to the contractual amounts payable under the Vanliner balance sheet guaranty.

Income Taxes
2014 compared to 2013. We have recorded our income tax provision for the nine month period ended September 30, 2014 to reflect our full-year estimated effective tax rate of 19.1%, which represents a 2.4% decrease from the 21.5% effective tax rate for the same period in 2013. Such decrease was primarily driven by a decline in the estimated pre-tax income utilized in the full-year estimated effective tax rate analysis for 2014 as compared to 2013. As a result of recording our provision for income taxes based on our full-year estimated effective tax rate, our effective tax rate for the third quarter of 2014 decreased 2.1 percentage points to 19.7%, as compared to 21.8% for the same period in 2013.

Financial Condition
Investments
At September 30, 2014, our investment portfolio contained $947.8 million in fixed maturity securities and $78.9 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $45.6 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At September 30, 2014, we had pre-tax net unrealized gains of $29.1 million on fixed maturities and $8.5 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
At September 30, 2014, 90.0% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at September 30, 2014 were $348.5 million of state and local government obligations, which represented approximately 36.8% of our fixed maturity portfolio, with approximately $286.5 million, or 82.2%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade at September 30, 2014. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2014. Summary information for securities with unrealized gains or losses at September 30, 2014 is shown in the following table. Approximately $6.9 million of fixed maturities and $0.9 million of equity securities had no unrealized gains or losses at September 30, 2014.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$729,051	$211,857
Amortized cost of securities	696,567	215,209
Gross unrealized gain or (loss)	$32,484	$(3,352)
Fair value as a % of amortized cost	104.7%	98.4%
Number of security positions held	645	202
Number individually exceeding $50,000 gain or (loss)	202	17
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$2,952	$(58)
State, municipalities and political subdivisions	12,130	(481)
Residential mortgage-backed securities	8,221	(1,747)
Commercial mortgage-backed securities	1,036	(5)
Other debt obligations	219	(553)
Financial institutions, insurance and real estate	2,540	(246)
Industrial and other	5,386	(262)
Percent rated investment grade (a)	89.5%	91.4%
Equity Securities:
Fair value of securities	$48,937	$29,060
Cost of securities	38,142	31,403
Gross unrealized gain or (loss)	$10,795	$(2,343)
Fair value as a % of cost	128.3%	92.5%
Number individually exceeding $50,000 gain or (loss)	54	14

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2014, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.8%	0.2%
After one year through five years	32.9%	28.8%
After five years through ten years	34.1%	25.9%
After ten years	11.2%	8.2%
	81.0%	63.1%
Mortgage-backed securities	19.0%	36.9%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At September 30, 2014
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (63 issues)	$104,325	$5,260	105.3%
One year or longer (139 issues)	272,275	19,704	107.8%
$50,000 or less (443 issues)	352,451	7,520	102.2%
	$729,051	$32,484
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (6 issues)	$7,501	$(330)	95.8%
One year or longer (11 issues)	15,262	(922)	94.3%
$50,000 or less (185 issues)	189,094	(2,100)	98.9%
	$211,857	$(3,352)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (24 issues)	$11,669	$2,365	125.4%
One year or longer (30 issues)	21,703	7,669	154.6%
$50,000 or less (36 issues)	15,565	761	105.1%
	$48,937	$10,795
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (14 issues)	$12,666	$(1,923)	86.8%
One year or longer (0 issues)	—	—	0.0%
$50,000 or less (35 issues)	16,394	(420)	97.5%
	$29,060	$(2,343)
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

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$66,566	$43,188
Net cash used in investing activities	(24,329)	(40,427)
Net cash used in financing activities	(4,939)	(5,447)
Net increase in cash and cash equivalents	$37,298	$(2,686)
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
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $37.3 million from $35.7 million at December 31, 2013 to $73.0 million at September 30, 2014. We generated increased net cash from operations of $66.6 million for the nine months ended September 30, 2014, compared to $43.2 million during the same period in 2013. This increase reflects a $9.1 million payment in 2014 related to the Vanliner balance sheet guaranty compared to a payment of $17.3 million under the guaranty in 2013. The remaining $15.2 million of the $23.4 million increase is reflected within the various line items of the operating activities section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $24.3 million and $40.4 million for the nine months ended September 30, 2014 and 2013, respectively. Higher cash balances held at September 30, 2014 compared to the same period last year contributed to the decrease in cash used in investing activities. There were decreases of $49.1 million in the proceeds from sales, maturities and redemptions of investments and $59.3 million and $6.7 million decreases in the purchases of fixed maturities and equity securities, respectively. Such sales, maturities and redemptions are typically reinvested in fixed maturities or, to a lesser extent, in common and preferred stocks. Such decreases can be attributed, in part, to an increase in the overall interest rate environment that has occurred over the prior period which has led to slower prepayment speeds on mortgage-backed securities and call options on fixed maturities to be less attractive for redemption.
Net cash used in financing activities was $4.9 million and $5.4 million for the nine months ended September 30, 2014 and 2013, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at September 30, 2014, we would pay interest at a LIBOR rate plus 0.875%. At September 30, 2014, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.3209% at September 30, 2014) plus 0.875%, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2014, we were in compliance with all covenants.
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

Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2014 and December 31, 2013, we had $851.4 million and $803.8 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of September 30, 2014 and December 31, 2013 reflected point estimates that were within 2% and 1%, respectively, of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2014 and December 31, 2013.
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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2014, we recorded other-than-temporary impairment charges of $0.3 million and $0.7 million, respectively, in earnings. The impairment charges for the three months ended September 30, 2014 were primarily related to equity securities where management is uncertain of timing and extent of ultimate recovery. The impairment charges for the nine months ended September 30, 2014 were related to both equity securities and mortgage-backed securities, for which previous impairment charges had been recorded. There were no material other-than-temporary charges recorded during the three and nine months ended September 30, 2013. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2014, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2014, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

10.2
Long Term Incentive Plan, as amended and restated through August 1, 2014. This exhibit has been filed as Exhibit 10.1 to National Interstate Corporation's Form 8-K filed with the Securities and Exchange Commission on September 22, 2014 and is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	October 31, 2014	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	October 31, 2014	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)