Form 10-K
period 2014-12-31
National Interstate CORP
filed 2015-03-06
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $203.3 million (based upon non-affiliate holdings of 7,254,012 shares and a market price of $28.02 at June 30, 2014).
As of March 4, 2015 there were 19,838,338 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.
Documents Incorporated by Reference:
Proxy Statement for 2015 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

PART I

ITEM 1    Business

Introduction
National Interstate Corporation (the “Company”, “we”, “our”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles throughout the United States. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at http://invest.natl.com. Information on the website is not part of this Form 10-K. We make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current report on Form 8-K, and any amendments to these reports, available on our website as soon as reasonably practicable. These reports are also available on the SEC's website at http://www.sec.gov.
Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is our majority shareholder. At December 31, 2014, Great American owned 51.4% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol “NATL.”

Property and Casualty Insurance Operations
We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 22 of the 26 years we have been in business. For the year ended December 31, 2014, we had gross premiums written (direct and assumed) of $689.0 million and net income of $11.0 million.
Our Products
We offer approximately 40 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer (“ART”), transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.
The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$374,152	54.3%	$326,305	51.7%	$316,114	55.2%
Transportation	245,261	35.6%	228,139	36.1%	180,786	31.5%
Specialty Personal Lines	35,597	5.2%	47,715	7.5%	51,026	8.9%
Hawaii and Alaska	21,276	3.1%	20,096	3.2%	18,383	3.2%
Other	12,717	1.8%	9,738	1.5%	7,161	1.2%
Gross premiums written	$689,003	100.0%	$631,993	100.0%	$573,470	100.0%

For 2014, the range of premiums for our business components and their annual premium averages were as follows:

	Premium Range	Annual Averages
Alternative Risk Transfer	$8,200-$5,980,000	$117,600
Transportation	$4,400-$139,100	$24,500
Specialty Personal Lines	$1,100-$1,200	$1,100
Hawaii and Alaska	$2,200-$15,800	$4,400

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
The premiums generated by each of the ART insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may assume 100% of the losses in the first loss layer or participate in a quota share arrangement, where the losses are shared between the participants and us. The loss layers typically range from $50,000 to $500,000 per occurrence and our customers’ participation percentages in quota share arrangements generally range from 30% to 50%. Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula agreed to in advance by the ART program participants and the service providers. We are the primary or only service provider to every rental ART program we support. The service providers issue policies, adjust claims, provide loss control consulting services, assume the risk for losses exceeding the ART program retention and either manage the member-owned reinsurance company needed to facilitate the transfer of risk to the participants or provide a rental reinsurance facility that serves the same purpose. These items, which are included in premiums charged to the insured, range from approximately 30% to 70% of a $1 million policy premium depending on the program structure and the loss layer ceded to the ART program.
Since our first member-owned ART program in the passenger transportation insurance market was established in 1995, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, paratransit operations, taxi cabs, liquefied petroleum gas distributors, waste haulers, buses, crane and rigging operators, trucks and moving and storage companies. As of December 31, 2014, we insured approximately 420 transportation companies in ART programs. No one customer in our ART business accounted for 10% or more of the revenues of this component of our business during 2014. We also have partnered with insureds and agents in programs, whereby the insured or agent shares in underwriting results and investment income with HIL.
Transportation.    We believe that we are one of the largest writers of insurance for the passenger transportation and moving and storage industries in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage, workers' compensation and motor truck cargo and related coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. We also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10% or more of the revenues of this component during 2014.
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
Geographic Concentration
The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2014		2013
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
California	$102,328	15.1%	$94,852	15.3%
New York	39,093	5.8%	34,511	5.6%
North Carolina	34,183	5.1%	28,841	4.6%
Texas	33,784	5.0%	43,469	7.0%
Florida	32,491	4.8%	31,426	5.1%
New Jersey	30,668	4.5%	26,987	4.3%
Pennsylvania	29,846	4.4%	22,328	3.6%
Missouri	27,960	4.1%	23,954	3.9%
Tennessee	24,699	3.7%	20,138	3.2%
All other states	321,769	47.5%	295,026	47.4%
Direct premiums written	$676,821	100.0%	$621,532	100.0%

Concentration by Statutory Line of Business
The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2014		2013
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
Auto and other liability	$359,569	53.1%	$338,359	54.4%
Workers’ compensation	217,455	32.1%	187,014	30.1%
Auto physical damage	82,375	12.2%	80,287	12.9%
All other lines	17,422	2.6%	15,872	2.6%
Direct premiums written	$676,821	100.0%	$621,532	100.0%
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
Marketing and Distribution
We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2014, approximately 89% of our gross premiums written were generated by unaffiliated producers (i.e., independent agents, brokers and program administrators) and approximately 11% were generated by our affiliated agencies. Together, our top two unaffiliated producers accounted for approximately 13% of our gross premiums written during 2014.

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
Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2014, our claims organization employed 201 people (32% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.
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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2004 through 2014. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2014,” shows the re-estimated liability as of December 31, 2014. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative redundancy (deficiency) which represents the aggregate percentage change in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

Net Liability for Unpaid Losses And LAE:	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(Dollars in thousands)
As originally estimated	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339	$713,635
As re-estimated at December 31, 2014	97,775	135,293	164,230	197,774	251,645	266,482	543,274	592,175	633,458	677,937
Liability re-estimated as of:
One year later	106,409	143,991	176,179	209,448	261,154	269,747	583,663	578,705	609,889	677,937
Two years later	103,416	142,929	173,860	207,281	250,185	267,995	553,526	579,048	633,458
Three years later	99,768	139,994	169,879	199,142	248,851	266,085	538,746	592,175
Four years later	99,487	138,108	166,043	198,852	248,675	263,346	543,274
Five years later	99,362	135,635	163,855	197,482	248,903	266,482
Six years later	98,005	134,328	163,279	196,405	251,645
Seven years later	97,312	134,686	163,055	197,774
Eight years later	97,368	134,553	164,230
Nine years later	97,375	135,293
Ten years later	97,775
Net cumulative redundancy (deficiency) [1]	13,869	16,151	17,621	12,528	10,795	9,937	52,862	2,273	(25,854)	(30,598)
Net cumulative redundancy (deficiency) — %	12.4%	10.7%	9.7%	6.0%	4.1%	3.6%	8.9%	0.4%	(4.3)%	(4.7)%
Cumulative paid of:
One year later	37,049	51,901	63,314	67,673	91,615	90,410	182,652	201,717	240,981	276,653
Two years later	59,038	85,193	95,752	111,841	145,279	146,378	302,821	357,834	412,687
Three years later	76,617	101,340	119,984	141,484	182,163	189,177	399,997	466,486
Four years later	84,070	112,474	133,976	159,410	209,272	213,198	460,765
Five years later	89,821	117,073	140,160	170,085	220,421	227,573
Six years later	91,206	119,461	144,133	174,896	227,565
Seven years later	91,919	121,566	145,996	177,646
Eight years later	93,116	122,205	147,134
Nine years later	93,165	122,768
Ten years later	93,514

[1] —
No development associated with Vanliner's guaranteed reserves was recorded in 2014. Favorable development associated with Vanliner’s guaranteed reserves recorded in 2013, 2012, and 2011 were $20.8 million, $19.0 million, and $9.8 million, respectively. Vanliner guaranteed reserve development related to accident years 2010 and prior is required to be reflected in calendar year 2010, which was the year of acquisition. See Note 2 to our consolidated financial statements - "Significant Accounting Policies" for a discussion of the contingent consideration related to the Vanliner guaranty. Excluding the Vanliner guaranty, we recorded unfavorable development of $30.6 million, $23.1 million and $3.3 million, for the years ending December 31, 2014, 2013 and 2012, respectively, in our Consolidated Statements of Income. See Note 12 to our consolidated financial statements- "Unpaid Losses and LAE," for a discussion of the impact on our unpaid losses and LAE.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(Dollars in thousands)
As originally estimated:
Net liability shown above	$111,644	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339	$713,635
Add reinsurance recoverables	59,387	71,763	84,115	91,786	137,561	140,841	202,509	182,128	167,701	156,443	169,443
Gross liability	$171,031	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645	$776,576	$775,305	$803,782	$883,078
As re-estimated at December 31, 2014
Net liability shown above	$97,775	$135,293	$164,230	$197,774	$251,645	$266,482	$543,274	$592,175	$633,458	$677,937	N/A
Add reinsurance recoverables re-estimated	56,845	60,824	58,761	53,150	101,518	80,072	134,639	161,112	170,838	160,424	N/A
Gross liability	$154,620	$196,117	$222,991	$250,924	$353,163	$346,554	$677,913	$753,287	$804,296	$838,361	N/A
Gross cumulative (deficiency) redundancy	$16,411	$27,090	$42,975	$51,164	$46,838	$70,706	$120,732	$23,289	$(28,991)	$(34,579)	N/A
Gross cumulative (deficiency) redundancy — %	9.6%	12.1%	16.2%	16.9%	11.7%	16.9%	15.1%	3.0%	(3.7)%	(4.3)%	N/A

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

The preceding tables show our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2014, our liability on a gross basis was $883.1 million and our asset for ceded reserves was $169.4 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments
General
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. We strive to protect capital while optimizing investment income, capital appreciation and maintaining appropriate liquidity. Our Board of Directors has established investment guidelines and reviews the portfolio performance at least quarterly for compliance with its established guidelines.

During 2014, we reinvested cash flows from sold and matured investments across all asset classes, including increased allocation to equity securities and asset backed securities, which are categorized as other debt obligations, as these securities generally offered the best combination of yield, duration, and credit risk when considering other market opportunities and our existing holdings.

The following table presents the percentage distribution of our investment portfolio for the dates given based upon fair value:

	At December 31,
	2014	2013
Fixed maturities:
State and local government obligations	30.9%	34.3%
Corporate obligations	18.0%	18.6%
Residential mortgage-backed securities	17.4%	19.4%
U.S. Government and government agency obligations	10.3%	9.1%
Other debt obligations	9.6%	4.3%
Commercial mortgage-backed securities	1.5%	3.4%
Redeemable preferred stock	0.4%	0.4%
Foreign government obligations	0.0%	0.3%
Total fixed maturities	88.1%	89.8%
Equity securities:
Common stocks	5.7%	4.8%
Nonredeemable preferred stocks	2.0%	1.5%
Total equity securities	7.7%	6.3%
Other invested assets	4.2%	3.9%
Total	100.0%	100.0%
The following table presents the yields of our investment portfolio exclusive of changes in unrealized gains and losses:

	Year Ended December 31,
	2014	2013	2012
Yield on fixed maturities:
Excluding realized gains and losses	3.5%	3.5%	3.7%
Including realized gains and losses	3.6%	3.8%	4.2%
Yield on equity securities:
Excluding realized gains and losses	4.2%	4.1%	2.6%
Including realized gains and losses	7.2%	8.5%	6.5%
Yield on other invested assets:
Excluding realized gains and losses	0.0%	0.0%	0.0%
Including realized gains and losses	7.6%	3.9%	1.5%
Yield on all investments:
Excluding realized gains and losses	3.4%	3.4%	3.5%
Including realized gains and losses	4.1%	4.0%	4.1%

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

	Year Ended December 31,
	2014	2013	2012
Fixed maturities:
National Interstate Total Return on Fixed Maturities	5.3%	1.6%	6.8%
Barclays Intermediate Aggregate Index	4.1%	(1.0)%	3.5%
Equity securities:
National Interstate Total Return on Equity Securities	6.9%	15.1%	9.7%
S&P 500 Index	13.7%	32.4%	16.0%
Fixed Maturity Investments
Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by S&P or comparable rating as of December 31, 2014:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)
AAA, AA, A	$747,870	$767,443	78.7%
BBB	105,684	108,675	11.2%
Total Investment Grade	853,554	876,118	89.9%
BB	20,811	21,964	2.3%
B	15,012	14,868	1.5%
CCC	20,175	22,337	2.3%
CC, C, D	36,404	39,459	4.0%
Total Non-Investment Grade	92,402	98,628	10.1%
Total	$945,956	$974,746	100.0%

At December 31, 2014, approximately 69% of our mortgage-backed securities (“MBS”), having a fair value of $144.8 million, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2014, 99.5% (based on statutory carrying value of $201.4 million) of our MBS had an NAIC designation of 1 or 2 (the highest of the six designations).

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2014, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	December 31, 2014
	Fair Value	% of Total
	(Dollars in thousands)
One year or less	$23,462	2.4%
More than one year to five years	283,377	29.1%
More than five years to ten years	362,589	37.2%
More than ten years	95,765	9.8%
	765,193	78.5%
Mortgage-backed securities	209,553	21.5%
Total fixed maturities	$974,746	100.0%

Fixed maturity investments are generally invested in securities with intermediate-term maturities with an objective of optimizing total return, including investment income, while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2014, the weighted average effective duration (adjusted for call provisions) was 4.0 years and the weighted average maturity was 5.9 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed maturity securities we hold. Fixed maturity securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition
The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. We believe that our primary competitors in the commercial specialty insurance market include, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In the specialty personal lines market, our primary competitors are Progressive Corporation, Allied Insurance (a subsidiary of Nationwide Insurance Company) and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company, Berkshire Hathaway, Umialik Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc. and Transguard Insurance Company of America.
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
Generally, state regulators require that all material transactions among affiliated companies in our holding company system to which any of our insurance subsidiaries is a party, including sales, loans, reinsurance agreements, management agreements and service agreements, must be fair and reasonable. In addition, if the transaction is material or of a specified category, prior notice and approval (or absence of disapproval within a specified time limit) by the insurance department where the subsidiary is domiciled is required.
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
SAP, as established by the NAIC and adopted, for the most part, by the various state insurance regulators to determine, among other things, the amount of statutory surplus and net income of our insurance subsidiaries and thus determine, in part, the amount of funds they have available to pay as dividends to us.

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
In 2015, the maximum amount of dividends that our insurance companies can pay to us without seeking regulatory approval is $28.5 million. National Interstate Insurance Company ("NIIC") paid $10.0 million in dividends in both 2014 and 2013 and $21.0 million in 2012 without the need for regulatory approval. In addition, NIIC paid a $39.0 million extraordinary dividend in 2012 with required regulatory approval.
Assessments and Fees Payable
Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers or other miscellaneous state assessments. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $6.9 million, $4.2 million and $3.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. Our estimated liability for anticipated assessments was $4.6 million and $6.4 million at December 31, 2014 and 2013, respectively.
Risk-Based Capital (“RBC”) Requirements
In order to enhance the regulation of insurer solvency, the NAIC has adopted formulas and model laws to determine minimum capital requirements and to raise the level of protection that statutory surplus provides for policyholder obligations. The model law provides for increasing levels of regulatory intervention as the ratio of an insurer’s total adjusted capital and surplus decreases relative to its RBC, culminating with mandatory control of the operations of the insurer by the domiciliary insurance department at the so-called “mandatory control level.” At December 31, 2014, the capital and surplus of all of our insurance companies substantially exceeded the RBC requirements.
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
Federal Regulation
General
The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism, federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has limited regulatory authority and is empowered to gather information regarding the insurance industry and insurers. In December 2013, the FIO submitted a report to Congress recommending ways to modernize and improve the system of insurance regulation in the United States. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. It is not clear to what extent, if any, the report will lead to changes to the current state-based system of insurance industry regulation or how such changes would ultimately impact our operations.
The Terrorism Risk Insurance Act (the “Act”)
The Terrorism Risk Insurance Program Reauthorization Act of 2015 extended the Federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from certified acts of terrorism through December 31, 2020. The Act requires commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers’ compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. The “event trigger” under the Act provides that in the case of a certified act of terrorism, no federal compensation shall be paid by the Secretary of Treasury unless aggregate industry losses exceed $100 billion. The federal government will pay 85% of covered terrorism losses that exceed the insurer deductibles, in excess of the event trigger. Beginning on January 1, 2016, the percentage decreases 1% annually to 80% of insured losses.

We are continuing to take the steps necessary to comply with the Act, as well as the state regulations implementing its provisions, by providing required notices to commercial policyholders describing coverage provided for certified acts of terrorism (as defined by the Act). We do not anticipate terrorism losses to have a material impact on our results of operations. It is possible that future legislation could modify or eliminate the program, which could adversely affect our property and casualty business through increased exposure to a catastrophic level of terrorism losses.
To our knowledge and based on our internal review and control process for compliance, we believe we have been in compliance in all material respects with the laws, rules and regulations described above.

Employees
At December 31, 2014, we employed 641 people. None of our employees are covered by collective bargaining arrangements.

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
The interests of Great American and AFG may differ from the interests of our other shareholders. Current and former senior executives of AFG and Great American hold five out of [11] seats on our Board. As a result, AFG has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.
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
Provisions in our organizational documents, Ohio corporate law and the insurance laws of Ohio and Missouri, among other states, could impede an attempt to replace or remove our management or Directors or prevent or delay a merger or sale, which could diminish the value of our common shares.
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
As of December 31, 2014, AFG, through its wholly-owned subsidiary Great American, owns 51.4% of our outstanding common shares. From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.
We rely on services provided by Great American, and if Great American no longer controlled a majority of our shares, our operating expenses could increase significantly.
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
Approximately 89.9% of our gross premiums written for the year ended December 31, 2014 and 87.8% for the year ended December 31, 2013 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These downward fluctuations in the business cycle have and could continue to negatively impact our revenues.
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
We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer independent agents and brokers a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 27.6% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 13.2% of our gross premiums written during the year ended December 31, 2014. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.
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
We rely on computer systems to process, transmit, store, retrieve and evaluate company and customer data and information. Systems failures, outages or breaches could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with business partners and customers. In the event of a natural disaster, a computer virus, a terrorist attack, war or other disruption inside or outside the United States, our systems may be inaccessible to employees, customers or business partners for an extended period of time. Even if our employees are able to work, they may be unable to perform their duties if our data or systems are disabled or destroyed.
Despite our security measures, our information technology and infrastructure are vulnerable to security breaches such as cyber-attacks, viruses, malware, hackers and other external hazards, equipment and system failures, employee misconduct as well as inadvertent errors. Our administrative and technical controls, as well as other preventative actions to reduce the risk of such incidents and protect our information, may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business.
The increased risk identified above could expose us to data loss, disruption of service, monetary and reputational damage and significant increases in compliance costs and costs to improve the security and resiliency of our computer systems. The compromise of personal, confidential or proprietary information could also subject us to legal liability or regulatory action under evolving cyber-security, data protection and privacy laws and regulations enacted by the U.S. federal and state governments or other jurisdictions or by various regulatory organizations or exchanges. As a result, our ability to conduct our business and our results of operations might be materially and adversely affected.
Market fluctuations, changes in interest rates or a need to generate liquidity can have significant and negative effects on our investment portfolio.
Our results of operations depend in part on the performance of our invested assets. As of December 31, 2014, 88.1% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 7.7% was invested in equity securities and 4.2% was invested in other invested assets. As of December 31, 2014, approximately 35.0% of our fixed maturity portfolio was invested in state and local government obligations and approximately 89.9% of our fixed maturities were rated “investment grade” (credit rating of AAA to BBB-) by S&P.
Investment returns are an important part of our overall profitability. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and we cannot predict how or to what extent the value of any underlying collateral might be affected. During 2014, yields available on fixed maturity investments decreased resulting in an increase in the fair value of our holdings. Adverse fluctuations in the fixed maturity or equity markets could adversely impact our profitability, financial condition or cash flows.

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
In order to reduce our underwriting risk, primarily for our excess coverage and catastrophic exposures, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 16.5% and 14.9% of our gross premiums written for the years ended December 31, 2014 and 2013, respectively. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and which may affect our level of business and profitability. We continually assess and may increase or decrease our participation in the risk retention based on availability and cost of reinsurance as well as our own appetite for retaining risk. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer must assume appropriate risk and have a reasonable possibility of experiencing a significant loss. Our reinsurance facilities are subject to ongoing review and most have annual renewal terms. We may be unable to maintain our current reinsurance facilities or obtain reinsurance facilities in adequate amounts and at competitive rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.
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
Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2014, we had a total of $112.6 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.

With respect to our insurance programs, we are subject to credit risk with respect to the payment of claims and on the portion of risk exposure either ceded to the ART participants or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these ART programs. We typically collateralize balances due through funds withheld, letters of credit or trust agreements. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. There is no assurance, however, regarding the future ability of these entities to meet their obligations. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.
We may not have access to capital in the future due to an economic downturn.
We may need new or additional financing in the future to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in the general economic conditions and/or financial markets in the United States or globally could adversely affect our ability to raise capital on favorable terms or at all. We may rely in the future, on access to financial markets as a source of liquidity for operations, acquisitions and general corporate purposes. Our continued access to funds under our $100 million unsecured Credit Agreement (“Credit Agreement”) is dependent in part on the ability of the financial institutions that are parties to the facility to meet their funding commitments. Those financial institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time.
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
The federal government generally does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including age and sex discrimination, consumer privacy, terrorism, federal taxation and motor-carrier safety, do affect our insurance business. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), among other things, established a Federal Insurance Office (“FIO”) within the U.S. Treasury. Regulations will need to be created for the FIO to carry out its mandate to focus on systemic risk oversight. The FIO has limited regulatory authority and is empowered to gather information regarding the insurance industry and insurers. In December 2013, the FIO submitted a report to Congress recommending ways to modernize and improve the system of insurance regulation in the United States. The report concluded that a hybrid approach to regulation, involving a combination of state and federal government action, could improve the U.S. insurance system by attaining uniformity, efficiency and consistency, particularly with respect to solvency and market conduct regulation. It is not clear to what extent, if any, the report will lead to changes to the current state-based system of insurance industry regulation or how such changes would ultimately impact our operations.
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
The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In our specialty personal lines our primary competitors are Progressive Corporation, Allied Insurance (a subsidiary of Nationwide Insurance Company) and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company, Berkshire Hathaway, Umialik Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc. and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.
We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our ART component constituted approximately 54.3% of our gross premiums written for the year ended December 31, 2014 and 51.7% of our gross written premiums for the same period in 2013. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.
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

ITEM 1B    Unresolved Staff Comments
None.

ITEM 2    Properties
We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 164,000 square feet of rentable office space on 17.5 acres. We occupy approximately 136,000 square feet and lease the remainder to unaffiliated tenants.
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

	2014		2013
	High	Low	High	Low
First Quarter	$32.66	$21.18	$35.23	$28.80
Second Quarter	29.25	26.52	32.05	26.45
Third Quarter	28.85	25.60	36.36	24.99
Fourth Quarter	30.54	26.49	30.76	22.91
There were approximately 60 shareholders of record of our common shares on March 3, 2015.
Dividend Policy
The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.13 per share for 2015. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.12 and $0.11 per common share in 2014 and 2013, respectively.
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

Performance Graph
The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CRSP”) Total Return Index for Nasdaq and the CRSP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 31, 2009 ($16.96) through December 31, 2014 ($29.80).

 Cumulative 5-Year Total Return as of December 31, 2014
(Assumes a $100 investment at the close of trading on December 31, 2009)

Company/Index	2009	2010	2011	2012	2013	2014
NATL Common Stock	$100	$128	$150	$193	$156	$206
Nasdaq Insurance Stocks	100	121	110	131	185	210
Nasdaq Index	100	118	118	137	183	206

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

	At and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Operating Data:
Gross premiums written(1)	$689,003	$631,993	$573,470	$526,313	$438,630
Net premiums written(2)	$575,574	$537,604	$492,215	$442,200	$354,529
Premiums earned	$557,267	$525,710	$458,049	$429,946	$358,371
Net investment income	35,517	33,377	34,927	30,554	23,298
Net realized gains on investments	6,758	6,536	6,219	4,477	4,324
Gain on bargain purchase	—	—	—	—	7,453
Other	3,399	3,303	3,278	3,541	3,680
Total revenues	602,941	568,926	502,473	468,518	397,126
Losses and loss adjustment expenses	466,998	429,556	341,008	308,357	256,408
Commissions and other underwriting expenses	94,430	92,193	89,917	87,860	67,716
Other operating and general expenses	20,955	19,722	19,151	17,432	17,197
Transaction Expenses	2,163	—	—	—	—
Expense on amounts withheld(3)	6,410	5,057	3,953	3,910	3,450
Interest expense	220	706	615	298	294
Total expenses	591,176	547,234	454,644	417,857	345,065
Income before income taxes	11,765	21,692	47,829	50,661	52,061
Provision for income taxes	739	4,119	13,535	15,113	12,602
Net income	$11,026	$17,573	$34,294	$35,548	$39,459
Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	83.8%	81.7%	74.4%	71.7%	71.5%
Underwriting expense ratio(5)	20.1%	20.7%	23.1%	23.7%	22.7%
Combined ratio(6)	103.9%	102.4%	97.5%	95.4%	94.2%
Return on equity(7)	3.1%	5.0%	9.8%	10.8%	13.7%
Per Share Data:
Earnings per common share, basic	$0.56	$0.89	$1.76	$1.84	$2.04
Earnings per common share, assuming dilution	0.56	0.89	1.75	1.82	2.03
Book value per common share, basic (at year end)(8)	$18.29	$17.92	$18.07	$17.99	$15.91
Weighted average number of common shares outstanding, basic	19,755	19,645	19,446	19,371	19,343
Weighted average number of common shares outstanding, diluted	19,833	19,768	19,579	19,491	19,452
Common shares outstanding (at year end)	19,793	19,661	19,591	19,398	19,357
Cash dividends per common share	$0.48	$0.44	$2.40	$0.36	$0.32

	At December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and investments	$1,160,343	$1,075,428	$1,054,792	$1,021,104	$965,204
Reinsurance recoverables	180,332	169,210	174,345	199,081	208,590
Total assets	1,754,733	1,623,827	1,570,224	1,523,378	1,486,994
Unpaid losses and loss adjustment expenses	883,078	803,782	775,305	776,576	798,645
Long-term debt	12,000	12,000	12,000	22,000	20,000
Total shareholders’ equity	362,089	352,284	353,948	348,899	307,967

	At and for the Year Ended December 31,
	2014	2013	2012	2011	2010
Selected Statutory Data(9):
Policyholder surplus(10)	$284,680	$283,419	$269,696	$293,614	$273,647
Combined ratio(11)	104.9%	99.4%	92.6%	94.7%	93.9%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)
We invest funds in the participant loss layer for several of the ART programs. We receive investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in our “Net investment income” and "Net realized gains on investments" lines, respectively, on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)
Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2014 and 2013 total unrestricted common shares were 19,793,000 and 19,661,000, respectively.

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
Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. Our goal is to generate underwriting profits by providing what we view as specialty insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (54.3% of 2014 gross premiums written), property and casualty insurance for transportation companies (35.6%), specialty personal lines, primarily recreational vehicle (5.2%) and transportation and general commercial insurance in Hawaii and Alaska (3.1%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.
We write commercial insurance for various sizes of transportation fleets. Because of the number of smaller fleets nationwide, we have more opportunities to write smaller risks than larger ones. When general economic conditions improve, entrepreneurs are encouraged to start new transportation companies, which typically commence operations as a smaller risk and a potential traditional insurance customer for us. During periods of economic downturn, smaller risks are more prone to failure due to a decrease in leisure travel and consolidation in the industry. An increase in the number of larger risks results in more prospective ART insurance customers. We generally do not believe that smaller fleets that generate annual premiums of less than $75 thousand are large enough to retain the risks associated with participation in one of the ART programs we currently offer.
By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and ART customers based on our assumptions regarding future economic and competitive conditions. We generally incur low start-up costs for new businesses, typically less than $0.5 million incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled increase of businesses, allow us to manage costs and match them with the revenue flow.
The factors that impact our growth rate are consistent across all products. However, the trends impacting each of these factors may vary for individual products. Those factors are as follows:
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

Industry and Trends
The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). The P/C insurance industry generated a year-over-year increase in premiums written for the fifth consecutive year. The industry’s sustained improvement in premiums written was driven by both the exposure base’s recovery and the ongoing firming of rates, which began to moderate during 2014 as more competition entered the market, specifically for high quality large commercial accounts. According to A.M. Best, the P/C insurance industry is expected to report year-to-date profitable underwriting results in 2014 primarily due in part to improved pricing and a continued focus on underwriting margins.
However, the industry's commercial auto liability line of business continued to have unfavorable results compared to the P/C industry as a whole, operating at increased levels of loss frequency and severity as well as decelerating increases in renewal rates. These loss trends have been due in part to increased medical care costs, HIPAA regulations, fraudulent activity, litigation costs, a shortage of qualified drivers as well as an increase in delays in reporting losses by injured third parties. Overall, operating results for the P/C insurance industry are expected to be profitable despite a reduced level of underwriting income and pressure from low investment yields. While the industry is experiencing lower realized capital gains, net investment income increased slightly due to a larger invested asset base. The commercial auto liability line of business will continue to face several unfavorable trends in the coming year such as, but not limited to, continued competitive market conditions, a moderation in price increases on renewal business, loss ratios that are expected to remain elevated due to increased frequency and severity, unfavorable development on prior year loss and LAE reserves and a continued low interest rate environment.
Since our inception in 1989 we have placed a consistent emphasis on underwriting profit. In 2013 and 2014 our results did not meet our expectations and were impacted by commercial auto liability industry trends. Our five-year average GAAP combined ratio of 98.7% has been consistently better than or in line with industry results and we believe the following factors contribute to our performance:

•
Our pricing model, which is continually monitored and adjusted based on specific market conditions, and bottom line orientation, have resulted in disciplined and consistent risk assessment and pricing adequacy of new and renewal business since emerging from the prolonged period of soft market conditions.

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

The P/C insurance industry had its second consecutive year of relatively low catastrophe losses in 2014, although there was an increase from the prior year due to prolonged periods of inclement weather experienced during the first quarter of 2014. For weather-related events such as hurricanes, tornados and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes to the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material negative impact on our past or current results.
Our transportation insurance business in particular is also affected by loss cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs and adjust our pricing routines to more accurately project the future costs associated with insurance claims. We would expect a negative impact on our future results if we fail to properly account for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.
As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2014, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technological advances.
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
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forego volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the average renewal rate. Insurance rates charged on renewing policies reflected an approximate average increase of 7% in both 2014 and 2013.
There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Several of our larger group programs have common renewal dates during the first six months of the year, but as we have added new ART programs in recent years, we now experience renewal dates that occur throughout the calendar year. The ART component of our business accounted for 54.3% of total gross premiums written during 2014 as compared to 51.7% in 2013.
The projected profitability from traditional transportation accounts and transportation ART programs are substantially comparable. Increased investment income opportunities generally are available with traditional insurance, but the lower acquisition expenses and persistence of the ART programs generally provide for lower operating expenses from these programs. The lower expenses associated with our ART programs generally offset the projected reductions in investment income potential. From a projected profitability perspective, we are ambivalent as to whether a transportation operator elects to purchase traditional insurance or one of our ART program options.
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

We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income and mitigate underwriting losses. The goals of our investment policy are to protect capital, optimize investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2014, investment yields on our existing portfolio increased as a result of a decline in market interest rates. The increase in yields of our existing portfolio during the year contributed to an overall increase in the unrealized gain position of our holdings. We recorded a $6.8 million pre-tax net realized gain on investments in 2014 as compared to $6.5 million recorded in 2013. Included in these pre-tax net realized gains are other-than-temporary impairment charges of $2.0 million and $0.2 million, respectively.
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
Commissions and other underwriting expenses consist principally of brokerage and agent commissions and to a lesser extent premium taxes and assessments. The brokerage and agent commissions are reduced by ceding commissions received from assuming reinsurers that represent a percentage of the premiums on insurance policies and reinsurance contracts written and vary depending upon the amount and types of contracts written.
Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our ART programs. We receive investment income and generate gains or losses and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income and net realized gains that we remit back to ART participants. The related investment income and net realized gains are included in the “Net investment income” and "Net realized gains" lines on our Consolidated Statements of Income.

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

	Year Ended December 31,
	2014		2013		2012
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$8,039	$0.41	$13,325	$0.67	$30,252	$1.54
After-tax net realized gains from investments	4,393	0.22	4,248	0.22	4,042	0.21
After-tax impact from transaction expense	(1,406)	(0.07)	—	—	—	—
Net income	$11,026	$0.56	$17,573	$0.89	$34,294	$1.75

Our net income for 2014 was $11.0 million ($0.56 per share diluted) compared to $17.6 million ($0.89 per share diluted) in 2013. Net income reflects an elevated loss and LAE ratio for the year ended December 31, 2014 of 83.8% compared to 81.7% for the same period in 2013. The loss ratio increase was primarily attributable to unfavorable development from prior years’ loss reserves including $20.0 million of reserve strengthening recorded in the second quarter of 2014, primarily for accident years 2011 and 2012 and, to a lesser extent, for 2013. The majority of such strengthening was concentrated in our commercial auto liability lines of business. In addition, net income was adversely impacted by after-tax transaction expenses of $1.4 million, ($0.07 per share diluted) related to the Great American tender offer that was withdrawn during the 2014 first quarter. See Note 10 - “Transactions with Related Parties” to the Consolidated Financial Statements. Transaction expenses primarily consisted of financial advisory and legal services. No such expenses were incurred during 2013. Our after-tax net realized gains of $4.4 million ($0.22 per share diluted) in 2014 compared to $4.2 million ($0.22 per share diluted) in 2013 were primarily generated by net gains from sales or redemptions of securities as well as gains generated from our other invested assets. Other components of 2014 net income include an increase in net investment income due to higher average invested assets as well as maintaining relatively flat underwriting and operating expenses compared to 2013.
Our net income from operations for 2014 was $8.0 million ($0.41 per share diluted) compared to $13.3 million ($0.67 per share diluted) in 2013. The primary driver for this year-over-year decrease in net income relates to unfavorable development on prior years' loss reserves as discussed above.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by business component during the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$374,152	54.3%	$326,305	51.7%	$316,114	55.2%
Transportation	245,261	35.6%	228,139	36.1%	180,786	31.5%
Specialty Personal Lines	35,597	5.2%	47,715	7.5%	51,026	8.9%
Hawaii and Alaska	21,276	3.1%	20,096	3.2%	18,383	3.2%
Other	12,717	1.8%	9,738	1.5%	7,161	1.2%
Gross premiums written	$689,003	100.0%	$631,993	100.0%	$573,470	100.0%
Gross premiums written includes both direct premium and assumed premium. During 2014, our gross premiums written increased $57.0 million, or 9.0%, compared to 2013. Each of our components, except specialty personal lines, experienced growth in 2014 as compared to 2013, with a significant portion of such growth being related to rate increases on renewed business which averaged approximately 7%. Gross premiums written in our ART component increased $47.8 million, or 14.7%, during 2014 compared to 2013 and was primarily driven by the addition of new customers as well as rate and exposure increases in several of our existing group and national account ART products. Gross premiums written in our transportation component increased $17.1 million, or 7.5%, attributable to rate increases as well as new business from recently introduced programs, including our expanded limits to trucking customers, waste operations, traditional crane and heavy haul, traditional ambulance, and home delivery insurance products. Partially offsetting this growth in our transportation component was a decrease in our traditional trucking insurance product as several unprofitable accounts were priced away or non-renewed during the year. Gross premiums written in our specialty personal lines component decreased $12.1 million, or 25.4%, during 2014 as compared to the same period in 2013 as a result of our decision to stop selling our commercial vehicle product during the third quarter of 2013. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $3.0 million, or 30.6%, compared to 2013.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the years ended 2014 and 2013, we recorded net premium assessments of $12.1 million and $12.8 million, respectively.

Premiums Earned
2014 compared to 2013.    The following table shows premiums earned for the years ended December 31, 2014 and 2013 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2014	2013	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$300,922	$283,725	$17,197	6.1%
Transportation	191,482	172,367	19,115	11.1%
Specialty Personal Lines	35,086	45,311	(10,225)	(22.6)%
Hawaii and Alaska	18,009	15,357	2,652	17.3%
Other	11,768	8,950	2,818	31.5%
Total premiums earned	$557,267	$525,710	$31,557	6.0%

Our premiums earned increased $31.6 million, or 6.0%, to $557.3 million during the year ended December 31, 2014 compared to $525.7 million for the year ended December 31, 2013. The increase is primarily attributable to our ART and transportation components, which grew $17.2 million, or 6.1%, and $19.1 million, or 11.1%, respectively, and was partially offset by a $10.2 million, or 22.6%, decrease in our specialty personal lines component. The ART component growth in premiums earned is primarily associated with our existing group ART programs, due to rate increases and increased exposures on renewal business as well as the addition of new customers. This growth was partially offset by the impact of ending business relationships with two agents within the program portion of our ART component, which occurred in late 2012 and 2013, as well as taking rate actions and non-renewing unprofitable business during 2013 and 2014. The increase in the transportation component reflects our continued growth from new business written as well as rate and exposure increases on renewed business experienced throughout 2013 and 2014. The decrease in our specialty personal lines component was primarily due to our decision to stop selling our commercial vehicle product during the third quarter of 2013.
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
Our premiums earned increased $67.7 million, or 14.8%, to $525.7 million during the year ended December 31, 2013 compared to $458.0 million for the year ended December 31, 2012. The increase is primarily attributable to our ART and transportation components, which grew $42.4 million, or 17.6%, and $23.7 million, or 16.0%, respectively, during 2013 compared to 2012. The ART growth in premiums earned is primarily attributable to new business written during the fourth quarter of 2012 and earned in 2013 and an increase in assessment premium while the increase in the transportation component reflects growth in gross premiums written from new and existing programs experienced throughout 2012 and 2013.

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
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. We continue to see overall rate level increases on renewal business, which have averaged approximately 7% in both 2014 and 2013. In 2014, several of our products achieved double digit rate level increases and we are applying the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that consider industry loss cost trends.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Gross premiums written	$689,003	$631,993	$573,470
Ceded reinsurance	(113,429)	(94,389)	(81,255)
Net premiums written	575,574	537,604	492,215
Change in unearned premiums, net of ceded	(18,307)	(11,894)	(34,166)
Total premiums earned	$557,267	$525,710	$458,049
Combined Ratios:
Loss and LAE ratio(1)	83.8%	81.7%	74.4%
Underwriting expense ratio(2)	20.1%	20.7%	23.1%
Combined ratio	103.9%	102.4%	97.5%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

2014 compared to 2013. Our loss and LAE ratio for the year ended December 31, 2014 increased 2.1 combined ratio points to 83.8% compared to 81.7% during the same period in 2013. This increase over the prior period is primarily attributable to adverse development on prior years' loss reserves, inclusive of $20.0 million in reserve strengthening recorded during the second quarter of 2014, as well as an elevated current accident year loss and LAE ratio compared to the undeveloped prior year loss and LAE ratio. For the year ended December 31, 2014, we had unfavorable development from prior years’ loss reserves of $30.6 million, or 5.5 combined ratio points, compared to unfavorable development of $23.1 million, or 4.4 combined ratio points, for the prior period. Unfavorable development is primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis.
The current accident year loss and LAE ratio of 78.3% is slightly improved compared to the 2013 developed accident year loss and LAE ratio and is reflective of elevated claims severity, which were concentrated in several of our trucking related products' commercial auto liability line of business.
Industry trends indicated that commercial auto policies written during the prolonged soft market conditions were at rates below those required to keep pace with changing economic and societal influences related to claims settlements. These influences, such as HIPAA regulations, increased litigation costs, lower spending on safety measures and increased fraud have resulted in adverse industry trends of prior year reserves in the commercial auto liability line. Similar to the industry, we had experienced unfavorable prior year claim development for seven consecutive quarters through June 30, 2014. Though such development appeared to be subsiding in the first quarter of 2014, as compared to the previous three quarters, during the 2014 second quarter actual incurred claims developed higher than expected by approximately $8.1 million, primarily related to accident years 2010, 2011 and 2012 for the commercial auto coverages. In consideration of the continued adverse prior year claims development, we engaged a leading independent global actuarial firm to conduct a review of our loss and LAE reserves. We used this additional actuarial data as well as various data inputs and other factors including, but not limited to, claims processing procedures, our historic loss experience and that of the industry, and loss development factors as well as actuarial analysis as routinely provided by Great American when establishing our best estimate for loss reserves for the second quarter of 2014. As a result of our review and analysis of the various data points discussed above we increased our loss and LAE reserves related to prior periods by $20.0 million in the second quarter of 2014.
Considering our results and industry trends, we continue to closely monitor the commercial auto liability line of business with enhanced focus on re-underwriting to improve performance, including our pricing and risk selection on new and renewal business. In 2013, we exited several unprofitable businesses including the commercial vehicle product, and we priced away or chose not to renew over $65 million of business. Applying the same disciplines, in 2014 we shed approximately $40 million in business through non-renewals or rate actions. We also have and continue to proactively enhance our process and related procedures surrounding reserving in response to both our own financial trends and those of the industry.
The underwriting expense ratio for the year ended December 31, 2014 decreased 0.6 percentage points to 20.1% compared to 20.7% for the same period in 2013, which was primarily attributable to a lower cost structure in our mix of business written and leveraging our operating costs over increased premiums earned.

2013 compared to 2012.    Losses and LAE increased $88.5 million, or 26.0%, in 2013 compared to 2012. Our consolidated loss and LAE ratio for the year ended December 31, 2013 increased 7.3 percentage points to 81.7% compared to 74.4% for the same period in 2012. This increase over the prior period was primarily attributable to a combination of uncharacteristically high claims severity and unfavorable development in prior years’ loss reserves. Three claims which occurred during the 2013 second quarter, two in our traditional passenger transportation business and one in our moving and storage business, represented a part of the severe claim activity in accident year 2013, and were related to long-term insureds with historically favorable loss histories. For the year ended December 31, 2013, we experienced unfavorable development from prior years’ loss reserves of $23.1 million, or 4.4 percentage points. The unfavorable development, which related to several accident years but was more prominent in accident years 2011 and 2010, was predominately in the commercial auto liability line of business with a portion related to business that is no longer in force. This compared to unfavorable development of $3.3 million, or 0.7 percentage points, for the prior period.

Included in the $23.1 million of unfavorable development was $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. The accident year 2011 reserve strengthening was predominately related to products in runoff within the program business portion of our ART component, as well as the discontinuance of our commercial vehicle product. We experienced higher than initially anticipated frequency and severity levels in accident year 2011, and though in 2011 enhancements to our pricing and reserving practices were made and underwriting actions were implemented to stem such adverse results and improve the claim frequency, our severity experience had not improved as anticipated. During 2013 we took rate actions or non-renewed over $65 million in unprofitable business.
The consolidated underwriting expense ratio for the year ended December 31, 2013 decreased 2.4 percentage points to 20.7% compared to 23.1% for the same period in 2012. The 2.4 percentage point decrease was primarily attributable to a lower cost structure in our mix of business written during 2013 as compared to 2012, decreased variable compensation expense as compared to prior year and leveraging our operating costs while increasing our premium base during 2013. Specifically, costs associated with our insurance operations, such as product management, underwriting, sales and marketing costs, remained relatively flat during 2013 as compared to 2012.
Net Investment Income
2014 compared to 2013. Net investment income increased $2.1 million, or 6.4%, to $35.5 million in 2014 compared to 2013. The increase in net investment income is primarily due to higher average invested assets and our ability to invest in new securities with average yields that are comparable to maturing securities.
2013 compared to 2012.  Net investment income decreased $1.6 million, or 4.4%, to $33.4 million in 2013 compared to 2012 as anticipated given the continued low yields available for fixed maturity investments. A rise in interest rates and increases in invested assets during the second half of 2013 helped mitigate the decrease.

Net Realized Gains on Investments
2014 compared to 2013.  In 2014, we had pre-tax net realized gains of $6.8 million compared to $6.5 million for 2013. The pre-tax net realized gains for the year ended December 31, 2014 were primarily generated from the sales or redemptions of securities of $5.4 million, as well as net gains associated with other invested assets of $3.3 million. Offsetting these gains were other-than-temporary impairment charges of $2.0 million. The pre-tax net realized gains for the year ended December 31, 2013 were primarily generated from net realized gains from the sales or redemptions of securities of $5.2 million, as well as net gains associated with other invested assets of $1.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.2 million.
2013 compared to 2012.  In 2013, we had pre-tax net realized gains of $6.5 million compared to $6.2 million for 2012. The pre-tax net realized gains for the year ended December 31, 2013 were primarily generated from net realized gains from the sales or redemptions of securities of $5.2 million, as well as net gains associated with other invested assets of $1.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.2 million. The pre-tax net realized gains for the year ended December 31, 2012 were primarily generated from net realized gains from the sales or redemptions of securities of $6.6 million, as well as net gains associated with other invested assets of $0.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.9 million.
Commissions and Other Underwriting Expenses
2014 compared to 2013.  Commissions and other underwriting expenses for the year ended December 31, 2014 increased $2.2 million, or 2.4%, to $94.4 million from $92.2 million in the comparable period in 2013, primarily due to the premium growth experienced in 2014. As a percentage of premiums earned, commissions and other underwriting expenses decreased to 16.9% for the year ended December 31, 2014 as compared to 17.5% for the same period in 2013. Such decrease is attributable to changes in the business mix written, resulting in a lower net commissions expense structure, over an increase in earned premiums during 2014 as compared to 2013.
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
Other Operating and General Expenses
2014 compared to 2013.  Other operating and general expenses increased $1.2 million, or 6.3%, to $21.0 million during the year ended December 31, 2014 compared to $19.7 million for the same period in 2013, attributable primarily to growth in our employee headcount and related personnel expenses. As a percentage of premiums earned, such expenses were flat at 3.8% for both years ended December 31, 2014 and 2013.
2013 compared to 2012.  Other operating and general expenses increased $0.6 million, or 3.0%, to $19.7 million during the year ended December 31, 2013 compared to $19.2 million for the same period in 2012, primarily attributable to expenses necessary to support the current and planned growth in our business. Such increase was partially offset by a decrease in our variable compensation expense as compared to the prior year. As a percentage of premiums earned, such expenses were 3.8% and 4.2% for the years ended December 31, 2013 and 2012, respectively.
Transaction Expenses
2014 compared to 2013. During 2014 we incurred $2.2 million in transaction expenses related to the tender offer initiated on February 5, 2014 and withdrawn on March 16, 2014, by Great American, a wholly-owned subsidiary of AFG, to purchase for cash all outstanding shares of our common stock that Great American did not already own. Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses is $0.6 million, recorded during the first quarter of 2014, related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American.
Expense on Amounts Withheld
2014 compared to 2013.  We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that the Company remits back to ART participants. The related investment income and realized gains or losses are included in the Company’s “Net investment income” and “Net realized gains on investments” lines, respectively, on its Consolidated Statements of Income. For the year ended December 31, 2014, the expense on amounts withheld increased $1.4 million, or 26.8%, compared to the same period in 2013, primarily due to growth experienced in our ART programs participant loss layer.
2013 compared to 2012. For the year ended December 31, 2013, the expense on amounts withheld increased $1.1 million, or 27.9%, compared to the same period in 2012, primarily attributable to the growth experienced in our ART programs participant loss layer during the fourth quarter of 2012 and throughout 2013.
Interest Expense
2014 compared to 2013.  For the year ended December 31, 2014, interest expense decreased $0.5 million compared to the same period in 2013, primarily due to a decrease in the interest accrued related to contractual amounts payable to UniGroup, Vanliner's former owner, under the balance sheet guaranty.
2013 compared to 2012.  For the year ended December 31, 2013, interest expense increased $0.1 million compared to the same period in 2012, primarily due to a $0.2 million increase in interest accrued related to contractual amounts payable to UniGroup under the balance sheet guaranty. Partially offsetting such increase was a decrease of $0.1 million in interest expense on long-term debt. In December 2012, long-term debt was temporarily increased to help fund our one-time special $2.00 per share dividend which increased interest expense on long-term debt in 2012.
Income Taxes
2014 compared to 2013.    The 2014 effective tax rate was 6.3%, decreasing 12.7 percentage points from a rate of 19.0% in 2013. The decrease in our effective tax rate can be attributed to the $9.9 million decrease in income before taxes while tax-exempt income remained stable.
2013 compared to 2012.    The 2013 effective tax rate was 19.0%, decreasing 9.3 percentage points from a rate of 28.3% in 2012. Such decrease is primarily attributable to decreased income before taxes over the prior year which resulted in a magnified impact of tax-exempt investment income.

Financial Condition
Investments
At December 31, 2014, our investment portfolio contained $974.7 million in fixed maturity securities and $85.2 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $46.8 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At December 31, 2014, we had pre-tax net unrealized gains of $28.8 million on fixed maturities and $8.9 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
Fixed maturity investments are generally invested in securities with intermediate-term maturities. At December 31, 2014, the weighted average maturity of our fixed maturity investments was approximately 5.9 years. At December 31, 2014, 89.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at December 31, 2014 were $341.6 million of state and local government obligations, which represented approximately 35.0% of our fixed maturity portfolio, with approximately $285.3 million, or 83.5% of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade at December 31, 2014. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2014. Also included in fixed maturities at December 31, 2014 were $192.6 million of residential mortgage-backed securities ("MBS"). We do not have significant exposure to the subprime lending sector and 58.2% of our residential MBS are backed by U.S. government agencies.

Summary information for securities with unrealized gains or losses at December 31, 2014 is shown in the following table. Approximately $7.2 million of fixed maturities and $3.7 million of equity securities had no unrealized gains or losses at December 31, 2014.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$775,783	$191,763
Amortized cost of securities	743,613	195,143
Gross unrealized gain or (loss)	$32,170	$(3,380)
Fair value as a % of amortized cost	104.3%	98.3%
Number of security positions held	694	191
Number individually exceeding $50,000 gain or (loss)	193	15
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$3,206	$(14)
State, municipalities and political subdivisions	12,193	(337)
Residential mortgage-backed securities	8,435	(1,226)
Commercial mortgage-backed securities	953	(5)
Other debt obligations	278	(540)
Financial institutions, insurance and real estate	2,345	(393)
Industrial and other	4,760	(865)
Percent rated investment grade (a)	90.5%	87.1%
Equity Securities:
Fair value of securities	$60,425	$21,107
Cost of securities	49,819	22,837
Gross unrealized gain or (loss)	$10,606	$(1,730)
Fair value as a % of cost	121.3%	92.4%
Number individually exceeding $50,000 gain or (loss)	55	12

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2014, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.0%	0.0%
After one year through five years	30.6%	21.7%
After five years through ten years	35.9%	42.7%
After ten years	11.1%	4.8%
	80.6%	69.2%
Mortgage-backed securities	19.4%	30.8%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2014
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (69 issues)	$120,041	$5,847	105.1%
One year or longer (124 issues)	245,586	18,200	108.0%
Less than $50,000 (501 issues)	410,156	8,123	102.0%
	$775,783	$32,170
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (8 issues)	$7,096	$(916)	88.6%
One year or longer (7 issues)	9,514	(524)	94.8%
Less than $50,000 (176 issues)	175,153	(1,940)	98.9%
	$191,763	$(3,380)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (23 issues)	$11,575	$2,010	121.0%
One year or longer (32 issues)	22,388	7,449	149.9%
Less than $50,000 (55 issues)	26,462	1,147	104.5%
	$60,425	$10,606
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (11 issues)	$10,874	$(1,416)	88.5%
One year or longer (1 issues)	920	(80)	92.0%
Less than $50,000 (19 issues)	9,313	(234)	97.5%
	$21,107	$(1,730)
When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective as well as objective factors. Included in equity securities unrealized losses one year or longer exceeding $50,000 is one investment grade nonredeemable preferred stock that has been in an unrealized loss position for twelve months or more. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains on securities sold, including net gains on other invested assets, and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized Gains on Sales	Net Gains on Other Invested Assets	Charges for Impairment	Net Realized Gains on Investments
	(Dollars in thousands)
Year ended:
2014	$5,411	$3,310	$(1,963)	$6,758
2013	5,177	1,514	(155)	6,536
2012	6,642	487	(910)	6,219
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

Pricing services use a variety of observable inputs to estimate the fair value of fixed maturities that do not trade on a daily basis. These inputs include, but are not limited to, recent reported trades, benchmark yields, issuer spreads, bids or offers, reference data and measures of volatility. Included in the pricing of mortgage-backed securities are estimates of the rate of future prepayments and defaults of principal over the remaining life of the underlying collateral. Inputs from brokers and independent financial institutions include, but are not limited to, yields or spreads of comparable investments which have recent trading activity, credit quality, duration, credit enhancements, collateral value and estimated cash flows based on inputs including delinquency rates, estimated defaults and losses and estimates of the rate of future prepayments. Valuation techniques utilized by pricing services and prices obtained from external sources are reviewed by our internal and affiliated investment professionals who are familiar with the securities being priced and the markets in which they trade to ensure the fair value determination is representative of an exit price. To validate the appropriateness of the prices obtained, our internal investment professionals, who report to the Chief Investment Officer, compare the valuation received to independent third party pricing sources and consider widely published indices (as benchmarks), recent trades, changes in interest rates, general economic conditions and the credit quality of the specific issuers. If we believe that significant discrepancies exist, we will perform additional procedures, which may include specific inquiry of the pricing source, to resolve the discrepancies.
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

Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $151.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. We believe these estimates reflect fair value, but we are unable to verify inputs to the valuation methodology. We obtained at least one quote or price per instrument from brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that we obtained. Our internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.
Liquidity and Capital Resources
Capital Ratios.    The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2014 and 2013, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.
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
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $17.9 million from $35.7 million at December 31, 2013 to $53.6 million at December 31, 2014. For 2014, 2013 and 2012, net cash provided by operating activities was $86.4 million, $50.4 million and $71.7 million, respectively. The $36.0 million increase in cash flow from operations in 2014 from 2013 is primarily attributable to an increase in premiums collected and relatively flat payments made for loss and loss adjustment expenses year-over-year. Cash flow from operations decreased $21.3 million in 2013 from 2012 primarily attributable to the $17.3 million payment made in June 2013 associated with the settlement of the Vanliner balance sheet guaranty, whereas the payment in 2012 was $3.6 million. See note 2 - "Significant Accounting Policies" for a discussion on the contingent consideration related to the Vanliner balance sheet guaranty.
Net cash used in investing activities was $61.5 million and $49.2 million for the years ended December 31, 2014 and 2013, respectively, as compared to net cash provided by investing activities of $0.6 million for the year ended December 31, 2012. This $12.3 million increase in cash used in investing activities during 2014, as compared to 2013, was primarily driven by investing net operating cash to purchase fixed maturity and equity securities which outpaced the proceeds from sales and redemptions of such securities. Proceeds from sales and redemptions of fixed maturity securities have decreased amid a relatively low interest rate environment which has lead to a shift in asset allocation from callable U.S. government agency bonds into longer duration state and local government bonds, residential mortgage-backed securities and corporate obligations. The $49.8 million increase in cash used by investing activities in 2013, as compared to 2012, was primarily driven by reinvesting funds in excess of cash requirements into fixed maturity and dividend yielding equity securities throughout 2013, whereas in 2012 investment securities that were sold or matured were used to fund the one-time special $2.00 per share dividend, which is reflected in our 2012 financing activities.
Net cash used in financing activities was $7.0 million, $7.5 million and $54.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in net cash used in financing activities in 2014, as compared to 2013, was primarily due to an increase in proceeds received from the issuance of common shares upon the exercise of stock options which was partially offset by an increase in dividends paid to shareholders. The $46.5 million decrease in net cash used in financing activities in 2013, as compared to 2012, was primarily due to our one-time special $2.00 per share dividend payment in December 2012 totaling $39.3 million and a $12.0 million reduction in net borrowings, whereas there was no such activity in 2013.
Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.
On November 19, 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at December 31, 2014, we would pay interest at the LIBOR rate plus 0.875%. At December 31, 2014, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.323% at December 31, 2014) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2014, we were in compliance with all covenants.
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
Contractual Obligations.    The following table summarizes our long-term contractual obligations as of December 31, 2014:

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Gross unpaid losses and LAE(a)	$883,078	$323,452	$333,980	$110,756	$114,890
Limited partnership commitments (b)	11,290	—	6,690	4,600	—
Debt obligations	12,000	—	12,000	—	—
Additional future consideration payable to UniGroup	97	97	—	—	—
Operating lease obligations	1,911	1,024	779	108	—
Total	$908,376	$324,573	$353,449	$115,464	$114,890

(a)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

(b)
Limited partnership agreements have expiration dates between two and four years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates. The commitment amounts are presented using the expiration dates of the agreements.

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
Loss and Loss Adjustment Expenses Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2014 and 2013, we had $883.1 million and $803.8 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.

For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”). The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2014 and 2013 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

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

Claims that management views as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management. We seek to establish reserves at the maximum probable exposure based on our historic claims experience. Incurred but not yet reported (“IBNR”) reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. Management monitors IBNR reserves monthly with actuaries from Great American. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management.

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2014, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2014, we experienced unfavorable development of $30.6 million (4.3% of total net reserves) from claims incurred prior to 2014. In 2013, we experienced unfavorable development of $23.1 million (3.6% of total net reserves) from claims incurred prior to 2013. In 2012, we experienced unfavorable development of $3.3 million (0.5% of total net reserves) from claims incurred prior to 2012. We did not significantly change our claims settlement process in any of these years. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate at each date.

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

	At December 31, 2014
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)
Commercial auto liability	$206,846	$198,139	$69,719	$474,704
Workers’ compensation	117,314	146,622	38,735	302,671
General liability	33,671	28,725	8,498	70,894
Auto physical damage	7,291	5,325	3,118	15,734
Inland marine	831	5,709	647	7,187
Private passenger	2,556	2,915	1,240	6,711
Commercial multiple peril	701	1,972	524	3,197
Other lines	196	1,560	224	1,980
	$369,406	$390,967	$122,705	$883,078

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

The estimated cumulative unfavorable impact that this 1% change would have on net income is shown below:

Line of Business	Cumulative Impact
Commercial Auto Liability	$6.8 million
Workers’ Compensation	$5.7 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2014, reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be a decrease of $5.7 million.

5-yr. Average Development (*)	Net Reserves December 31, 2014	Effect on Net Earnings
0.8%	$713.6 million	$(5.7) million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 88.0% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made any changes in key assumptions used in calculating current year reserves based on historical loss development patterns.

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

We recorded unfavorable development of $29.0 million, $32.5 million and $3.6 million in 2014, 2013 and 2012, respectively, for this line of business. We have experienced significantly higher than expected claim severity and case development from accident years 2010, 2011, 2012 and 2013. We continue to pay particular attention to the commercial auto liability line of business and are taking the necessary steps to restore our historically profitable underwriting results, including responding with rate increases, non-renewals or other corrective actions, as necessary. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities.

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

We recorded unfavorable prior year loss development of $2.8 million, $1.2 million, and $4.3 million in 2014, 2013 and 2012, respectively. Economic conditions over the last couple years have led to longer duration of claims resulting in higher claim severity. Due to the long-tail nature of this business it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision. Management continues to review the frequency, severity, and loss and LAE ratios implied by the indications from the standard tests while considering the uncertainties of future costs in determining the appropriate reserve level.

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the years ended December 31, 2014 and 2013, we recorded other-than-temporary impairment charges of $2.0 million and $0.2 million, respectively, in earnings. The impairment charges during both 2014 and 2013 were primarily related to equity securities where management is uncertain of the timing and the extent of ultimate recovery. During the year ended December 31, 2012, we recorded other-than-temporary impairment charges of $0.9 million in earnings due to $0.5 million in charges on several common stock securities and $0.4 million in charges on two nonredeemable preferred stocks. The impairment charges on common stock securities during the year ended December 31, 2012 were due to uncertainty surrounding the timing of recovery as well as the length of time and the extent to which the securities had been in an unrealized loss position. The impairment charges on the nonredeemable preferred stocks were due to the uncertainty and timing of repayment. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments.”

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
The fair value of our fixed maturities portfolio is directly impacted by changes in interest rates, in addition to credit risk. Our fixed maturities portfolio is comprised of primarily investment grade fixed rate investments with primarily intermediate-term maturities. We believe this practice allows us to be flexible in reacting to fluctuations of interest rates. We manage the portfolios of our insurance companies to attempt to achieve an adequate risk-adjusted return while maintaining sufficient liquidity to meet policyholder obligations. We invest in a diverse allocation of fixed maturity securities to capture what we believe are adequate risk-adjusted returns in an evolving investment environment.
During 2014, interest rates decreased, thereby increasing the fair value of many of our fixed maturity investments. As a result of these effects, we had a pre-tax unrealized gain of $28.8 million in our fixed maturities portfolio at December 31, 2014 compared to a pre-tax unrealized gain of $19.4 million at December 31, 2013. Our equity securities had a pre-tax unrealized gain of $8.9 million at December 31, 2014 compared to a pre-tax unrealized gain of $10.2 million at December 31, 2013 and declined due to the sales of securities, but continues to be favorably impacted by the strong performance of the U.S. equity markets.
The following table demonstrates the sensitivity of the fair value of our fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect on our fixed maturity portfolio that an immediate increase of 100 basis points in the interest rate yield curve would have based on the duration of the portfolio. Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

	At December 31,
	2014	2013
	(Dollars in thousands)
Fair value of fixed maturity portfolio	$974,746	$933,579
Pretax impact on fair value of 100bps increase in interest rates	(38,990)	(42,011)
Pretax impact as % of total fixed maturity portfolio	(4.0)%	(4.5)%

Equity Risk.    Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2014, approximately 7.7% of the fair value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through industry and issuer diversification and asset allocation techniques such as investing in exchange traded funds.

ITEM 8     Financial Statements and Supplementary Data

Page
Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	50
Reports of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets:	53
December 31, 2014 and 2013
Consolidated Statements of Income:	54
Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income:	55
Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders’ Equity:	56
Years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows:	57
Years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements	58
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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2014.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of National Interstate Corporation and subsidiaries and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 6, 2015

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $945,956 and $914,149, respectively)	$974,746	$933,579
Equity securities available-for-sale, at fair value (amortized cost - $76,352 and $55,537, respectively)	85,228	65,770
Other invested assets	46,786	40,395
Total investments	1,106,760	1,039,744
Cash and cash equivalents	53,583	35,684
Accrued investment income	8,724	8,644
Premiums receivable, net of allowance for doubtful accounts of $2,627 and $3,225, respectively	271,336	244,934
Reinsurance recoverable on paid and unpaid losses	180,332	169,210
Prepaid reinsurance premiums	47,013	37,867
Deferred policy acquisition costs	22,654	23,025
Deferred federal income taxes	23,150	25,826
Property and equipment, net	24,538	24,753
Funds held by reinsurer	4,335	3,780
Intangible assets, net	7,791	8,073
Prepaid expenses and other assets	4,517	2,287
Total assets	$1,754,733	$1,623,827
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$883,078	$803,782
Unearned premiums and service fees	311,255	283,582
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	101,799	80,999
Reinsurance balances payable	31,069	26,317
Accounts payable and other liabilities	33,402	44,516
Commissions payable	15,392	13,934
Assessments and fees payable	4,649	6,413
Total liabilities	1,392,644	1,271,543
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,557 and 3,689 shares, respectively, in treasury	234	234
Additional paid-in capital	59,386	56,481
Retained earnings	283,031	281,518
Accumulated other comprehensive income	24,483	19,281
Treasury shares	(5,045)	(5,230)
Total shareholders’ equity	362,089	352,284
Total liabilities and shareholders’ equity	$1,754,733	$1,623,827

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Premiums earned	$557,267	$525,710	$458,049
Net investment income	35,517	33,377	34,927
Net realized gains on investments (*)	6,758	6,536	6,219
Other	3,399	3,303	3,278
Total revenues	602,941	568,926	502,473
Expenses:
Losses and loss adjustment expenses	466,998	429,556	341,008
Commissions and other underwriting expenses	94,430	92,193	89,917
Other operating and general expenses	20,955	19,722	19,151
Transaction expense	2,163	—	—
Expense on amounts withheld	6,410	5,057	3,953
Interest expense	220	706	615
Total expenses	591,176	547,234	454,644
Income before income taxes	11,765	21,692	47,829
Provision for income taxes	739	4,119	13,535
Net income	$11,026	$17,573	$34,294
Net income per share – basic	$0.56	$0.89	$1.76
Net income per share – diluted	$0.56	$0.89	$1.75
Weighted average of common shares outstanding - basic	19,755	19,645	19,446
Weighted average of common shares outstanding - diluted	19,833	19,768	19,579
Cash dividends per common share	$0.48	$0.44	$2.40

(*) Consists of the following:
Net realized gains before impairment losses	$8,721	$6,691	$7,129
Total losses on securities with impairment charges	(1,733)	(155)	(886)
Non-credit portion recognized in other comprehensive income	(230)	—	(24)
Net impairment charges recognized in earnings	(1,963)	(155)	(910)
Net realized gains on investments	$6,758	$6,536	$6,219
See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$11,026	$17,573	$34,294
Other comprehensive income (loss), before tax:
Net unrealized holding gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period	12,593	(14,745)	22,851
Reclassification adjustment for net realized gains included in net income	(4,590)	(4,260)	(1,202)
Total other comprehensive income (loss), before tax	8,003	(19,005)	21,649
Deferred income tax expense (benefit) on other comprehensive income (loss)	2,801	(6,652)	7,576
Other comprehensive income (loss), net of tax	5,202	(12,353)	14,073
Total comprehensive income	$16,228	$5,220	$48,367

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	(Dollars in thousands)
Balance at January 1, 2012	$234	$51,295	$285,403	$17,561	$(5,594)	$348,899
Net income			34,294			34,294
Other comprehensive income, net of tax				14,073		14,073
Dividends on common stock			(47,079)			(47,079)
Issuance of 192,691 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		2,759			268	3,027
Net tax effect from exercise/vesting of stock-based compensation		67				67
Stock-based compensation expense		667				667
Balance at December 31, 2012	234	54,788	272,618	31,634	(5,326)	353,948
Net income			17,573			17,573
Other comprehensive loss, net of tax				(12,353)		(12,353)
Dividends on common stock			(8,673)			(8,673)
Issuance of 69,662 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,031			96	1,127
Net tax effect from exercise/vesting of stock-based compensation		25				25
Stock-based compensation expense		637				637
Balance at December 31, 2013	234	56,481	281,518	19,281	(5,230)	352,284
Net income			11,026			11,026
Other comprehensive income, net of tax				5,202		5,202
Dividends on common stock			(9,513)			(9,513)
Issuance of 132,712 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		2,229			185	2,414
Net tax effect from exercise/ vesting of stock-based compensation		51				51
Stock-based compensation expense		625				625
Balance at December 31, 2014	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating activities
Net income	$11,026	$17,573	$34,294
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	4,180	6,084	7,308
Provision for depreciation and amortization	5,512	3,878	4,813
Net realized gains on investment securities	(6,758)	(6,536)	(6,219)
Deferred federal income taxes	(125)	708	(1,219)
Stock compensation expense	625	637	667
Decrease (increase) in deferred policy acquisition costs, net	371	2,221	(643)
Increase (decrease) in reserves for losses and loss adjustment expenses	79,296	28,477	(1,271)
Increase in premiums receivable	(26,402)	(29,244)	(44,172)
Increase in unearned premiums and service fees	27,673	17,456	33,578
(Increase) decrease in interest receivable and other assets	(2,865)	93	(277)
(Increase) decrease in prepaid reinsurance premiums	(9,146)	(5,297)	655
(Decrease) increase in accounts payable, commissions and other liabilities and assessments and fees payable	(11,420)	(11,507)	19,139
Increase in amounts withheld or retained for accounts of others	20,800	13,997	4,471
(Increase) decrease in reinsurance recoverable	(11,122)	5,135	24,736
Increase (decrease) in reinsurance balances payable	4,752	6,844	(4,120)
Other	40	(116)	(41)
Net cash provided by operating activities	86,437	50,403	71,699
Investing activities
Purchases of fixed maturities	(199,414)	(245,969)	(226,744)
Purchases of equity securities	(31,717)	(35,986)	(10,514)
Proceeds from sale of fixed maturities	22,146	55,538	77,266
Proceeds from sale of equity securities	12,670	8,748	18,527
Proceeds from maturities and redemptions of investments	143,111	174,304	155,005
Change in other investments, net	(3,231)	(2,120)	(8,359)
Capital expenditures	(5,055)	(3,694)	(4,588)
Net cash (used in) provided by investing activities	(61,490)	(49,179)	593
Financing activities
Additional long-term debt borrowings	—	—	28,500
Reduction of long-term debt	—	—	(38,500)
Net tax effect from exercise/vesting of stock-based compensation	51	25	67
Proceeds from the issuance of common shares from treasury	2,414	1,127	3,027
Cash dividends paid on common shares	(9,513)	(8,673)	(47,079)
Net cash used in financing activities	(7,048)	(7,521)	(53,985)
Net increase (decrease) in cash and cash equivalents	17,899	(6,297)	18,307
Cash and cash equivalents at beginning of year	35,684	41,981	23,674
Cash and cash equivalents at end of year	$53,583	$35,684	$41,981
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
The Company is a 51.4% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”).
The Company has five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 38 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the Company’s alternative risk transfer (“ART”) component. Insurance products are marketed through multiple distribution channels including, independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its six active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 15.1% of the Company’s premiums are written in the state of California, and an additional 37.4%, collectively, in the states of New York, North Carolina, Texas, Florida, New Jersey, Pennsylvania, Missouri and Tennessee.
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

Contingent Consideration
The Company accounts for the contingent consideration associated with the contractual obligations of the 2010 acquisition of Vanliner in accordance with ASC 805, Business Combinations. As part of the Purchase Agreement (the “Agreement”), UniGroup, Inc. (“UniGroup”) agreed to provide NIIC with comprehensive financial guarantees, including a four and a half year balance sheet guaranty effective through December 31, 2014, whereby both favorable and unfavorable developments related to specified line items on the closing balance sheet, as defined in sections 2.06 and 2.07 of the Agreement, inure to UniGroup. The final settlement related to the balance sheet guaranty is expected to occur during 2015 after which, any favorable or unfavorable developments related to these specific line items will then inure to the Company. The Company determines the fair value of the contingent consideration on a quarterly basis based on the present value of expected cash flows associated with the balance sheet line items contractually guaranteed by UniGroup.
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
The total sum of the difference between acquired amounts and actual or expected settlement amounts for all balance sheet line items which were contractually guaranteed by UniGroup is the calculated contingent consideration. This amount is discounted based upon the appropriate treasury yield curve rate to obtain the discounted fair value at each reporting date. At December 31, 2014, the Company had a short-term receivable recorded at fair value for contingent consideration of $1.2 million compared to a short-term payable recorded at fair value for contingent consideration of $8.8 million at December 31, 2013. As the Agreement required UniGroup to escrow funds for the future settlement of the balance sheet guaranty, the Company believes any contingent consideration would be fully collectible.
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
Deferred Policy Acquisition Costs (“DPAC”)
Policy acquisition costs, principally commissions, premium taxes and assessments, directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during the years ended December 31, 2014, 2013 and 2012 were $85.0 million, $82.2 million and $79.4 million, respectively. There were no premium deficiencies for the years ended December 31, 2014, 2013 or 2012.
Property and Equipment
Property and equipment are reported at cost, less accumulated depreciation and amortization, and include capitalized software developed or acquired for internal use. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment; 20 to 40 years for buildings and improvements; three years for capitalized software; and five to seven years for all other property and equipment. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $5.2 million, $5.1 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Intangible Assets
The Company recognized certain intangible assets as part of the Vanliner acquisition in 2010 based on their fair value as required by ASC 805. These intangible assets consist of acquired insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset. Amortization expense relating to this intangible asset was $0.3 million for the years ended December 31, 2014, 2013 and 2012. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite-lived intangible assets are subject to annual impairment testing, which was performed during the fourth quarter of 2014. Based upon this review, no impairment losses were recognized in 2014.
Unpaid Losses and Loss Adjustment Expenses (“LAE”)
The liabilities for unpaid losses and LAE represent management's best estimate and are based on estimates of policy claims reported and estimates of unreported claims established using historical and industry data. The estimates of policy claim amounts are continuously reviewed and any resulting adjustments are reflected in current operations. Although considerable variability is inherent in such estimates, management believes that the liabilities for unpaid losses and LAE are adequate. These liabilities are reported net of amounts recoverable from salvage and subrogation.
Assessments
The Company recognizes liabilities for estimated assessments for reported insolvencies of other insurers and other charges from regulatory organizations. Management accrues for these liabilities as assessments are imposed or when it is probable an assessment has occurred and the amount of the assessment can be reasonably estimated.
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
Comprehensive Income
Comprehensive income is defined as all changes in shareholders' equity except those arising from transactions with shareholders. It includes the Company’s net income and other comprehensive income, which consists entirely of changes in net unrealized gains or losses (net of income taxes) on the Company’s available-for-sale securities. The details of comprehensive income are reported in the Consolidated Statements of Comprehensive Income.
Earnings Per Common Share
Basic earnings per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share are based on the weighted average number of common shares and dilutive potential common shares outstanding during the period using the treasury stock method.
Stock-Based Compensation
The Company grants stock options and other stock awards to officers under its Long Term Incentive Plan (“LTIP”). The LTIP and stock-based compensation are more fully described in Note 7 – “Shareholders’ Equity and Stock-Based Compensation.” Compensation expense is recognized for stock options and restricted stock awards issued on a straight-line basis over their vesting periods based on the fair value of these awards at the date of grant. The Company uses the Black-Scholes pricing model to measure the fair value of employee stock options, while the market price of the Company's common stock on December 31 is used for restricted stock awards.

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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $151.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$2,911	$110,535	$—	$113,446
State and local government obligations	—	338,694	2,887	341,581
Residential mortgage-backed securities	—	192,555	—	192,555
Commercial mortgage-backed securities	—	16,998	—	16,998
Corporate obligations	—	192,314	7,100	199,414
Other debt obligations	—	102,454	3,995	106,449
Redeemable preferred stocks	3,808	—	495	4,303
Total fixed maturities	6,719	953,550	14,477	974,746
Equity securities:
Common stocks	58,839	—	3,988	62,827
Nonredeemable preferred stocks	16,887	5,514	—	22,401
Total equity securities	75,726	5,514	3,988	85,228
Total fixed maturities and equity securities	82,445	959,064	18,465	1,059,974
Cash and cash equivalents	53,583	—	—	53,583
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$136,028	$959,064	$18,465	$1,113,557

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
The tables above exclude other invested assets of $46.8 million and $40.4 million at December 31, 2014 and 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the year ended December 31, 2014 the Company transferred seven nonredeemable preferred stocks, with an aggregate value of $6.1 million, from Level 2 to Level 1 due to increases in trading activity. Conversely, during the same period, the Company transferred seven nonredeemable preferred stocks, with an aggregate value of $5.9 million, from Level 1 to Level 2 due to decreases in trading activity.
During the year ended December 31, 2013, the Company transferred eight nonredeemable preferred stocks with an aggregate value of $3.8 million, two common stocks with an aggregate value of $1.7 million, and one redeemable preferred stock with a value of $1.0 million, from Level 2 to Level 1 due to increases in trading activity. During the year ended December 31, 2012, the Company transferred four nonredeemable preferred stocks, with an aggregate value of $0.1 million, from Level 1 to Level 2 due to decreases in trading activity. In addition, the Company transferred one nonredeemable preferred stock with a value of $11 thousand and one redeemable preferred stock with a value of $0.2 million from Level 2 to Level 1 due to increases in trading activity.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the years ending December 31, 2014, 2013 and 2012. The transfers into Level 3 during the years ended December 31, 2014 and 2013 were due to decreases in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Year Ended December 31, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	318	(29)	8	(26)	—
Purchases and issuances	2,000	1,000	1,500	—	2,514	—
Sales, settlements and redemptions	—	(202)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	1,015	—	—	—	—
Ending balance at December 31, 2014	$2,887	$7,100	$3,995	$495	$3,988	$—
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	—	$483	—	$—
Total gains or (losses):
Included in earnings	—	248	—	—	—	13
Included in other comprehensive income	22	(137)	—	4	—	18
Purchases and issuances	—	1,000	—	—	1,500	969
Sales, settlements and redemptions	—	(3,800)	—	—	—	(417)
Transfers in and/or (out) of Level 3	—	—	3,311	—	—	—
Ending balance at December 31, 2013	$859	$4,969	$3,311	$487	$1,500	$583
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2012
	State and Local Government Obligations	Corporate Obligations	Redeemable Preferred Stocks	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2012	$1,572	$7,256	$472	$396
Total gains or (losses):
Included in earnings	—	—	—	(396)
Included in other comprehensive income	265	621	11	—
Purchases and issuances	—	—	—	—
Sales, settlements and redemptions	(1,000)	(219)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—
Ending balance at December 31, 2012	$837	$7,658	$483	$—
The amount of total gains or (losses) for the year included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—
At December 31, 2014 the Company had 17 securities with a fair value of $18.5 million that are included in Level 3, which represented 1.7% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 5% of the Company’s shareholders’ equity at December 31, 2014, any change in unobservable inputs would not have a material impact on the Company’s financial position.

4.  Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2014:
Fixed maturities:
U.S. Government and government agency obligations	$110,254	$3,206	$(14)	$113,446
State and local government obligations	329,725	12,193	(337)	341,581
Residential mortgage-backed securities	185,346	8,435	(1,226)	192,555
Commercial mortgage-backed securities	16,050	953	(5)	16,998
Corporate obligations	193,702	6,965	(1,253)	199,414
Other debt obligations	106,711	278	(540)	106,449
Redeemable preferred stocks	4,168	140	(5)	4,303
Total fixed maturities	945,956	32,170	(3,380)	974,746
Equity securities:
Common stocks	54,663	9,643	(1,479)	62,827
Nonredeemable preferred stocks	21,689	963	(251)	22,401
Total equity securities	76,352	10,606	(1,730)	85,228
Total fixed maturities and equity securities	$1,022,308	$42,776	$(5,110)	$1,059,974
December 31, 2013:
Fixed maturities:
U.S. Government and government agency obligations	$91,360	$3,282	$(285)	$94,357
Foreign government obligations	3,529	24	—	3,553
State and local government obligations	351,866	8,155	(3,218)	356,803
Residential mortgage-backed securities	197,376	8,034	(3,185)	202,225
Commercial mortgage-backed securities	33,503	1,483	(23)	34,963
Corporate obligations	186,899	7,060	(1,509)	192,450
Other debt obligations	45,448	146	(478)	45,116
Redeemable preferred stocks	4,168	72	(128)	4,112
Total fixed maturities	914,149	28,256	(8,826)	933,579
Equity securities:
Common stocks	39,755	10,842	(952)	49,645
Nonredeemable preferred stocks	15,782	1,047	(704)	16,125
Total equity securities	55,537	11,889	(1,656)	65,770
Total fixed maturities and equity securities	$969,686	$40,145	$(10,482)	$999,349

The table above excludes other invested assets of $46.8 million and $40.4 million at December 31, 2014 and 2013, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 35.0% of the Company’s fixed maturity portfolio at December 31, 2014, with approximately $285.3 million, or 83.5%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade (as determined by nationally recognized agencies) at December 31, 2014. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2014.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned at December 31, 2014 and 2013 were $3.3 million and $3.5 million, respectively.

The amortized cost and fair value of fixed maturities at December 31, 2014, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.9 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$23,210	$23,462
Due after one year through five years	274,792	283,377
Due after five years through ten years	354,660	362,589
Due after ten years	91,898	95,765
	744,560	765,193
Mortgage-backed securities	201,396	209,553
Total	$945,956	$974,746
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Fixed maturity gains	$1,352	$3,495	$5,086
Fixed maturity losses	(262)	(602)	(538)
Equity security gains	4,404	2,375	2,646
Equity security losses	(2,046)	(246)	(1,462)
Other invested assets, net gains	3,310	1,514	487
Net realized gains on investments	$6,758	$6,536	$6,219
Pre-tax net realized gains provided in the table above were primarily generated from net realized gains associated with the sales or redemptions of securities of $5.4 million, $5.2 million, and $6.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of the securities over book value. In addition, other invested assets generated net gains of $3.3 million, $1.5 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Offsetting these gains were other-than-temporary impairment charges of $2.0 million, $0.2 million and $0.9 million for the same periods ended, respectively, primarily related to several equity securities due to uncertainty surrounding the timing and extent of recovery.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Year Ended December 31, 2014:
Realized before impairments	$1,352	$4,059	$3,310	$(3,052)	$5,669
Realized - impairments	(262)	(1,701)	—	687	(1,276)
Change in unrealized	9,360	(1,357)	—	(2,801)	5,202
Year Ended December 31, 2013:
Realized before impairments	2,900	2,277	1,514	(2,342)	4,349
Realized - impairments	(7)	(148)	—	54	(101)
Change in unrealized	(25,271)	6,266	—	6,652	(12,353)
Year Ended December 31, 2012:
Realized before impairments	4,582	2,060	487	(2,495)	4,634
Realized - impairments	(34)	(876)	—	319	(591)
Change in unrealized	18,445	3,204	—	(7,576)	14,073

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
December 31, 2014:
Fixed maturities:
U.S. Government and government agency obligations	$11,750	$(13)	99.9%	7	$49	$(1)	98.0%	1
State and local government obligations	18,100	(166)	99.1%	14	6,110	(171)	97.3%	6
Residential mortgage-backed securities	19,344	(140)	99.3%	19	38,163	(1,086)	97.2%	34
Commercial mortgage-backed securities	848	(4)	99.5%	1	776	(1)	99.9%	1
Corporate obligations	21,230	(974)	95.6%	33	10,874	(279)	97.5%	7
Other debt obligations	50,733	(273)	99.5%	54	13,291	(267)	98.0%	13
Redeemable preferred stocks	—	—	0.0%	—	495	(5)	99.0%	1
Total fixed maturities	122,005	(1,570)	98.7%	128	69,758	(1,810)	97.5%	63
Equity securities:
Common stocks	13,379	(1,479)	90.0%	19	—	—	0.0%	—
Nonredeemable preferred stocks	4,921	(58)	98.8%	9	2,807	(193)	93.6%	3
Total equity securities	18,300	(1,537)	92.3%	28	2,807	(193)	93.6%	3
Total fixed maturities and equity securities	$140,305	$(3,107)	97.8%	156	$72,565	$(2,003)	97.3%	66
December 31, 2013:
Fixed maturities:
U.S. Government and government agency obligations	$19,307	$(285)	98.5%	19	$—	$—	0.0%	—
State and local government obligations	110,694	(3,077)	97.3%	81	859	(141)	85.9%	1
Residential mortgage-backed securities	64,858	(2,286)	96.6%	55	12,445	(899)	93.3%	9
Commercial mortgage-backed securities	2,773	(23)	99.2%	2	—	—	0.0%	—
Corporate obligations	47,884	(1,455)	97.1%	45	3,098	(54)	98.3%	2
Other debt obligations	29,823	(478)	98.4%	30	—	—	0.0%	—
Redeemable preferred stocks	3,245	(115)	96.6%	5	487	(13)	97.4%	1
Total fixed maturities	278,584	(7,719)	97.3%	237	16,889	(1,107)	93.8%	13
Equity securities:
Common stocks	9,431	(952)	90.8%	16	—	—	0.0%	—
Nonredeemable preferred stocks	8,925	(704)	92.7%	15	—	—	0.0%	—
Total equity securities	18,356	(1,656)	91.7%	31	—	—	0.0%	—
Total fixed maturities and equity securities	$296,940	$(9,375)	96.9%	268	$16,889	$(1,107)	93.8%	13

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $10.5 million at December 31, 2013 to $5.1 million at December 31, 2014. The improvement in gross unrealized losses was driven primarily by the improved credit spreads on state and local government obligations and a decrease in interest rates during 2014. The $3.4 million in gross unrealized losses at December 31, 2014 on fixed maturity securities was primarily on holdings in residential mortgage-backed securities and corporate obligations, and to a lesser extent, other debt obligations. Investment grade securities represented 87.1% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities consist of $1.5 million of common stocks that have been in an unrealized loss position for less than twelve months as well as $0.2 million of investment grade nonredeemable preferred stocks, all of which are considered to be temporary.

At December 31, 2014, residential mortgage-backed securities, with gross unrealized losses of $1.2 million, had 19 securities that were in an unrealized loss position of $0.1 million for less than 12 months and 34 securities with gross unrealized losses of $1.1 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, including management’s current intent and ability to hold these securities for a period of time sufficient to allow for anticipated recovery, management believes that, based upon information currently available, the Company will recover its cost basis in all these securities and no additional charges for other-than-temporary impairments will be required.
At December 31, 2014, corporate obligations, with gross unrealized losses of $1.3 million, had 33 securities that were in an unrealized loss position of $1.0 million for less than 12 months and 7 securities with gross unrealized losses of $0.3 million for 12 months or more. Investment grade securities represented 71.8% of all corporate obligations with unrealized losses. Other debt obligations, with gross unrealized losses of $0.5 million, had 54 securities that were in an unrealized loss position for less than 12 months and 13 securities with unrealized losses for 12 months or more. All of these other debt obligations are investment grade securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings at December 31, 2014 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning balance at January 1	$2,183	$2,282	$2,258
Additional credit impairments on previously impaired securities	230	—	24
Reductions - disposals	(45)	(99)	—
Ending balance at December 31	$2,368	$2,183	$2,282

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Investment income:
Fixed maturities	$33,516	$32,753	$35,305
Equity securities	3,179	2,003	805
Short-term investments and cash equivalents	4	5	10
Total investment income	36,699	34,761	36,120
Investment expense	(1,182)	(1,384)	(1,193)
Net investment income	$35,517	$33,377	$34,927
At December 31, 2014 and 2013, the carrying value of all deposits with state insurance departments was $104.8 million and $94.9 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

5.  Long-Term Debt
Long-term debt outstanding was $12.0 million at December 31, 2014 and December 31, 2013.
On November 19, 2012, the Company replaced its $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.750% to 1.000% based on the Company’s A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.5% in excess of the federal funds effective rate, or (c) 1.0% in excess of the one-month LIBOR rate. Based on the Company’s A.M. Best insurance group rating of “A” at December 31, 2014, the Company would pay interest at the LIBOR rate plus 0.875%. At December 31, 2014, the interest rate on this debt is equal to the six-month LIBOR (0.323% at December 31, 2014) plus 87.5 basis points, with interest payments due quarterly. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.075% to 0.125%, or 0.100% at December 31, 2014.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict the Company’s ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2014, the Company was in compliance with all covenants.
Interest paid on long-term debt during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.2 million and $0.5 million, respectively.

6.  Income Taxes
Income tax expense (benefit) was as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current federal income tax provision	$1,014	$3,350	$14,477
Current state income tax provision	265	232	84
Deferred federal income tax (benefit) expense	(540)	537	(1,026)
	$739	$4,119	$13,535
A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Federal income tax expense at statutory rate	$4,118	$7,592	$16,740
Effect of:
Tax-exempt investment income	(3,569)	(3,829)	(3,737)
Other items, net	190	356	532
	$739	$4,119	$13,535

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$18,442	$17,151
Unpaid losses and loss adjustment expenses	19,609	20,073
Assessments and fees payable	1,491	2,029
Realized losses on investments, primarily impairments	4,138	4,061
Accrued compensation	1,897	2,130
Limited partnership investments	—	490
Other, net	2,548	1,921
	48,125	47,855
Deferred tax liabilities:
Deferred policy acquisition costs	(7,929)	(8,059)
Unrealized gains on investments	(13,183)	(10,382)
Intangible assets	(2,727)	(2,826)
Limited partnership investments	(236)	—
Other, net	(900)	(762)
Total deferred tax liabilities	(24,975)	(22,029)
Net deferred tax assets	$23,150	$25,826

Federal income taxes paid, net of refunds, for 2014, 2013 and 2012 were $2.5 million, $16.2 million and $15.1 million, respectively. At December 31, 2014, the Company had an income tax recoverable of $0.9 million. The Company had income taxes payable of $1.1 million at December 31, 2013.
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
The Company had no liability recorded for unrecognized tax benefits at December 31, 2014 and 2013. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2011.

7. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the LTIP. At December 31, 2014, there were options for 286,853 shares outstanding and 860,636 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
The Company recognized stock-based compensation expense, inclusive of options forfeited, of $0.6 million for both the years ended December 31, 2014 and 2013, and $0.7 million for the year ended December 31, 2012. The 2014 expense includes $0.5 million for restricted stock awards while the 2013 and 2012 expense included $0.4 million and $0.3 million, respectively. Related income tax benefits were approximately $0.2 million for the years ended December 31, 2014 and 2013 and $0.1 million for the year ended December 31, 2012. At December 31, 2014, there was $0.5 million and $1.0 million of unrecognized compensation expense related to nonvested stock options and restricted stock awards, respectively. These amounts are expected to be recognized over a weighted average of 2.4 and 1.9 years, respectively. The Company has included stock-based compensation expense with the “Other operating and general expenses” line item in the Consolidated Statements of Income.

A summary of option activity in the LTIP is as follows:

	Year Ended December 31, 2014
	Total Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of year	418,550	$21.59
Forfeited	(8,000)	20.84
Exercised	(123,697)	20.33
Granted	—	—
Options outstanding, end of year	286,853	$22.15	4.6 years	$2,194
Options exercisable, end of year	190,908	$20.95	3.4 years	$1,690

The intrinsic value of options exercised was $1.1 million, $0.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013, and 2012 was $0.3 million, $0.4 million, and $0.2 million, respectively.
There were no options granted in 2014 and 2013. The Company uses the Black-Scholes option pricing model to calculate the fair value of its option grants. Due to a lack of historical data, the Company uses the Securities and Exchange Commission’s (the “SEC”) simplified method of calculating expected term for all grants made in 2012. The fair value of options granted was computed using the following weighted-average assumptions as of grant date:

Year Ended December 31, 2014
Risk-free interest rate	1.3%
Expected option life	6.5 years
Expected stock price volatility	32.5%
Dividend yield	1.6%
Weighted average fair value of options granted during year	$7.35

A summary of restricted stock activity in the LTIP is as follows:

	Year Ended December 31, 2014
	Total Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested share, beginning of year	60,534	$32.16
Granted	18,885	23.00
Vested	(12,000)	32.11
Forfeited	(3,099)	29.06
Nonvested share, end of year	64,320	$29.63

The Company granted 12,534 shares of restricted stock (fair value of $32.33 per share) in 2013. There were no restricted stock grants in 2012. The fair value of shares vested was $0.3 million for each of the years ended December 31, 2014, 2013 and 2012.

8.  Employee Benefit Plan
Employees of the Company may participate in the National Interstate Savings and Profit Sharing Plan (the “Savings Plan”). Contributions to the profit sharing portion of the Savings Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Company contributions vest after three years of service. Profit sharing expense was $1.0 million for each of the years ended December 31, 2014 and 2013 and $0.9 million for the year ended December 31, 2012.

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

9.   Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$11,026	$17,573	$34,294
Weighted average shares outstanding during period	19,755	19,645	19,446
Additional shares issuable under employee common stock option plans using treasury stock method	78	123	133
Weighted average shares outstanding assuming exercise of stock options	19,833	19,768	19,579
Net income per share:
Basic	$0.56	$0.89	$1.76
Diluted	$0.56	$0.89	$1.75
For the year ended December 31, 2014, 2013 and 2012, there were 97,870, 100,000 and 214,468, respectively, outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

10.   Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2014, Great American owned 51.4% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company also cedes premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs.
The tables below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Assumed premiums written	$566	$1,725	$2,390
Assumed premiums earned	1,024	2,134	2,815
Assumed losses and loss adjustment expense incurred	796	2,426	1,952
Ceded premiums written	68	51	69
Ceded premiums earned	66	54	127
Ceded losses and loss adjustment expense recoveries	862	1,959	1,108

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Payable to Great American as of year end	$56	$103	$41

During 2013, California, North Carolina, Ohio, Tennessee, and Wisconsin recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of AFG, whereby AMMC manages approximately 59.0% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio’s fair value. Fees for such services were approximately $0.9 million for the years ended December 31, 2014 and 2013, and $0.2 million for the year ended December 31, 2012.
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
In addition, NIIC, NIIC-HI and VIC are parties to reinsurance agreements with Validus Reinsurance, Ltd. (“Validus”), whereby Validus participates on the Company’s Hawaii property quota share and workers’ compensation excess of loss reinsurance treaties which expired on May 31, 2014, and July 31, 2014, respectively. The Company's Chairman of the Board is also on the Board of Directors of Validus Holdings, Ltd., the parent of Validus. During the year ended December 31, 2014, the Company’s ceded premiums written and ceding commissions associated with Validus’ participation on these treaties were $0.3 million and $0.1 million, respectively. These treaties were negotiated at arm’s length through an independent reinsurance broker in the ordinary course of business as part of the Company’s customary reinsurance evaluation and placement process.
The Company is not substantially dependent on any individual reinsurance agreements, including the agreements with Great American and Validus. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
On February 5, 2014, Great American commenced an unsolicited tender offer to acquire all of the outstanding common shares of the Company not already owned by Great American. Great American stated that if it purchased common shares in the tender offer, such that it would own at least 90% of the issued and outstanding common shares, Great American or an affiliate of Great American, intended to effect a second-step merger with the Company. Also, as previously disclosed, on March 5, 2014, Alan R. Spachman, a director of the Company, filed a complaint and motion for a temporary restraining order in the United States District Court for the Northern District of Ohio regarding the tender offer. At a hearing on March 14, 2014, the court stated that it would grant a motion for preliminary injunction enjoining the consummation of the tender offer of AFG's wholly owned subsidiary Great American. In light of the court's stated intention, in a press release issued March 16, 2014, AFG announced that Great American had terminated the offer.
On April 18, 2014, the Company entered into an agreement with Alan R. Spachman, whereby the Company agreed to reimburse Mr. Spachman for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American for all publicly traded shares of the Company that Great American did not already own. The agreement provided that the Company pay $0.6 million to Mr. Spachman, and that all parties to the proceeding captioned, Alan R. Spachman v. Great American Insurance Co., et al, in the United States District Court for the Northern District of Ohio, in Cleveland, case No. 14-CV-00509, including the Company, receive mutual releases for all matters regarding the tender offer. This proceeding named Messrs. Joseph E. (Jeff) Consolino, Gary J. Gruber, Keith A. Jenson, Donald D. Larson, David W. Michelson, and Vito C. Peraino individually and each of the aforementioned directors were parties to the agreement. Following the payment to Mr. Spachman, the parties filed a joint stipulation with the court to dismiss all claims with prejudice. Such amount is included in the "Transaction expenses" line item on our Consolidated Statements of Income. The Company recognized the expense in the first quarter and remitted the payment of $0.6 million on April 25, 2014.

11. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Direct premiums written	$676,821	$621,532	$564,601
Reinsurance assumed	12,182	10,461	8,869
Reinsurance ceded	(113,429)	(94,389)	(81,255)
Net premiums written	$575,574	$537,604	$492,215
Direct premiums earned	$649,764	$604,673	$531,133
Reinsurance assumed	11,786	10,129	8,825
Reinsurance ceded	(104,283)	(89,092)	(81,909)
Total premiums earned	$557,267	$525,710	$458,049

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Reinsurance recoverable	$180,332	$169,210	$174,345

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2014, 2013 and 2012 were $60.8 million, $66.6 million and $58.0 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers.

12.  Unpaid Losses and LAE
The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s balance sheets:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$647,339	$607,604	$594,448
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	436,400	406,483	337,751
Prior years	30,598	23,073	3,257
	466,998	429,556	341,008
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	124,049	128,052	107,135
Prior years	276,653	240,981	201,717
	400,702	369,033	308,852
Effect on loss and LAE expenses relating to the reduction in guaranteed reserves	—	(20,788)	(19,000)
Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	713,635	647,339	607,604
Reinsurance recoverable on unpaid losses and LAE, at end of year	169,443	156,443	167,701
Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$883,078	$803,782	$775,305

The foregoing reconciliation shows unfavorable prior year development of $30.6 million, $23.1 million, and $3.3 million in the years ended December 31, 2014, 2013, and 2012, respectively. The unfavorable development in 2014, which related to several accident years but was more prominent in accident years 2011 through 2013, was predominately in the commercial auto liability line of business. Included in the $30.6 million of unfavorable development is $20.0 million related to reserve strengthening primarily in our commercial auto liability line of business for accident years 2011 through 2013 recorded during the second quarter of 2014. The unfavorable development in 2013, which related to several accident years but was more prominent in accident years 2010 and 2011, was predominately in the commercial auto liability line of business with a portion related to business that is no longer in force. Included in the $23.1 million of unfavorable development is $6.0 million related to reserve strengthening in our accident year 2011 commercial auto liability line recorded during the second quarter of 2013. The unfavorable development in 2012 was concentrated in the commercial auto liability and workers' compensation lines of business, partially offset by favorable development in our remaining lines of business. In 2014, the Company recorded no reserve development on the Vanliner reserves acquired in 2010 while in 2013 and 2012 the Company recorded favorable reserve development. This favorable development is subject to a contractual balance sheet guaranty. Accordingly, offsetting charges to loss and LAE expense were recorded in the Consolidated Statements of Income to record the $20.8 million and $19.0 million relating to the development in 2013 and 2012, respectively, as a payable to the guarantor. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

13. Expense on Amounts Withheld
The Company invests funds in the participant loss layer for several of the ART programs. The Company has investment income and realized gains or losses, and incurs an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that the Company remits back to ART participants. The related investment income and realized gains or losses are included in the Company’s “Net investment income” and “Net realized gains on investments” lines, respectively, on its Consolidated Statements of Income.
The following table summarizes the activity and balances related to ART programs:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Expense on amounts withheld related to ART programs	$6,410	$5,057	$3,953

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Investment balance related to ART programs	$231,140	$196,821	$177,956

14.  Statutory Accounting Principles ("SAP")
The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, NIIC-HI and TCC were as follows:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
NIIC statutory capital and surplus	$284,680	$283,419	$269,696
VIC statutory capital and surplus	127,260	121,918	110,854
NIIC-HI statutory capital and surplus	12,166	11,292	10,925
TCC statutory capital and surplus	18,450	17,633	16,462

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
NIIC statutory net income	$5,355	$21,925	$52,880
VIC statutory net income	4,940	9,466	13,199
NIIC-HI statutory net income	181	673	1,061
TCC statutory net income	823	1,170	1,491
The statutory capital and surplus of VIC, NIIC-HI and TCC is included in the statutory capital and surplus of NIIC for reporting purposes.
NIIC, VIC, NIIC-HI and TCC are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid in 2015 by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $28.5 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains, is $12.7 million. NIIC-HI’s and TCC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.2 million and $1.8 million, respectively.
NIIC paid dividends of $10.0 million to the Company in each of 2014 and 2013, and $60.0 million in 2012. Of the $60.0 million dividend paid in 2012, $39.0 million was in the form of an extraordinary dividend for which NIIC was required to receive regulatory approval by the State of Ohio. Also, in accordance with statutory restrictions each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2014, NIIC, VIC, NIIC-HI and TCC exceeded the minimum RBC levels and are well in excess of minimum capital requirements set forth by the companies’ respective states of domicile.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2014 and 2013, the liability for such assessments was $4.6 million and $6.4 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the “Other invested assets” line on the Consolidated Balance Sheets.  Relative to such limited partnerships the Company has contractual agreements to invest up to an additional $11.3 million.  These limited partnership contractual agreements have expiration dates between two and four years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

16.  Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$300,922	$283,725	$241,315
Transportation	191,482	172,367	148,626
Specialty Personal Lines	35,086	45,311	47,180
Hawaii and Alaska	18,009	15,357	14,175
Other	11,768	8,950	6,753
Total premiums earned	557,267	525,710	458,049
Net investment income	35,517	33,377	34,927
Net realized gains on investments	6,758	6,536	6,219
Other	3,399	3,303	3,278
Total revenues	$602,941	$568,926	$502,473

17.  Quarterly Operating Results (Unaudited)
The following are quarterly results of operations for the years ended December 31, 2014 and 2013:

	1st Quarter	2nd Quarter (b)	3rd Quarter	4th Quarter	Year Ended
	(Dollars in thousands)
2014
Revenues	$145,570	$149,775	$152,702	$154,894	$602,941
Net income (loss)	8,055	(10,743)	8,793	4,921	11,026
Net income (loss) per share – basic (a)	0.41	(0.54)	0.44	0.25	0.56
Net income (loss) per share – diluted (a)	0.41	(0.54)	0.44	0.25	0.56
2013
Revenues	$137,249	$140,174	$143,280	$148,223	$568,926
Net income (loss)	8,017	(6,280)	7,278	8,558	17,573
Net income (loss) per share – basic (a)	0.41	(0.32)	0.37	0.44	0.89
Net income (loss) per share – diluted (a)	0.41	(0.32)	0.37	0.43	0.89

(a)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(b)
During the second quarter of 2014, the Company experienced an increase in adverse prior year development. During the second quarter of 2013, the Company experienced uncharacteristically high claims severity as well as unfavorable development from prior years.

18. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
The following table presents the changes in the Company's AOCI:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Beginning balance	$19,281	$31,634	$17,561
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	8,186	(9,584)	14,854
Reclassification adjustment for net realized gains included in net income, net of tax	(2,984)	(2,769)	(781)
Other comprehensive income (loss), net of tax	5,202	(12,353)	14,073
Ending balance	$24,483	$19,281	$31,634

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the years ended December 31, 2014, 2013, and 2012 categorized by the respective affected line items in the Consolidated Statement of Income:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Increase to net realized gains on investments	$4,590	$4,260	$1,202
Increase to income before income taxes	4,590	4,260	1,202
Increase to provision for income taxes	1,606	1,491	421
Increase to net income	$2,984	$2,769	$781

ITEM 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A    Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 50 and 51, respectively, are incorporated herein by reference.

ITEM 9B    Other Information
None.

PART III
The information required by the following Items, except as to the information provided below under Item 10 and Item 12, will be included in our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year and is incorporated herein by reference.

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

ITEM 11    Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance, Committee Descriptions and Reports” and “2014 Director Compensation” in our Proxy Statement.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.
Equity Compensation Plan Information
The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2014) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Equity Compensation Plans	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Approved by shareholders	286,853	$22.15	573,783
Not approved by shareholders	none	N/A	none

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

PART IV

ITEM 15    Exhibits and Financial Statement Schedules

(A)	The following documents are filed as part of this report:

1.	The Financial Statements as included in Part II, Item 8.

2.	The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

Schedule	Description	Page/Filing Basis
Schedule I	Summary of Investments	(2)
Schedule II	Condensed Financial Information of Parent Company	84
Schedule III	Supplementary Insurance Information	87
Schedule IV	Reinsurance	(3)
Schedule V	Valuation and Qualifying Accounts	88
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	(4)

The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended and restated through August 1, 2014*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Fifth Third Bank and U.S. Bank National Association, dated as of November 19, 2012	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
10.14	Investment Management Agreement effective October 1, 2012 between American Money Management Corporation, National Interstate Insurance Company, National Interstate Insurance Company of Hawaii, Inc., Vanliner Insurance Company and Triumphe Casualty Company	(13)
10.15	Form of Award Agreement for Restricted Shares and Performance Shares*	(14)
10.16	Agreement dated July 1, 2014, by and among Alan R. Spachman, National Interstate Insurance Corporation, American Financial Group, Inc. and Great American Insurance Company.	(15)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Four “Investments.”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Eleven “Reinsurance.”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Unpaid Losses and LAE” and in Schedule III “Supplementary Insurance Information.”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008.

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007.

(7)	This exhibit is incorporated by reference to our Form 8-K filed November 20, 2012.

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007.

(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009.

(10)	This exhibit is incorporated by reference to our Form 8-K filed September 22, 2014.

(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.

(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011.

(13)	This exhibit is incorporated by reference to our Form 10-K filed March 8, 2013.

(14)	This exhibit is incorporated by reference to our Form 8-K filed February 25, 2013.

(15)	This exhibit is incorporated by reference to our Form 8-K filed July 7, 2014.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Investment in subsidiaries	$345,399	$337,009
Investments:
Fixed maturities available-for-sale, at fair value (cost of $5,934 and $5,005, respectively)	5,816	4,863
Equity securities available-for-sale, at fair value (cost of $21 and $21, respectively)	116	257
Total investments	5,932	5,120
Receivable from subsidiary	11,278	8,516
Cash and cash equivalents	7,302	10,027
Property and equipment, net	2,734	3,167
Other assets	3,263	1,828
Total assets	$375,908	$365,667
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt	$12,000	$12,000
Other liabilities	1,819	1,383
Total liabilities	13,819	13,383
Shareholders’ equity:
Preferred shares – no par value Authorized – 10,000 shares Issued – 0 shares	—	—
Common shares - $0.01 par value Authorized – 50,000 shares Issued – 23,350 shares, including 3,557 and 3,689 shares, respectively, in treasury	234	234
Additional paid-in capital	59,386	56,481
Retained earnings	283,031	281,518
Accumulated other comprehensive income	24,483	19,281
Treasury shares	(5,045)	(5,230)
Total shareholders’ equity	362,089	352,284
Total liabilities and shareholders’ equity	$375,908	$365,667

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Fees from subsidiaries	$23,294	$20,919	$21,817
Net investment income	12	24	7
Total revenues	23,306	20,943	21,824
Expenses:
General and administrative expenses	26,710	22,311	23,007
Interest expense	185	195	279
Total expenses	26,895	22,506	23,286
Loss before income taxes and equity in undistributed income of subsidiaries	(3,589)	(1,563)	(1,462)
Income tax benefit	(1,256)	(547)	(512)
Loss before equity in undistributed income of subsidiaries	(2,333)	(1,016)	(950)
Equity in undistributed income of subsidiaries, net of tax	13,359	18,589	35,244
Net income	$11,026	$17,573	$34,294

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net income	$11,026	$17,573	$34,294
Adjustments to reconcile net income to net cash used in operating activities	(15,097)	(18,607)	(36,277)
Net cash used in operating activities	(4,071)	(1,034)	(1,983)
Investing activities
Distributions from subsidiaries	10,000	10,000	60,000
Purchases of investments	(2,934)	(10,767)	—
Proceeds from sale or maturities of investments	2,001	6,750	—
Purchase of property and equipment	(673)	(1,279)	(1,400)
Net cash provided by investing activities	8,394	4,704	58,600
Financing activities
Additional long-term debt borrowings	—	—	28,500
Repayment of long-term debt	—	—	(38,500)
Net tax effect from exercise/vesting of stock-based compensation	51	25	67
Issuance of common shares from treasury	2,414	1,127	3,027
Cash dividends paid on common shares	(9,513)	(8,673)	(47,079)
Net cash used in financing activities	(7,048)	(7,521)	(53,985)
Net (decrease) increase in cash and cash equivalents	(2,725)	(3,851)	2,632
Cash and cash equivalents at beginning of year	10,027	13,878	11,246
Cash and cash equivalents at end of year	$7,302	$10,027	$13,878

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

 SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and LAE	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(In thousands)
Year ended December 31, 2014	$22,654	$883,078	$311,255	$557,267	$35,517	$466,998	$84,954	$9,476	$575,574
Year ended December 31, 2013	23,025	803,782	283,582	525,710	33,377	429,556	82,240	9,953	537,604
Year ended December 31, 2012	25,246	775,305	266,126	458,049	34,927	341,008	79,351	10,566	492,215

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged/(Credited) to Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2014
Premiums in course of collection	$3,225	$(400)	$—	$198	$2,627
Year ended December 31, 2013
Premiums in course of collection	2,809	443	—	27	3,225
Year ended December 31, 2012
Premiums in course of collection	2,662	275	—	128	2,809

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	President and Chief Executive Officer
Signed: March 6, 2015
Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ DAVID W. MICHELSON	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
David W. Michelson

/s/ JULIE A. MCGRAW	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
Julie A. McGraw

/s/ JOSEPH E. (JEFF) CONSOLINO*	Chairman of the Board	March 6, 2015
Joseph E. Consolino

/s/ RONALD J. BRICHLER*	Director	March 6, 2015
Ronald J. Brichler

/s/ PATRICK J. DENZER*	Director	March 6, 2015
Patrick J. Denzer

/s/ GARY J. GRUBER*	Director	March 6, 2015
Gary J. Gruber

/s/ KEITH A. JENSEN*	Director	March 6, 2015
Keith A. Jensen

/s/ DONALD D. LARSON*	Director	March 6, 2015
Donald D. Larson

/s/ DONALD W. SCHWEGMAN*	Director	March 6, 2015
Donald W. Schwegman

/s/ ALAN R. SPACHMAN*	Director	March 6, 2015
Alan R. Spachman

/s/ MICHAEL A. SPACHMAN*	Director	March 6, 2015
Michael A. Spachman

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact