Form 10-Q
period 2015-03-31
National Interstate CORP
filed 2015-05-01
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of April 30, 2015 was 19,839,228.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $973,296 and $945,956, respectively)	$1,006,288	$974,746
Equity securities available-for-sale, at fair value (amortized cost – $79,565 and $76,352, respectively)	88,701	85,228
Other invested assets	47,055	46,786
Total investments	1,142,044	1,106,760
Cash and cash equivalents	64,526	53,583
Accrued investment income	8,441	8,724
Premiums receivable, net of allowance for doubtful accounts of $2,558 and $2,627, respectively	259,915	271,336
Reinsurance recoverable on paid and unpaid losses	190,089	180,332
Prepaid reinsurance premiums	49,673	47,013
Deferred policy acquisition costs	22,456	22,654
Deferred federal income taxes	20,723	23,150
Property and equipment, net	24,425	24,538
Funds held by reinsurer	3,027	4,335
Intangible assets, net	7,721	7,791
Prepaid expenses and other assets	3,561	4,517
Total assets	$1,796,601	$1,754,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$907,812	$883,078
Unearned premiums and service fees	300,125	311,255
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	103,944	101,799
Reinsurance balances payable	34,948	31,069
Accounts payable and other liabilities	49,014	33,402
Commissions payable	14,375	15,392
Assessments and fees payable	4,340	4,649
Total liabilities	1,426,558	1,392,644
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,512 and 3,557 shares, respectively, in treasury	234	234
Additional paid-in capital	59,857	59,386
Retained earnings	287,552	283,031
Accumulated other comprehensive income	27,383	24,483
Treasury shares	(4,983)	(5,045)
Total shareholders’ equity	370,043	362,089
Total liabilities and shareholders’ equity	$1,796,601	$1,754,733
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Premiums earned	$137,823	$133,503
Net investment income	9,656	8,702
Net realized gains on investments (*)	1,069	2,605
Other	830	760
Total revenues	149,378	145,570
Expenses:
Losses and loss adjustment expenses	108,781	102,580
Commissions and other underwriting expenses	22,983	22,538
Other operating and general expenses	6,243	5,460
Transaction expenses	—	2,010
Expense on amounts withheld	1,501	1,555
Interest expense	47	74
Total expenses	139,555	134,217
Income before income taxes	9,823	11,353
Provision for income taxes	2,714	3,298
Net income	$7,109	$8,055
Net income per share – basic	$0.36	$0.41
Net income per share – diluted	$0.36	$0.41
Weighted average of common shares outstanding – basic	19,834	19,693
Weighted average of common shares outstanding – diluted	19,881	19,771
Cash dividends per common share	$0.13	$0.12
(*) Consists of the following:
Net realized gains before impairment losses	$1,084	$2,839
Total losses on securities with impairment charges	—	(45)
Non-credit portion recognized in other comprehensive income	(15)	(189)
Net impairment charges recognized in earnings	(15)	(234)
Net realized gains on investments	$1,069	$2,605
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$7,109	$8,055
Other comprehensive income, before tax:
Net unrealized holding gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	5,025	9,608
Reclassification adjustment for net realized gains included in net income	(563)	(609)
Total other comprehensive income, before tax	4,462	8,999
Deferred income tax expense on other comprehensive income	1,562	3,149
Other comprehensive income, net of tax	2,900	5,850
Total comprehensive income	$10,009	$13,905
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			7,109			7,109
Other comprehensive income, net of tax				2,900		2,900
Dividends on common stock			(2,588)			(2,588)
Issuance of 44,371 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		298			62	360
Net tax effect from exercise/vesting of stock compensation		(39)				(39)
Stock-based compensation expense		212				212
Balance at March 31, 2015	$234	$59,857	$287,552	$27,383	$(4,983)	$370,043

Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net income			8,055			8,055
Other comprehensive income, net of tax				5,850		5,850
Dividends on common stock			(2,370)			(2,370)
Issuance of 94,287 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,663			131	1,794
Net tax effect from exercise/vesting of stock compensation		(21)				(21)
Stock-based compensation expense		229				229
Balance at March 31, 2014	$234	$58,352	$287,203	$25,131	$(5,099)	$365,821
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$7,109	$8,055
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	699	1,143
Provision for depreciation and amortization	1,392	968
Net realized gains on investment securities	(1,069)	(2,605)
Deferred federal income taxes	865	1,394
Stock-based compensation expense	212	229
Decrease (increase) in deferred policy acquisition costs, net	198	(1,223)
Increase in reserves for losses and loss adjustment expenses	24,734	11,010
Decrease in premiums receivable	11,421	1,202
(Decrease) increase in unearned premiums and service fees	(11,130)	6,540
Decrease in interest receivable and other assets	2,547	1,058
Increase in prepaid reinsurance premiums	(2,660)	(6,628)
Decrease in accounts payable, commissions and other liabilities and assessments and fees payable	(65)	(5,560)
Increase in amounts withheld or retained for accounts of others	2,145	4,423
(Increase) decrease in reinsurance recoverable	(9,757)	2,243
Increase in reinsurance balances payable	3,879	3,020
Other	(13)	9
Net cash provided by operating activities	30,507	25,278
Investing activities
Purchases of fixed maturities	(59,048)	(34,016)
Purchases of equity securities	(4,371)	(8,140)
Proceeds from sale of fixed maturities	2,925	7,794
Proceeds from sale of equity securities	1,857	1,369
Proceeds from maturities and redemptions of investments	42,411	24,229
Change in other invested assets, net	125	(614)
Capital expenditures	(1,196)	(1,270)
Net cash used in investing activities	(17,297)	(10,648)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	(39)	(21)
Proceeds from the issuance of common shares from treasury	360	1,794
Cash dividends paid on common shares	(2,588)	(2,370)
Net cash used in financing activities	(2,267)	(597)
Net increase in cash and cash equivalents	10,943	14,033
Cash and cash equivalents at beginning of period	53,583	35,684
Cash and cash equivalents at end of period	$64,526	$49,717
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
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Hudson Indemnity, Ltd. (“HIL”), Triumphe Casualty Company (“TCC”), Hudson Management Group, Ltd., Vanliner Reinsurance Limited, National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC. Significant intercompany transactions have been eliminated.
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The FASB issued ASU 2015-02 to simplify consolidation accounting by reducing the number of consolidation models and to provide more useful information to stakeholders. The ASU affects reporting entities that are required to evaluate whether they should consolidate certain entities. The main provisions affect limited partnerships and similar legal entities as variable interest entities or voting interest entities; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The updated guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.

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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $158.9 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$3,540	$130,802	$—	$134,342
State and local government obligations	—	329,419	2,923	332,342
Residential mortgage-backed securities	—	187,127	—	187,127
Commercial mortgage-backed securities	—	16,407	—	16,407
Corporate obligations	—	196,451	7,150	203,601
Other debt obligations	—	125,666	2,462	128,128
Redeemable preferred stocks	3,844	—	497	4,341
Total fixed maturities	7,384	985,872	13,032	1,006,288
Equity securities:
Common stocks	61,817	—	2,839	64,656
Nonredeemable preferred stocks	19,001	5,044	—	24,045
Total equity securities	80,818	5,044	2,839	88,701
Total fixed maturities and equity securities	88,202	990,916	15,871	1,094,989
Cash and cash equivalents	64,526	—	—	64,526
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$152,728	$990,916	$15,871	$1,159,515

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

The previous tables exclude other invested assets of $47.1 million and $46.8 million at March 31, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three months ended March 31, 2015, the Company transferred two nonredeemable preferred stocks, with an aggregate value of $0.5 million , from Level 2 to Level 1 due to increases in trading activity.
During the three months ended March 31, 2014, the Company transferred five nonredeemable preferred stocks, with an aggregate value of $4.9 million, from Level 1 to Level 2 due to decreases in trading activity.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015 and 2014. The transfers out of Level 3 during the three months ended March 31, 2015 were due to increases in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended March 31, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains or (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	36	138	(6)	2	(183)
Purchases and issuances	—	—	1,000	—	—
Sales, settlements and redemptions	—	(88)	(2,527)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	(966)
Ending balance at March 31, 2015	$2,923	$7,150	$2,462	$497	$2,839
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Three Months Ended March 31, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	—	—	—	—
Included in other comprehensive income	1	57	2	1	50	—
Purchases and issuances	—	—	—	—	1,500	—
Sales, settlements and redemptions	—	(50)	(35)	—	—	(583)
Transfers in and/or (out) of Level 3	—	—	—	—	—	—
Ending balance at March 31, 2014	$860	$4,976	$3,278	$488	$3,050	$—
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—
At March 31, 2015, the Company had 15 securities with a fair value of $15.9 million that are included in Level 3, which represented 1.4% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 4.3% of the Company’s shareholders’ equity at March 31, 2015, any change in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$130,310	$4,044	$(12)	$134,342
State and local government obligations	319,979	12,769	(406)	332,342
Residential mortgage-backed securities	179,694	8,054	(621)	187,127
Commercial mortgage-backed securities	15,413	1,002	(8)	16,407
Corporate obligations	196,421	8,694	(1,514)	203,601
Other debt obligations	127,311	947	(130)	128,128
Redeemable preferred stocks	4,168	176	(3)	4,341
Total fixed maturities	973,296	35,686	(2,694)	1,006,288
Equity securities:
Common stocks	56,877	9,650	(1,871)	64,656
Nonredeemable preferred stocks	22,688	1,470	(113)	24,045
Total equity securities	79,565	11,120	(1,984)	88,701
Total fixed maturities and equity securities	$1,052,861	$46,806	$(4,678)	$1,094,989
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$110,254	$3,206	$(14)	$113,446
State and local government obligations	329,725	12,193	(337)	341,581
Residential mortgage-backed securities	185,346	8,435	(1,226)	192,555
Commercial mortgage-backed securities	16,050	953	(5)	16,998
Corporate obligations	193,702	6,965	(1,253)	199,414
Other debt obligations	106,711	278	(540)	106,449
Redeemable preferred stocks	4,168	140	(5)	4,303
Total fixed maturities	945,956	32,170	(3,380)	974,746
Equity securities:
Common stocks	54,663	9,643	(1,479)	62,827
Nonredeemable preferred stocks	21,689	963	(251)	22,401
Total equity securities	76,352	10,606	(1,730)	85,228
Total fixed maturities and equity securities	$1,022,308	$42,776	$(5,110)	$1,059,974
The table above excludes other invested assets of $47.1 million and $46.8 million at March 31, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 33.0% of the Company’s fixed maturity portfolio at March 31, 2015, with approximately $285.2 million, or 85.8%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade (as determined by nationally recognized agencies) at March 31, 2015. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2015.

The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both March 31, 2015 and December 31, 2014.
The amortized cost and fair value of fixed maturities at March 31, 2015, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.9 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$27,856	$28,251
Due after one year through five years	304,376	313,734
Due after five years through ten years	357,867	368,794
Due after ten years	88,090	91,975
	778,189	802,754
Mortgage-backed securities	195,107	203,534
Total	$973,296	$1,006,288
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Fixed maturity gains	$82	$476
Fixed maturity losses	(23)	(189)
Equity security gains	709	515
Equity security losses	(93)	(46)
Other invested assets, net gains	394	1,849
Net realized gains on investments	$1,069	$2,605
Pre-tax net realized gains on investments of $1.1 million for the three months ended March 31, 2015 were generated from net realized gains associated with the sales or redemptions of securities of $0.7 million and net realized gains associated with other invested assets of $0.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Pre-tax net realized gains on investments of $2.6 million for the three months ended March 31, 2014 were generated from net realized gains associated with other invested assets of $1.8 million and net realized gains associated with sales or redemptions of securities of $1.0 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Offsetting these gains for the three months ended March 31, 2014, were other-than-temporary impairment charges of $0.2 million related to three mortgage-backed securities for which previous impairment charges had been recorded.

Realized gains (losses) and changes in unrealized appreciation related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three months ended March 31, 2015:
Realized before impairments	$74	$616	$394	$(379)	$705
Realized - impairments	(15)	—	—	5	(10)
Change in unrealized	4,202	260	—	(1,562)	2,900
Three months ended March 31, 2014:
Realized before impairments	$476	$514	$1,849	$(994)	$1,845
Realized - impairments	(189)	(45)	—	82	(152)
Change in unrealized	7,384	1,615	—	(3,149)	5,850

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
March 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$5,748	$(12)	99.8%	4	$—	$—	0.0%	—
State and local government obligations	16,817	(264)	98.5%	13	1,777	(142)	92.6%	3
Residential mortgage-backed securities	11,374	(101)	99.1%	14	31,832	(520)	98.4%	28
Commercial mortgage-backed securities	771	(8)	99.0%	1	—	—	0.0%	—
Corporate obligations	13,972	(1,449)	90.6%	23	1,921	(65)	96.7%	2
Other debt obligations	25,809	(66)	99.7%	25	8,437	(64)	99.2%	9
Redeemable preferred stocks	—	—	0.0%	—	497	(3)	99.4%	1
Total fixed maturities	74,491	(1,900)	97.5%	80	44,464	(794)	98.2%	43
Equity securities:
Common stocks	13,775	(1,871)	88.0%	21	—	—	0.0%	—
Nonredeemable preferred stocks	1,944	(57)	97.2%	6	1,944	(56)	97.2%	3
Total equity securities	15,719	(1,928)	89.1%	27	1,944	(56)	97.2%	3
Total fixed maturities and equity securities	$90,210	$(3,828)	95.9%	107	$46,408	$(850)	98.2%	46
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$11,750	$(13)	99.9%	7	$49	$(1)	98.0%	1
State and local government obligations	18,100	(166)	99.1%	14	6,110	(171)	97.3%	6
Residential mortgage-backed securities	19,344	(140)	99.3%	19	38,163	(1,086)	97.2%	34
Commercial mortgage-backed securities	848	(4)	99.5%	1	776	(1)	99.9%	1
Corporate obligations	21,230	(974)	95.6%	33	10,874	(279)	97.5%	7
Other debt obligations	50,733	(273)	99.5%	54	13,291	(267)	98.0%	13
Redeemable preferred stocks	—	—	0.0%	—	495	(5)	99.0%	1
Total fixed maturities	122,005	(1,570)	98.7%	128	69,758	(1,810)	97.5%	63
Equity securities:
Common stocks	13,379	(1,479)	90.0%	19	—	—	0.0%	—
Nonredeemable preferred stocks	4,921	(58)	98.8%	9	2,807	(193)	93.6%	3
Total equity securities	18,300	(1,537)	92.3%	28	2,807	(193)	93.6%	3
Total fixed maturities and equity securities	$140,305	$(3,107)	97.8%	156	$72,565	$(2,003)	97.3%	66

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $5.1 million at December 31, 2014 to $4.7 million at March 31, 2015. The gross unrealized losses on fixed maturity securities at March 31, 2015 were $2.7 million and primarily consist of corporate obligations and to a lesser extent, state and local government obligations and residential mortgage-backed securities. Investment grade securities represent 81.3% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities consist of $1.9 million of common stocks that have been in an unrealized loss position for less than 12 months as well as $0.1 million of investment grade nonredeemable preferred stocks, all of which are considered to be temporary.
At March 31, 2015, corporate obligations, with gross unrealized losses of $1.5 million, had 23 securities that were in an unrealized loss position of $1.4 million for less than 12 months. State and local government obligations, with gross unrealized losses of $0.4 million, had 13 securities that were in an unrealized loss position of $0.3 million for less than 12 months and 3 securities with gross unrealized losses of $0.1 million for 12 months or more. Investment grade securities represented 95.3% of all state and local government obligations with unrealized losses.
At March 31, 2015, residential mortgage-backed securities, with gross unrealized losses of $0.6 million, had 14 securities that were in an unrealized loss position of $0.1 million for less than 12 months and 28 securities with gross unrealized losses of $0.5 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the first quarter of 2015 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance at January 1	$2,368	$2,183
Additional credit impairments on previously impaired securities	15	189
Reductions - disposals	(8)	(7)
Ending balance at March 31	$2,375	$2,365

5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 27.6% for the three months ended March 31, 2015 and 29.1% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015, is lower than the 35% statutory rate primarily due to the effect of tax-exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$17,509	$18,442
Unpaid losses and loss adjustment expenses	19,977	19,609
Assessments and fees payable	1,400	1,491
Realized losses on investments, primarily impairments	4,094	4,138
Accrued compensation	1,967	1,897
Other, net	2,349	2,548
Total deferred tax assets	47,296	48,125
Deferred tax liabilities:
Deferred policy acquisition costs	(7,859)	(7,929)
Unrealized gains on investments	(14,745)	(13,183)
Intangible assets	(2,702)	(2,727)
Limited partnership investments	(355)	(236)
Other, net	(912)	(900)
Total deferred tax liabilities	(26,573)	(24,975)
Net deferred tax assets	$20,723	$23,150
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At March 31, 2015, there were options for 247,353 shares outstanding and 809,950 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended March 31, 2015 and 2014, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$7,109	$8,055
Weighted average shares outstanding during period	19,834	19,693
Additional shares issuable under employee common stock option plans using treasury stock method	47	78
Weighted average shares outstanding assuming exercise of stock options	19,881	19,771
Net income per share:
Basic	$0.36	$0.41
Diluted	$0.36	$0.41
For the three months ended March 31, 2015 and 2014, there were 105,975 and 118,885, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.

8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2015, Great American owned 51.2% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. Historically the Company also ceded premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 1, 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2015 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Assumed premiums written	$107	$191
Assumed premiums earned	135	368
Assumed losses and loss adjustment expense incurred	54	20
Ceded premiums written	—	19
Ceded premiums earned	14	14
Ceded losses and loss adjustment expense recoveries	100	157

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Payable to Great American as of period end	$27	$57
During 2014, Minnesota, Virginia, and Washington recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.

The Company is not substantially dependent on any individual reinsurance agreements, including the expired reinsurance agreements with Great American. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 58% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.2 million for both the three months ended March 31, 2015 and 2014.
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

9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Direct premiums written	$151,302	$161,074
Reinsurance assumed	3,236	2,493
Reinsurance ceded	(30,441)	(30,151)
Net premiums written	$124,097	$133,416
Direct premiums earned	$162,489	$154,355
Reinsurance assumed	3,113	2,671
Reinsurance ceded	(27,779)	(23,523)
Premiums earned	$137,823	$133,503

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2015 and 2014 were $14.3 million and $9.8 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below "A-", the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2015 and December 31, 2014, the liability for such assessments was $4.3 million and $4.6 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the "Other invested assets" line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $10.6 million. These limited partnership contractual agreements have expiration dates between one and three years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$74,002	$71,421
Transportation	48,252	45,529
Specialty Personal Lines	7,550	9,873
Hawaii and Alaska	4,648	4,094
Other	3,371	2,586
Total premiums earned	137,823	133,503
Net investment income	9,656	8,702
Net realized gains on investments	1,069	2,605
Other	830	760
Total revenues	$149,378	$145,570

12. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
The following table presents the changes in the Company's AOCI:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$24,483	$19,281
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	3,266	6,246
Reclassification adjustment for net realized gains included in net income, net of tax	(366)	(396)
Other comprehensive income, net of tax	2,900	5,850
Ending balance	$27,383	$25,131

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three months ended March 31, 2015 and 2014, categorized by the respective affected line items in the Consolidated Statements of Income:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Increase to net realized gains on investments	$563	$609
Increase to income before income taxes	563	609
Increase to provision for income taxes	197	213
Increase to net income	$366	$396

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 39 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our six active agency and service subsidiaries.

As of March 31, 2015, Great American Insurance Company (“Great American”) owned 51.2% of our outstanding common shares.
Results of Operations
Overview
Through the operations of our subsidiaries, we are engaged in property and casualty insurance operations. We focus on niche insurance markets where we offer specialized insurance products, services and programs designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result.
We derive our revenues primarily from premiums generated by our insurance policies and income from our investment portfolio. Our expenses consist primarily of losses and loss adjustment expenses (“LAE”), commissions and other underwriting expenses and other operating and general expenses.
During 2014 we incurred transaction expenses related to the February 5, 2014 Great American unsolicited tender offer to acquire all of our remaining outstanding common shares not already owned by Great American. Transaction expenses primarily consisted of financial advisory and legal services incurred in connection with the tender offer and related litigation. Great American withdrew the tender offer on March 16, 2014.
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

	Three Months Ended March 31,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$6,414	$0.33	$7,669	$0.39
After-tax net realized gains from investments	695	0.03	1,693	0.09
After-tax impact from transaction expenses	—	—	(1,307)	(0.07)
Net income	$7,109	$0.36	$8,055	$0.41
We recorded net income for the three months ended March 31, 2015 of $7.1 million ($0.36 per share diluted), compared to net income of $8.1 million ($0.41 per share diluted) for the same period in 2014. Net income for the three months ended March 31, 2015 reflects an elevated loss and LAE ratio of 78.9% compared to 76.8% for the same period in 2014, and lower after-tax realized gains from investments. Such decreases to net income were partially offset by an increase in net investment income due to increased investment balances and our ability to invest in securities with average yields that are comparable to maturing securities. Net income for the first three months of 2014 was adversely impacted by after-tax transaction expenses related to the Great American tender offer.
Our net income from operations for the three months ended March 31, 2015 was $6.4 million ($0.33 per share diluted) compared to $7.7 million ($0.39 per share diluted) for the same period in 2014. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$91,193	59.0%	$97,861	59.8%
Transportation	46,519	30.1%	49,757	30.4%
Specialty Personal Lines	9,220	6.0%	9,168	5.6%
Hawaii and Alaska	4,095	2.6%	4,208	2.6%
Other	3,511	2.3%	2,573	1.6%
Gross premiums written	$154,538	100.0%	$163,567	100.0%
Three months ended March 31, 2015 compared to March 31, 2014. During the first three months of 2015, our gross premiums written decreased $9.0 million, or 5.5%, compared to the same period in 2014. The decrease in gross premiums written over the prior period is primarily due to rate actions taken and the non-renewing of unprofitable business on several trucking related accounts, as well as changes to the timing of available renewal premium for several insureds. This decline in renewals was partially offset by average rate increases on renewed business of approximately 6% in the current period, as well as new business written. Gross premiums written in our ART component decreased $6.7 million, or 6.8%, during the first three months of 2015 compared to the same period in 2014, due to lower renewals resulting from rate actions taken on several large accounts within our group captive and national account ART products. Additionally, several large group ART insureds changed programs during the first quarter of 2014, resulting in a portion of this business renewing in the fourth quarter of 2014, instead of the first quarter of 2015. Partially offsetting these decreases was new business written in certain of our group ART programs as well as adding a new insured to our national account ART product. Gross premiums written in our transportation component decreased $3.2 million, or 6.5%, due to lower renewals from rate actions taken on several underperforming accounts within our trucking related products. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.9 million, or 36.5%, compared to the same period in 2014.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the first quarter of 2015 and 2014, we recorded net premium assessments of $2.4 million and $2.6 million, respectively.

Premiums Earned
The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended March 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$74,002	$71,421	$2,581	3.6%
Transportation	48,252	45,529	2,723	6.0%
Specialty Personal Lines	7,550	9,873	(2,323)	(23.5)%
Hawaii and Alaska	4,648	4,094	554	13.5%
Other	3,371	2,586	785	30.4%
Total premiums earned	$137,823	$133,503	$4,320	3.2%
Three months ended March 31, 2015 compared to March 31, 2014. Our premiums earned increased $4.3 million, or 3.2%, to $137.8 million during the three months ended March 31, 2015 compared to $133.5 million for the same period in 2014. The increase in premiums earned was primarily attributable to our transportation and ART components, which grew $2.7 million, or 6.0%, and $2.6 million, or 3.6%, over 2014, respectively, and was partially offset by decreases in our specialty personal lines component. The growth within our transportation component has primarily been concentrated in new business initiatives including our traditional waste operations, ambulance, energy, and crane and heavy haul insurance products, as well as new business written in our home delivery insurance product. Our ART component growth is primarily associated with our existing ART programs, which have experienced rate and exposures increases on renewed business as well as the addition of new customers. The decrease in our specialty personal lines component of $2.3 million, 23.5%, reflects our decision to stop selling our commercial vehicle product in late 2013.

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
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 6% overall in the current year, with several of our products having double digit increases. We apply the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Gross premiums written	$154,538	$163,567
Ceded reinsurance	(30,441)	(30,151)
Net premiums written	124,097	133,416
Change in unearned premiums, net of ceded	13,726	87
Total premiums earned	$137,823	$133,503
Combined ratios:
Loss and LAE ratio (1)	78.9%	76.8%
Underwriting expense ratio (2)	20.6%	20.4%
Combined ratio	99.5%	97.2%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended March 31, 2015 compared to March 31, 2014. Our loss and LAE ratio for the three months ended March 31, 2015 increased 2.1 percentage points to 78.9% compared to 76.8% during the same period in 2014. This increase over the prior period is primarily attributable to unfavorable development on prior years' loss reserves. For the three months ended March 31, 2015, we had unfavorable development from prior years’ loss reserves of $4.6 million, or 3.3 combined ratio points, compared to unfavorable development of $1.8 million, or 1.4 combined ratio points, for the first three months of 2014. The increase in development was concentrated in our commercial auto liability line of business and is primarily attributable to products we no longer offer or customers which we no longer insure as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. For ongoing programs we experienced modest favorable development on prior years' loss reserves which was concentrated in our workers' compensation line of business. Excluding development from prior year claims, the loss and LAE ratio for the first three months of 2015 and 2014 was comparable at 75.6% and 75.4%, respectively, with both periods reflective of achieving rate increases on renewed business and pricing away or non-renewing unprofitable business.
Considering our results and industry trends, we continue to closely monitor the commercial auto liability line of business with enhanced focus on re-underwriting to improve performance, including our pricing and risk selection on new and renewal business. As in the past two years, we are maintaining and applying our pricing disciplines and continue to seek rate increases on our renewal business and have taken rate actions on or non-renewed underperforming business. We also continue to proactively enhance our process and related procedures surrounding reserving in response to both our own financial trends and those of the industry.
The underwriting expense ratio for the three months ended March 31, 2015 of 20.6% was relatively flat compared to 20.4% for the same period in 2014 as we continue to effectively manage our operating costs over increased premiums earned.

Net Investment Income
Three months ended March 31, 2015 compared to March 31, 2014. Net investment income increased $1.0 million, or 11.0%, to $9.7 million in the first quarter of 2015 compared to $8.7 million for the first quarter of 2014. The increase in net investment income is due primarily to higher average invested assets and our ability to invest in new securities with average yields that are comparable to maturing securities.

Net Realized Gains on Investments
Three months ended March 31, 2015 compared to March 31, 2014. Pre-tax net realized gains on investments were $1.1 million for the first quarter of 2015 compared to $2.6 million for the first quarter of 2014. The pre-tax net realized gains for the three months ended March 31, 2015 were generated primarily from the sales or redemptions of securities of $0.7 million, as well as net gains associated with other invested assets of $0.4 million. The pre-tax net realized gains for the three months ended March 31, 2014 were generated primarily from net realized gains associated with other invested assets totaling $1.8 million and sales or redemptions of securities, which produced gains of $1.0 million. Offsetting these gains for the three months ended March 31, 2014 were other-than-temporary impairment charges of $0.2 million on the three mortgage-backed securities for which previous impairment charges had been recorded.

Commissions and Other Underwriting Expenses
Three months ended March 31, 2015 compared to March 31, 2014. For the three months ended March 31, 2015 and 2014, commissions and other underwriting expenses were relatively flat at $23.0 million and $22.5 million, or 16.7% and 16.9% as a percentage of premiums earned. As a percentage of premiums earned, such expenses have decreased in recent periods due primarily to changes in our mix of business written, resulting in a lower net commissions expense structure of our insurance products.

Other Operating and General Expenses
Three months ended March 31, 2015 compared to March 31, 2014. For the three months ended March 31, 2015 and 2014, other operating and general expenses were $6.2 million and $5.5 million, respectively. The increase in these expenses are primarily attributable to an increase in resources committed to information technology, systems and personnel to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 4.5% and 4.1% for the three months ended March 31, 2015 and 2014, respectively.

Transaction Expenses
Three months ended March 31, 2015 compared to March 31, 2014. During the quarter ended March 31, 2014, we incurred $2.0 million in transaction expenses related to the Great American tender offer. Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses is $0.6 million related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the expenses he incurred personally in connection with the tender offer.

Income Taxes
Three months ended March 31, 2015 compared to March 31, 2014. The effective tax rate for the three months ended March 31, 2015 was 27.6%, decreasing 1.5 percentage points from a rate of 29.1% for the same period in 2014. The decrease in our effective tax rate can be attributed to the $1.5 million decrease in overall income before taxes while tax-exempt income remained stable.

Financial Condition
Investments
At March 31, 2015, our investment portfolio contained $1.0 billion in fixed maturity securities and $88.7 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $47.1 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At March 31, 2015, we had pre-tax net unrealized gains of $33.0 million on fixed maturities and $9.1 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
At March 31, 2015, 89.5% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at March 31, 2015 were $332.3 million of state and local government obligations, which represented approximately 33.0% of our fixed maturity portfolio, with approximately $285.2 million, or 85.8%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade at March 31, 2015. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2015. Summary information for securities with unrealized gains or losses at March 31, 2015 is shown in the following table. Approximately $16.4 million of fixed maturities had no unrealized gains or losses at March 31, 2015.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$870,905	$118,955
Amortized cost of securities	835,219	121,649
Gross unrealized gain or (loss)	$35,686	$(2,694)
Fair value as a % of amortized cost	104.3%	97.8%
Number of security positions held	789	123
Number individually exceeding $50,000 gain or (loss)	211	12
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$4,044	$(12)
State, municipalities and political subdivisions	12,769	(406)
Residential mortgage-backed securities	8,054	(621)
Commercial mortgage-backed securities	1,002	(8)
Other debt obligations	947	(130)
Financial institutions, insurance and real estate	2,813	(389)
Industrial and other	6,057	(1,128)
Percent rated investment grade (a)	90.5%	81.3%
Equity Securities:
Fair value of securities	$71,038	$17,663
Cost of securities	59,918	19,647
Gross unrealized gain or (loss)	$11,120	$(1,984)
Fair value as a % of cost	118.6%	89.9%
Number individually exceeding $50,000 gain or (loss)	64	13

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at March 31, 2015, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	2.9%	2.9%
After one year through five years	32.1%	23.4%
After five years through ten years	36.8%	31.7%
After ten years	9.9%	5.0%
	81.7%	63.0%
Mortgage-backed securities	18.3%	37.0%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At March 31, 2015
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (77 issues)	$125,267	$5,981	105.0%
One year or longer (134 issues)	263,487	20,195	108.3%
$50,000 or less (578 issues)	482,151	9,510	102.0%
	$870,905	$35,686
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (9 issues)	$7,016	$(1,376)	83.6%
One year or longer (3 issues)	1,663	(248)	87.0%
$50,000 or less (111 issues)	110,276	(1,070)	99.0%
	$118,955	$(2,694)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (32 issues)	$19,940	$2,932	117.2%
One year or longer (32 issues)	22,331	7,020	145.8%
$50,000 or less (59 issues)	28,767	1,168	104.2%
	$71,038	$11,120
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (12 issues)	$10,207	$(1,742)	85.4%
One year or longer (1 issue)	949	(51)	94.9%
$50,000 or less (17 issues)	6,507	(191)	97.1%
	$17,663	$(1,984)

Included in the equity securities with unrealized losses one year or longer exceeding $50,000 line item is one investment grade nonredeemable preferred stock.
When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective, as well as, objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$30,507	$25,278
Net cash used in investing activities	(17,297)	(10,648)
Net cash used in financing activities	(2,267)	(597)
Net increase in cash and cash equivalents	$10,943	$14,033
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first three months of 2015, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $10.9 million from $53.6 million at December 31, 2014 to $64.5 million at March 31, 2015. We generated comparable net cash from operations of $30.5 million for the three months ended March 31, 2015, compared to $25.3 million during the same period in 2014, which is reflected in the various line items within this section of our Consolidated Statements of Cash Flows.
Net cash used in investing activities was $17.3 million and $10.6 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in investing activities primarily resulted from securities purchases exceeding sales, maturities and redemptions. Purchases of and proceeds from the redemption of fixed maturity securities were $59.0 million and $42.4 million, respectively, for the period ending March 31, 2015, compared to $34.0 million and $24.2 million, respectively, for the same period last year. The increase in purchases of fixed maturities securities were concentrated in U.S. government agency bonds and other debt obligations. The increase in proceeds of fixed maturity securities was due primarily to redemptions of callable U.S. government agency bonds and state and local government obligations.
Net cash used in financing activities was $2.3 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at March 31, 2015, we would pay interest at a LIBOR rate plus 0.875%. At March 31, 2015, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.323% at March 31, 2015) plus 0.875%, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2015, we were in compliance with all covenants.

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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas whereby the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At March 31, 2015 and December 31, 2014, we had $907.8 million and $883.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of March 31, 2015 and December 31, 2014 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2015 and December 31, 2014.
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

Under other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income (loss)). The credit related portion of an other-than-temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 - "Investments."

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. There were no material other-than-temporary charges during the three months ended March 31, 2015. During the three months ended March 31, 2014, we recorded other-than-temporary impairment charges of $0.2 million in earnings primarily related to three mortgage-backed securities for which previous impairment charges had been recorded. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first three months of 2015, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2015, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2014, Note 15 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 10 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.

ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	May 1, 2015	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	May 1, 2015	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)