Form 10-Q
period 2015-06-30
National Interstate CORP
filed 2015-08-05
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of August 3, 2015 was 19,840,650.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $992,307 and $945,956, respectively)	$1,016,358	$974,746
Equity securities available-for-sale, at fair value (amortized cost – $80,149 and $76,352, respectively)	88,048	85,228
Other invested assets	48,666	46,786
Total investments	1,153,072	1,106,760
Cash and cash equivalents	80,239	53,583
Accrued investment income	8,863	8,724
Premiums receivable, net of allowance for doubtful accounts of $2,289 and $2,627, respectively	282,613	271,336
Reinsurance recoverable on paid and unpaid losses	199,704	180,332
Prepaid reinsurance premiums	56,636	47,013
Deferred policy acquisition costs	25,843	22,654
Deferred federal income taxes	23,278	23,150
Property and equipment, net	23,714	24,538
Funds held by reinsurer	4,457	4,335
Intangible assets, net	7,650	7,791
Prepaid expenses and other assets	3,321	4,517
Total assets	$1,869,390	$1,754,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$947,252	$883,078
Unearned premiums and service fees	313,523	311,255
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	110,933	101,799
Reinsurance balances payable	43,419	31,069
Accounts payable and other liabilities	52,972	33,402
Commissions payable	16,944	15,392
Assessments and fees payable	4,598	4,649
Total liabilities	1,501,641	1,392,644
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,511 and 3,557 shares, respectively, in treasury	234	234
Additional paid-in capital	60,124	59,386
Retained earnings	291,605	283,031
Accumulated other comprehensive income	20,767	24,483
Treasury shares	(4,981)	(5,045)
Total shareholders’ equity	367,749	362,089
Total liabilities and shareholders’ equity	$1,869,390	$1,754,733
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$143,892	$139,139	$281,715	$272,642
Net investment income	9,828	8,783	19,484	17,485
Net realized gains on investments (*)	431	1,067	1,500	3,672
Other	886	786	1,716	1,546
Total revenues	155,037	149,775	304,415	295,345
Expenses:
Losses and loss adjustment expenses	113,543	133,585	222,324	236,165
Commissions and other underwriting expenses	23,364	23,886	46,347	46,424
Other operating and general expenses	6,874	5,425	13,117	10,885
Transaction expenses	—	153	—	2,163
Expense on amounts withheld	1,652	1,426	3,153	2,981
Interest expense	49	58	96	132
Total expenses	145,482	164,533	285,037	298,750
Income (loss) before income taxes	9,555	(14,758)	19,378	(3,405)
Provision (benefit) for income taxes	2,913	(4,015)	5,627	(717)
Net income (loss)	$6,642	$(10,743)	$13,751	$(2,688)
Net income (loss) per share – basic	$0.33	$(0.54)	$0.69	$(0.14)
Net income (loss) per share – diluted	$0.33	$(0.54)	$0.69	$(0.14)
Weighted average of common shares outstanding – basic	19,839	19,764	19,837	19,729
Weighted average of common shares outstanding – diluted	19,890	19,764	19,885	19,729
Cash dividends per common share	$0.13	$0.12	$0.26	$0.24
(*) Consists of the following:
Net realized gains before impairment losses	$1,790	$1,198	$2,874	$4,037
Total losses on securities with impairment charges	(1,359)	(90)	(1,359)	(135)
Non-credit portion recognized in other comprehensive income	—	(41)	(15)	(230)
Net impairment charges recognized in earnings	(1,359)	(131)	(1,374)	(365)
Net realized gains on investments	$431	$1,067	$1,500	$3,672
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$6,642	$(10,743)	$13,751	$(2,688)
Other comprehensive (loss) income, before tax:
Net unrealized holding gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period	(10,041)	7,986	(5,016)	17,594
Reclassification adjustment for net realized gains included in net income (loss)	(137)	(547)	(700)	(1,156)
Total other comprehensive (loss) income, before tax	(10,178)	7,439	(5,716)	16,438
Deferred income tax (benefit) expense on other comprehensive (loss) income	(3,562)	2,604	(2,000)	5,753
Other comprehensive (loss) income, net of tax	(6,616)	4,835	(3,716)	10,685
Total comprehensive income (loss)	$26	$(5,908)	$10,035	$7,997
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			13,751			13,751
Other comprehensive loss, net of tax				(3,716)		(3,716)
Dividends on common stock			(5,177)			(5,177)
Issuance of 45,784 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		338			64	402
Net tax effect from exercise/vesting of stock-based compensation		(39)				(39)
Stock-based compensation expense		439				439
Balance at June 30, 2015	$234	$60,124	$291,605	$20,767	$(4,981)	$367,749

Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net loss			(2,688)			(2,688)
Other comprehensive income, net of tax				10,685		10,685
Dividends on common stock			(4,750)			(4,750)
Issuance of 119,473 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,971			167	2,138
Net tax effect from exercise/vesting of stock-based compensation		37				37
Stock-based compensation expense		389				389
Balance at June 30, 2014	$234	$58,878	$274,080	$29,966	$(5,063)	$358,095
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$13,751	$(2,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,435	2,278
Provision for depreciation and amortization	2,765	2,097
Net realized gains on investment securities	(1,500)	(3,672)
Deferred federal income taxes	1,872	380
Stock-based compensation expense	439	389
Increase in deferred policy acquisition costs, net	(3,189)	(2,551)
Increase in reserves for losses and loss adjustment expenses	64,174	42,330
Increase in premiums receivable	(11,277)	(28,275)
Increase in unearned premiums and service fees	2,268	23,508
Decrease (increase) in interest receivable and other assets	935	(5,444)
Increase in prepaid reinsurance premiums	(9,623)	(19,245)
Increase in accounts payable, commissions and other liabilities and assessments and fees payable	7,433	3,036
Increase in amounts withheld or retained for accounts of others	9,134	7,456
(Increase) decrease in reinsurance recoverable	(19,372)	1,655
Increase in reinsurance balances payable	12,350	19,276
Other	678	31
Net cash provided by operating activities	72,273	40,561
Investing activities
Purchases of fixed maturities	(122,487)	(69,887)
Purchases of equity securities	(10,182)	(13,619)
Proceeds from sale of fixed maturities	8,353	13,529
Proceeds from sale of equity securities	3,959	3,244
Proceeds from maturities and redemptions of investments	82,507	60,945
Change in other investments, net	(475)	(614)
Capital expenditures	(2,478)	(2,024)
Net cash used in investing activities	(40,803)	(8,426)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	(39)	37
Issuance of common shares from treasury	402	2,138
Cash dividends paid on common shares	(5,177)	(4,750)
Net cash used in financing activities	(4,814)	(2,575)
Net increase in cash and cash equivalents	26,656	29,560
Cash and cash equivalents at beginning of period	53,583	35,684
Cash and cash equivalents at end of period	$80,239	$65,244
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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The FASB issued ASU 2015-02 to simplify consolidation accounting by reducing the number of consolidation models and to provide more useful information to stakeholders. The Update affects reporting entities that are required to evaluate whether they should consolidate certain entities. The main provisions affect limited partnerships and similar legal entities as variable interest entities or voting interest entities; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The updated guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 simplifies the presentation of debt issuance costs by requiring reporting entities to present such costs on the balance sheet as a deduction from the related debt liability, similar to the presentation of debt discounts. Amortization of the costs will continue to be reported as interest expense. The updated guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.
In May 2015, the FASB issued ASU No. 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The FASB issued ASU 2015-09 to enhance disclosure requirements for short-duration insurance contracts and to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. The ASU is also intended to improve comparability by requiring consistent disclosure information as well as provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of claims cash flows. The new disclosures will be effective for fiscal years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will incorporate the required disclosures upon adoption of this guidance. The adoption of this guidance is not expected to have a material effect on the Company’s results of operations or financial position.

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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. Included in Level 2 are $178.7 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,121	$146,340	$—	$150,461
State and local government obligations	—	317,959	2,919	320,878
Residential mortgage-backed securities	—	176,587	—	176,587
Commercial mortgage-backed securities	—	14,121	—	14,121
Corporate obligations	—	191,475	7,152	198,627
Other debt obligations	—	144,572	6,815	151,387
Redeemable preferred stocks	3,799	—	498	4,297
Total fixed maturities	7,920	991,054	17,384	1,016,358
Equity securities:
Common stocks	60,323	987	2,778	64,088
Nonredeemable preferred stocks	20,879	3,081	—	23,960
Total equity securities	81,202	4,068	2,778	88,048
Total fixed maturities and equity securities	89,122	995,122	20,162	1,104,406
Cash and cash equivalents	80,239	—	—	80,239
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$169,361	$995,122	$20,162	$1,184,645

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

The previous tables exclude other invested assets of $48.7 million and $46.8 million at June 30, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the six months ended June 30, 2015, the Company transferred three nonredeemable preferred stocks, totaling $1.5 million (including one in the second quarter totaling $1.0 million), from Level 2 to Level 1 due to increases in trading activity. Conversely, during the three and six months ended June 30, 2015, the Company transferred one common stock at $0.9 million and one nonredeemable preferred stock at $0.1 million, from Level 1 to Level 2 due to decreases in trading activity.
During the six months ended June 30, 2014, there were six nonredeemable preferred stocks, totaling $5.0 million (including one in the second quarter totaling $0.1 million) that transferred from Level 1 to Level 2 due to decreases in trading activity.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2015 and 2014. The transfers in and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended June 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at April 1, 2015	$2,923	$7,150	$2,462	$497	$2,839
Total gains or (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	(4)	41	3	1	217
Purchases and issuances	—	—	3,388	—	—
Sales, settlements and redemptions	—	(39)	(38)	—	—
Transfers in and/or (out) of Level 3	—	—	1,000	—	—
Ending balance at June 30, 2015	$2,919	$7,152	$6,815	$498	$2,778
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains or (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	32	179	(3)	3	34
Purchases and issuances	—	—	4,388	—	—
Sales, settlements and redemptions	—	(127)	(2,565)	—	—
Transfers in and/or (out) of Level 3	—	—	1,000	—	(966)
Ending balance at June 30, 2015	$2,919	$7,152	$6,815	$498	$2,778
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Three Months Ended June 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at April 1, 2014	$860	$4,976	$3,278	$488	$3,050
Total gains or (losses):
Included in earnings	—	—	24	—	—
Included in other comprehensive income	27	95	(16)	5	28
Purchases and issuances	—	1,000	—	—	766
Sales, settlements and redemptions	—	(52)	(776)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at June 30, 2014	$887	$6,019	$2,510	$493	$3,844
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains or (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	152	(14)	6	78	—
Purchases and issuances	—	1,000	—	—	2,266	—
Sales, settlements and redemptions	—	(102)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	—	—	—	—	—
Ending balance at June 30, 2014	$887	$6,019	$2,510	$493	$3,844	$—
The amount of total gains or (losses) for the period included in earnings and attributable to the change in unrealized gains or (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—
At June 30, 2015, the Company had 19 securities with a fair value of $20.2 million that are included in Level 3, which represented 1.8% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 5.5% of the Company’s shareholders’ equity at June 30, 2015, any change in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2015
Fixed maturities:
U.S. Government and government agency obligations	$147,617	$3,049	$(205)	$150,461
State and local government obligations	311,922	9,653	(697)	320,878
Residential mortgage-backed securities	170,499	7,018	(930)	176,587
Commercial mortgage-backed securities	13,321	833	(33)	14,121
Corporate obligations	193,766	6,722	(1,861)	198,627
Other debt obligations	151,014	763	(390)	151,387
Redeemable preferred stocks	4,168	131	(2)	4,297
Total fixed maturities	992,307	28,169	(4,118)	1,016,358
Equity securities:
Common stocks	56,960	9,331	(2,203)	64,088
Nonredeemable preferred stocks	23,189	1,033	(262)	23,960
Total equity securities	80,149	10,364	(2,465)	88,048
Total fixed maturities and equity securities	$1,072,456	$38,533	$(6,583)	$1,104,406
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$110,254	$3,206	$(14)	$113,446
State and local government obligations	329,725	12,193	(337)	341,581
Residential mortgage-backed securities	185,346	8,435	(1,226)	192,555
Commercial mortgage-backed securities	16,050	953	(5)	16,998
Corporate obligations	193,702	6,965	(1,253)	199,414
Other debt obligations	106,711	278	(540)	106,449
Redeemable preferred stocks	4,168	140	(5)	4,303
Total fixed maturities	945,956	32,170	(3,380)	974,746
Equity securities:
Common stocks	54,663	9,643	(1,479)	62,827
Nonredeemable preferred stocks	21,689	963	(251)	22,401
Total equity securities	76,352	10,606	(1,730)	85,228
Total fixed maturities and equity securities	$1,022,308	$42,776	$(5,110)	$1,059,974
The table above excludes other invested assets of $48.7 million and $46.8 million at June 30, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 31.6% of the Company’s fixed maturity portfolio at June 30, 2015, with approximately $275.9 million, or 86.0%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade (as determined by nationally recognized agencies) at June 30, 2015. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2015.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both June 30, 2015 and December 31, 2014.
The amortized cost and fair value of fixed maturities at June 30, 2015, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.9 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$24,449	$24,722
Due after one year through five years	301,475	309,446
Due after five years through ten years	396,880	403,474
Due after ten years	85,683	88,008
	808,487	825,650
Mortgage-backed securities	183,820	190,708
Total	$992,307	$1,016,358
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed maturity gains	$323	$431	$405	$907
Fixed maturity losses	(370)	(41)	(393)	(230)
Equity security gains	456	424	1,165	939
Equity security losses	(989)	(165)	(1,082)	(211)
Other invested assets, net gains	1,011	418	1,405	2,267
Net realized gains on investments	$431	$1,067	$1,500	$3,672
Pre-tax net realized gains on investments of $0.4 million and $1.5 million for the three and six months ended June 30, 2015, respectively, were partially generated from net realized gains associated with the sales or redemptions of securities of $0.8 million and $1.5 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. In addition, other invested assets produced net gains of $1.0 million and $1.4 million for the second quarter and first half of 2015, respectively. Offsetting these gains for both the three and six months ended June 30, 2015, were other-than-temporary impairment charges of $1.4 million, which consisted of $1.0 million in charges on several equity securities and $0.4 million in charges on two fixed maturity securities.
Pre-tax net realized gains on investments of $1.1 million and $3.7 million for the three and six months ended June 30, 2014, respectively, were partially generated from net realized gains associated with the sales or redemptions of securities of $0.8 million and $1.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Other invested assets generated net gains of $0.4 million and $2.3 million for the three and six months ended June 30, 2014, respectively. Offsetting these gains for the three and six months ended June 30, 2014, were other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively.

Realized gains (losses) and changes in unrealized appreciation related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three Months Ended June 30, 2015
Realized before impairments	$323	$456	$1,011	$(627)	$1,163
Realized - impairments	(370)	(989)	—	476	(883)
Change in unrealized	(8,940)	(1,238)	—	3,562	(6,616)
Three Months Ended June 30, 2014
Realized before impairments	$431	$349	$418	$(419)	$779
Realized - impairments	(41)	(90)	—	46	(85)
Change in unrealized	6,257	1,182	—	(2,604)	4,835
Six Months Ended June 30, 2015:
Realized before impairments	$397	$1,072	$1,405	$(1,006)	$1,868
Realized - impairments	(385)	(989)	—	481	(893)
Change in unrealized	(4,738)	(978)	—	2,000	(3,716)
Six Months Ended June 30, 2014:
Realized before impairments	$907	$863	$2,267	$(1,413)	$2,624
Realized - impairments	(230)	(135)	—	128	(237)
Change in unrealized	13,641	2,797	—	(5,753)	10,685

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
June 30, 2015
Fixed maturities:
U.S. Government and government agency obligations	$34,242	$(205)	99.4%	20	$—	$—	0.0%	—
State and local government obligations	48,016	(585)	98.8%	38	1,500	(112)	93.1%	2
Residential mortgage-backed securities	15,361	(216)	98.6%	20	27,015	(714)	97.4%	25
Commercial mortgage-backed securities	1,161	(33)	97.2%	2	—	—	0.0%	—
Corporate obligations	32,184	(1,698)	95.0%	42	1,823	(163)	91.8%	2
Other debt obligations	50,562	(340)	99.3%	53	4,440	(50)	98.9%	6
Redeemable preferred stocks	—	—	0.0%	—	498	(2)	99.6%	1
Total fixed maturities	181,526	(3,077)	98.3%	175	35,276	(1,041)	97.1%	36
Equity securities:
Common stocks	20,070	(2,203)	90.1%	36	—	—	0.0%	—
Nonredeemable preferred stocks	6,410	(90)	98.6%	12	2,830	(172)	94.3%	3
Total equity securities	26,480	(2,293)	92.0%	48	2,830	(172)	94.3%	3
Total fixed maturities and equity securities	$208,006	$(5,370)	97.5%	223	$38,106	$(1,213)	96.9%	39
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$11,750	$(13)	99.9%	7	$49	$(1)	98.0%	1
State and local government obligations	18,100	(166)	99.1%	14	6,110	(171)	97.3%	6
Residential mortgage-backed securities	19,344	(140)	99.3%	19	38,163	(1,086)	97.2%	34
Commercial mortgage-backed securities	848	(4)	99.5%	1	776	(1)	99.9%	1
Corporate obligations	21,230	(974)	95.6%	33	10,874	(279)	97.5%	7
Other debt obligations	50,733	(273)	99.5%	54	13,291	(267)	98.0%	13
Redeemable preferred stocks	—	—	0.0%	—	495	(5)	99.0%	1
Total fixed maturities	122,005	(1,570)	98.7%	128	69,758	(1,810)	97.5%	63
Equity securities:
Common stocks	13,379	(1,479)	90.0%	19	—	—	0.0%	—
Nonredeemable preferred stocks	4,921	(58)	98.8%	9	2,807	(193)	93.6%	3
Total equity securities	18,300	(1,537)	92.3%	28	2,807	(193)	93.6%	3
Total fixed maturities and equity securities	$140,305	$(3,107)	97.8%	156	$72,565	$(2,003)	97.3%	66

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $5.1 million at December 31, 2014 to $6.6 million at June 30, 2015. The gross unrealized losses on fixed maturity securities at June 30, 2015 were $4.1 million and primarily consist of corporate obligations and to a lesser extent, state and local government obligations and residential mortgage-backed securities. Investment grade securities represent 88.8% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities consist of $2.2 million of common stocks that have been in an unrealized loss position for less than 12 months as well as $0.3 million of investment grade nonredeemable preferred stocks, all of which are considered to be temporary.
At June 30, 2015, corporate obligations, with gross unrealized losses of $1.9 million, had 42 securities that were in an unrealized loss position of $1.7 million for less than 12 months. State and local government obligations, with gross unrealized losses of $0.7 million, had 38 securities that were in an unrealized loss position of $0.6 million for less than 12 months and 2 securities with gross unrealized losses of $0.1 million for 12 months or more. Investment grade securities represented 98.1% of all state and local government obligations with unrealized losses.
At June 30, 2015, residential mortgage-backed securities, with gross unrealized losses of $0.9 million, had 20 securities that were in an unrealized loss position of $0.2 million for less than 12 months and 25 securities with gross unrealized losses of $0.7 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings in the first six months of 2015 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$2,375	$2,365	$2,368	$2,183
Additional credit impairments on previously impaired securities	—	41	15	230
Reductions - disposals	(5)	(29)	(13)	(36)
Ending balance	$2,370	$2,377	$2,370	$2,377

5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 30.5% and 29.0% for the three and six months ended June 30, 2015, respectively, and 27.2% and 21.1% for the three and six months ended June 30, 2014, respectively. The effective tax rate for the six months ended June 30, 2015, is lower than the 35% statutory rate primarily due to the tax effect of tax-exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$17,949	$18,442
Unpaid losses and loss adjustment expenses	19,726	19,609
Assessments and fees payable	1,476	1,491
Realized losses on investments, primarily impairments	4,557	4,138
Accrued compensation	1,949	1,897
Other, net	2,224	2,548
Total deferred tax assets	47,881	48,125
Deferred tax liabilities:
Deferred policy acquisition costs	(9,045)	(7,929)
Unrealized gains on investments	(11,183)	(13,183)
Intangible assets	(2,678)	(2,727)
Limited partnership investments	(907)	(236)
Other, net	(790)	(900)
Total deferred tax liabilities	(24,603)	(24,975)
Net deferred tax assets	$23,278	$23,150
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At June 30, 2015, there were options for 247,353 shares outstanding and 809,060 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For both the three months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million and $45 thousand, respectively. For both the six months ended June 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.4 million with related income tax benefits of approximately $0.1 million.

7. Earnings (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss)	$6,642	$(10,743)	$13,751	$(2,688)
Weighted average shares outstanding during period	19,839	19,764	19,837	19,729
Additional shares issuable under employee common stock option plans using treasury stock method	51	—	48	—
Weighted average shares outstanding assuming exercise of stock options	19,890	19,764	19,885	19,729
Net income (loss) per share:
Basic	$0.33	$(0.54)	$0.69	$(0.14)
Diluted	$0.33	$(0.54)	$0.69	$(0.14)
For the three and six months ended June 30, 2015, there were 77,515 and 97,870, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the three and six months ended June 30, 2014, there were no potential common shares that were dilutive due to a net loss.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2015, Great American owned 51.2% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. Historically the Company also ceded premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 1, 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2015 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Assumed premiums written	$72	$176	$179	$367
Assumed premiums earned	113	259	248	627
Assumed losses and loss adjustment expense incurred	86	373	140	393
Ceded premiums written	—	22	—	41
Ceded premiums earned	9	16	23	30
Ceded losses and loss adjustment expense recoveries	53	399	153	556

	June 30, 2015		December 31, 2014
	(Dollars in thousands)
Payable to Great American as of period end	$2		$56
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
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 55% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2014, respectively.
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

9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Direct premiums written	$181,590	$179,277	$332,892	$340,351
Reinsurance assumed	4,132	2,859	7,368	5,352
Reinsurance ceded	(35,384)	(38,600)	(65,825)	(68,751)
Net premiums written	$150,338	$143,536	$274,435	$276,952
Direct premiums earned	$168,522	$162,356	$331,011	$316,711
Reinsurance assumed	3,792	2,775	6,905	5,446
Reinsurance ceded	(28,422)	(25,992)	(56,201)	(49,515)
Premiums earned	$143,892	$139,139	$281,715	$272,642

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2015 and 2014 were $11.6 million and $16.0 million, respectively, and were $25.9 million and $25.8 million for the six months ended June 30, 2015 and 2014, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below "A-", the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At both June 30, 2015 and December 31, 2014, the liability for such assessments was $4.6 million, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the "Other invested assets" line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $17.5 million. These limited partnership contractual agreements have expiration dates up to ten years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$77,232	$75,479	$151,234	$146,900
Transportation	50,189	47,411	98,441	92,940
Specialty Personal Lines	7,638	9,053	15,188	18,926
Hawaii and Alaska	4,954	4,480	9,602	8,574
Other	3,879	2,716	7,250	5,302
Total premiums earned	143,892	139,139	281,715	272,642
Net investment income	9,828	8,783	19,484	17,485
Net realized gains on investments	431	1,067	1,500	3,672
Other	886	786	1,716	1,546
Total revenues	$155,037	$149,775	$304,415	$295,345

12. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
The following table presents the changes in the Company's AOCI:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$27,383	$25,131
Net unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period, net of tax	(6,528)	5,191
Reclassification adjustment for net realized gains included in net income, net of tax	(88)	(356)
Other comprehensive (loss) income, net of tax	(6,616)	4,835
Ending balance	$20,767	$29,966

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$24,483	$19,281
Net unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period, net of tax	(3,261)	11,436
Reclassification adjustment for net realized gains included in net income, net of tax	(455)	(751)
Other comprehensive (loss) income, net of tax	(3,716)	10,685
Ending balance	$20,767	$29,966

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and six months ended June 30, 2015 and 2014, categorized by the respective affected line items in the Consolidated Statements of Income:

	Three Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Increase to net realized gains on investments	$137	$547
Increase to income before income taxes	137	547
Increase to provision for income taxes	49	191
Increase to net income	$88	$356

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Increase to net realized gains on investments	$700	$1,156
Increase to income before income taxes	700	1,156
Increase to provision for income taxes	245	405
Increase to net income	$455	$751

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 41 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our six active agency and service subsidiaries.

As of June 30, 2015, Great American Insurance Company (“Great American”) owned 51.2% of our outstanding common shares.
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
During 2014, we incurred transaction expenses related to the February 5, 2014 Great American unsolicited tender offer to acquire all of our remaining outstanding common shares not already owned by Great American. Transaction expenses primarily consisted of financial advisory and legal services incurred in connection with the tender offer and related litigation. Great American withdrew the tender offer on March 16, 2014.
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

	Three Months Ended June 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income (loss) from operations	$6,362	$0.32	$(11,338)	$(0.57)
After-tax net realized gains from investments	280	0.01	694	0.04
After-tax impact from transaction expenses	—	—	(99)	(0.01)
Net income (loss)	$6,642	$0.33	$(10,743)	$(0.54)

	Six Months Ended June 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income (loss) from operations	$12,776	$0.64	$(3,669)	$(0.19)
After-tax net realized gains from investments	975	0.05	2,387	0.12
After-tax impact from transaction expenses	—	—	(1,406)	(0.07)
Net income (loss)	$13,751	$0.69	$(2,688)	$(0.14)
We recorded net income for the three and six months ended June 30, 2015 of $6.6 million ($0.33 per share diluted) and $13.8 million ($0.69 per share diluted), compared to a net loss of $10.7 million ($0.54 per share diluted) and $2.7 million ($0.14 per share diluted) for the same periods in 2014. The increases in net income were driven by decreases to our loss and LAE ratio of 78.9% for both the three and six months ended June 30, 2015 compared to 96.0% and 86.6%, respectively, for the same periods in 2014. The elevated 2014 loss ratios were attributable to unfavorable development from prior years’ loss reserves, which included $20 million in prior year loss and loss expense reserve strengthening, primarily for accident years 2011, 2012 and 2013.  The majority of such strengthening was concentrated in our commercial auto liability lines of business. Also contributing to the improvement in net income for both the three and six month periods were increases in net investment income due to higher investment balances and our ability to invest in securities with average yields that are comparable to maturing securities. Partially offsetting these increases to net income was after-tax other-than-temporary impairment charges of $0.9 million recorded during the second quarter of 2015 compared to $0.1 and $0.2 million recorded during the quarter and year-to-date periods last year, respectively. Net income for the first six months of 2014 was adversely impacted by after-tax transaction expenses related to the Great American tender offer.

Our net income from operations for the three and six months ended June 30, 2015 was $6.4 million ($0.32 per share diluted) and $12.8 million ($0.64 per share diluted), compared to net losses of $11.3 million ($0.57 per share diluted) and $3.7 million ($0.19 per share diluted) for the same periods in 2014. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by business component during the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$99,085	53.4%	$95,086	52.2%
Transportation	65,729	35.4%	68,105	37.4%
Specialty Personal Lines	10,068	5.4%	10,159	5.6%
Hawaii and Alaska	6,447	3.5%	5,811	3.2%
Other	4,393	2.3%	2,975	1.6%
Gross premiums written	$185,722	100.0%	$182,136	100.0%

	Six Months Ended June 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$190,278	55.9%	$192,947	55.8%
Transportation	112,248	33.0%	117,862	34.1%
Specialty Personal Lines	19,288	5.7%	19,327	5.6%
Hawaii and Alaska	10,542	3.1%	10,019	2.9%
Other	7,904	2.3%	5,548	1.6%
Gross premiums written	$340,260	100.0%	$345,703	100.0%
Three months ended June 30, 2015 compared to June 30, 2014. During the three months ended June 30, 2015, our gross premiums written increased $3.6 million, or 2.0%, compared to the same period in 2014, primarily attributable to growth in our ART component which was partially offset by a decrease in our transportation component. Gross premiums written reflect average rate increases on renewed business of approximately 7% in the current period. Gross premiums written in our ART component increased $4.0 million, or 4.2%, during the current period compared to the same period last year due to the addition of new accounts and rate increases on several of our existing group ART programs. Also, we continue to experience high levels of renewal retention on our renewing group ART programs. Partially offsetting these increases was the loss of one insured from our national account ART product due to aggressive competition. Gross premiums written in our transportation component decreased $2.4 million, or 3.5%, due to a shift in available renewal premium between the second and third quarter as one large account written to our excess coverage, offered to trucking insureds, was written to an extended policy term during the second quarter of 2014. Additionally, our continued underwriting efforts have lead to rate actions and non-renewals of multiple accounts, primarily from our trucking related products. Partially offsetting these decreases in our transportation component were new business premium written as well as rate and exposure increases on our home delivery insurance product. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.4 million, or 47.7%, compared to the same period in 2014.
Six months ended June 30, 2015 compared to June 30, 2014. During the first six months of 2015, our gross premiums written decreased $5.4 million, or 1.6%, compared to the same period in 2014. The decrease in gross premiums written over the prior period is due to rate actions taken and the non-renewing of unprofitable business across all components, losing one national account ART insured to an aggressive competitor, as well as changes to the timing of available renewal premium for several insureds. These decreases were mostly offset by average rate increases on renewed business of approximately 7% in the current period, new business written and growth within several of our group ART products. Gross premiums written in our ART component decreased

$2.7 million, or 1.4%, during the first six months of 2015 compared to the same period in 2014, due to lower renewals resulting from rate actions taken on several large accounts within our group captive and national account ART products as well as the loss of a national account insured to aggressive competition as noted previously. Additionally, several large group ART insureds changed programs during the first quarter of 2014, resulting in a portion of this business renewing in the fourth quarter of 2014, instead of the first quarter of 2015. Partially offsetting these decreases were rate increases on renewed business, new business written in certain of our group ART programs and adding new insureds to our group and national account ART products. Gross premiums written in our transportation component decreased $5.6 million, or 4.8%, due to lower renewals from rate actions taken on several underperforming accounts within our trucking related products as well as timing differences in the availability of renewal premium as noted for the three month period. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $2.4 million, or 42.5%, compared to the same period in 2014.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the three months ended June 30, 2015 and 2014, we recorded net premium assessments of $2.8 million and $2.7 million, respectively. For the six months ended June 30, 2015 and 2014, we recorded net premium assessments of $5.2 million and $5.4 million, respectively.

Premiums Earned
The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended June 30,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$77,232	$75,479	$1,753	2.3%
Transportation	50,189	47,411	2,778	5.9%
Specialty Personal Lines	7,638	9,053	(1,415)	(15.6)%
Hawaii and Alaska	4,954	4,480	474	10.6%
Other	3,879	2,716	1,163	42.8%
Total premiums earned	$143,892	$139,139	$4,753	3.4%

	Six Months Ended June 30,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$151,234	$146,900	$4,334	3.0%
Transportation	98,441	92,940	5,501	5.9%
Specialty Personal Lines	15,188	18,926	(3,738)	(19.8)%
Hawaii and Alaska	9,602	8,574	1,028	12.0%
Other	7,250	5,302	1,948	36.7%
Total premiums earned	$281,715	$272,642	$9,073	3.3%
Three months ended June 30, 2015 compared to June 30, 2014. Our premiums earned increased $4.8 million, or 3.4%, to $143.9 million during the three months ended June 30, 2015 compared to $139.1 million for the same period in 2014. The increase in premiums earned was primarily attributable to our transportation and ART components, which grew $2.8 million, or 5.9%, and

$1.8 million, or 2.3%, respectively, over 2014 and was partially offset by decreases in our specialty personal lines component. The growth within our transportation component has primarily been concentrated in our passenger transportation, ambulance and home delivery insurance products. Such growth has been due to rate increases on renewed business as well as new business written. Partially offsetting such growth has been rate actions and non-renewals of underperforming accounts within our traditional trucking and tow products. Our ART component growth is primarily from rate and exposure increases on renewed business, as well as the addition of new participants in our existing ART captive programs. The decrease in our specialty personal lines component of $1.4 million, or 15.6%, reflects our decision to stop selling our commercial vehicle product in late 2013. The increase in our Hawaii and Alaska component of $0.5 million, or 10.6%, is due to high retention and rate increases on renewed business as well as new business written. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.2 million, or 42.8%, compared to the same period in 2014.
Six months ended June 30, 2015 compared to June 30, 2014. Our premiums earned increased $9.1 million, or 3.3%, to $281.7 million during the six months ended June 30, 2015 compared to $272.6 million for the same period in 2014. The increase in premiums earned was primarily attributable to our transportation and ART components, which grew $5.5 million, or 5.9%, and $4.3 million, or 3.0%, over 2014, respectively. Such growth was partially offset by decreases in our specialty personal lines component which decreased $3.7 million, 19.8%, compared to 2014. The changes experienced in our transportation, ART and specialty personal lines components, as well as the changes to our Hawaii and Alaska, and other components, are attributable to the same factors as discussed above for the three month period.

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
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 7% overall in the current quarter and year, with several of our products having double digit increases. We apply the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross premiums written	$185,722	$182,136	$340,260	$345,703
Ceded reinsurance	(35,384)	(38,600)	(65,825)	(68,751)
Net premiums written	150,338	143,536	274,435	276,952
Change in unearned premiums, net of ceded	(6,446)	(4,397)	7,280	(4,310)
Total premiums earned	$143,892	$139,139	$281,715	$272,642
Combined ratios:
Loss and LAE ratio (1)	78.9%	96.0%	78.9%	86.6%
Underwriting expense ratio (2)	20.4%	20.5%	20.5%	20.5%
Combined ratio	99.3%	116.5%	99.4%	107.1%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.

Three months ended June 30, 2015 compared to June 30, 2014. Our loss and LAE ratio for the three months ended June 30, 2015 decreased 17.1 percentage points to 78.9% compared to 96.0% during the same period in 2014. This decrease over the prior period is primarily attributable to unfavorable development on prior years' loss reserves recorded in the second quarter of last year. For the three months ended June 30, 2015, we had no development from prior years’ loss reserves compared to unfavorable development in the second quarter of 2014 of $28.1 million, or 20.2 combined ratio points. The 2014 unfavorable development primarily consisted of $20.0 million related to reserve strengthening predominantly in our commercial auto liability line of business for accident years 2011, 2012 and 2013. Excluding development from prior year claims, the loss and LAE ratio for the three months ended June 30, 2015 was 78.9% compared to 75.8% in the second quarter of 2014, reflecting increased claims severity during the current period in our commercial auto liability line of business. Such increase was concentrated in our moving and storage business and occurred primarily on quality operators with histories of good performance. However, we have non-renewed one of the accounts and will continue to be diligent in applying our underwriting disciplines on all remaining business.
The underwriting expense ratio for the three months ended June 30, 2015 of 20.4% was relatively flat compared to 20.5% for the same period in 2014 as we continue to effectively manage our operating costs over increased premiums earned.
Six months ended June 30, 2015 compared to June 30, 2014. Our loss and LAE ratio for the six months ended June 30, 2015 decreased 7.7 percentage points to 78.9% compared to 86.6% during the same period in 2014. This decrease over the prior period is primarily attributable to adverse development on prior years' loss reserves and the related reserve strengthening recorded during the second quarter of 2014. For the six months ended June 30, 2015, we had unfavorable development from prior years’ loss reserves of $4.6 million, or 1.6 combined ratio points, compared to unfavorable development of $29.9 million, or 11.0 combined ratio points, for the same period last year. The unfavorable development in the current period was concentrated in our commercial auto liability line of business and is primarily attributable to products we no longer offer or customers which we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. The adverse development experienced during the prior period consists of the same factors as discussed above for the three month period. Excluding development from prior year claims, the loss and LAE ratio for the first six months of 2015 and 2014 was 77.3% and 75.6%, respectively, and reflects the increase in claims severity that occurred during the second quarter as discussed above for the three month period.
The underwriting expense ratio for both the six month periods ended June 30, 2015 and 2014 of 20.5% is indicative of our continued effectiveness managing operating costs over increased premiums earned as discussed above for the three month period.
We continue to be diligent in monitoring and maintaining disciplined underwriting among all lines of business. This has been evidenced through our pricing and risk selection of new and renewal business as we pursue rate increases and take rate actions on or non-renew underperforming business. In addition to our stringent underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.

Net Investment Income
2015 compared to 2014. For the three and six months ended June 30, 2015, net investment income was $9.8 million and $19.5 million, respectively, compared to $8.8 million and $17.5 million for the same periods in 2014. The increase in net investment income for the three and six months ended June 30, 2015 of $1.0 million, or 11.9%, and $2.0 million, or 11.4%, respectively, compared to the same periods in 2014, is primarily due to higher average invested assets.

Net Realized Gains on Investments
2015 compared to 2014. Pre-tax net realized gains on investments were $0.4 million for the second quarter of 2015 compared to $1.1 million for the second quarter of 2014. For the six months ended June 30, 2015 and 2014, pre-tax net realized gains were $1.5 million and $3.7 million, respectively. The pre-tax net realized gains for the second quarter and the first six months of 2015 were partially generated from the sales or redemptions of securities of $0.8 million and $1.5 million, respectively. In addition, other invested assets produced net gains of $1.0 million and $1.4 million for the second quarter and first half of 2015, respectively. Offsetting these gains for both the three and six months ended June 30, 2015, were other-than-temporary impairment charges of $1.4 million. The pre-tax net realized gains for both the second quarter and first six months of 2014 were partially generated from sales of securities totaling $0.8 million and $1.8 million, respectively. In addition, other invested assets produced net gains of $0.4 million and $2.3 million for the second quarter and first half of 2014, respectively. Offsetting these gains for the three and six months ended June 30, 2014, were other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively.

Commissions and Other Underwriting Expenses
2015 compared to 2014. For the three and six months ended June 30, 2015 and 2014, commissions and other underwriting expenses were relatively flat. For the three month periods such expenses were $23.4 million and $23.9 million, or 16.2% and 17.2% as a percentage of premiums earned, respectively. For the six month periods such expenses were $46.3 million and $46.4 million, or 16.5% and 17.0% as a percentage of premiums earned. The improvement in commissions and other underwriting expenses as a percentage of premiums earned reflects higher earned premiums compared to relatively stable underwriting expenses.

Other Operating and General Expenses
2015 compared to 2014. For the three months ended June 30, 2015 and 2014, other operating and general expenses were $6.9 million and $5.4 million, respectively, while such expenses for the six month periods were $13.1 million and $10.9 million, respectively. The increase in these expenses are primarily attributable to an increase in personnel and information technology resources to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 4.8% and 3.9% for the three months ended June 30, 2015 and 2014, respectively, and 4.7% and 4.0% for the six months ended June 30, 2015 and 2014, respectively.

Transaction Expenses
2015 compared to 2014. During the three month and six months ended June 30, 2014, we incurred $0.2 and $2.2 million, respectively, in transaction expenses related to the Great American tender offer. Transaction expenses primarily consisted of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses was $0.6 million related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the expenses he incurred personally in connection with the tender offer.

Expense on Amounts Withheld
2015 compared to 2014. We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that the Company remits back to ART participants. The related investment income and realized gains or losses are included in the Company’s “Net investment income” and “Net realized gains on investments” lines, respectively, on its Consolidated Statements of Income. For the three and six month periods ended June 30, 2015, expense on amounts withheld were $1.7 million and $3.2 million, increasing 15.8% and 5.8%, respectively, compared to the $1.4 million and $3.0 million reported during the same periods in 2014. Such increase for both the three and six month periods was primarily due to growth experienced in our ART programs participant loss layer.

Income Taxes
2015 compared to 2014. The effective tax rate for the three months ended June 30, 2015 and 2014 was 30.5% and 27.2%, respectively, while such rate for the six months ended was 29.0% and 21.1%, respectively. The increase in the effective tax rate for both periods is attributed to an increase in income before taxes while tax exempt income remained stable.

Financial Condition
Investments
At June 30, 2015, our investment portfolio contained $1.0 billion in fixed maturity securities and $88.0 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $48.7 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2015, we had pre-tax net unrealized gains of $24.1 million on fixed maturities and $7.9 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
At June 30, 2015, 89.9% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at June 30, 2015 were $320.9 million of state and local government obligations, which represented approximately 31.6% of our fixed maturity portfolio, with approximately $275.9 million, or 86.0%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade at June 30, 2015. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2015.
Included in fixed maturities at June 30, 2015 were $190.7 million of residential and commercial mortgage-backed securities ("MBS"). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summarized information for our MBS at June 30, 2015 is shown in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$101,116	$101,931	101%	$815
Non-agency prime	13,335	14,470	109%	1,135
Alt-A	18,376	20,068	109%	1,692
Subprime	37,672	40,118	106%	2,446
Commercial	13,321	14,121	106%	800
	$183,820	$190,708	104%	$6,888
At June 30, 2015, approximately 67% of our MBS, having a fair value of $127.4 million, were rated investment grade by major rating firms. The National Association of Insurance Commissioners ("NAIC") assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and the statutory carrying value. At June 30, 2015, 99.5% (based on statutory carrying value of $183.8 million) of our MBS had an NAIC designation of 1 or 2.
Certain European countries, including the so-called "peripheral countries" (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At June 30, 2015, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
Summary information for securities with unrealized gains or losses at June 30, 2015 is shown in the following table. Approximately $19.4 million of fixed maturities and $2.9 million of equity securities had no unrealized gains or losses at June 30, 2015.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$780,127	$216,802
Amortized cost of securities	751,958	220,920
Gross unrealized gain or (loss)	$28,169	$(4,118)
Fair value as a % of amortized cost	103.7%	98.1%
Number of security positions held	717	211
Number individually exceeding $50,000 gain or (loss)	165	16
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$3,049	$(205)
State, municipalities and political subdivisions	9,653	(697)
Residential mortgage-backed securities	7,018	(930)
Commercial mortgage-backed securities	833	(33)
Other debt obligations	763	(390)
Financial institutions, insurance and real estate	2,371	(583)
Industrial and other	4,482	(1,280)
Percent rated investment grade (a)	90.1%	88.8%
Equity Securities:
Fair value of securities	$55,795	$29,310
Cost of securities	45,431	31,775
Gross unrealized gain or (loss)	$10,364	$(2,465)
Fair value as a % of cost	122.8%	92.2%
Number individually exceeding $50,000 gain or (loss)	53	13

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at June 30, 2015, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.0%	0.7%
After one year through five years	34.2%	17.8%
After five years through ten years	35.8%	49.9%
After ten years	8.1%	11.5%
	81.1%	79.9%
Mortgage-backed securities	18.9%	20.1%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At June 30, 2015
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (31 issues)	$54,232	$2,079	104.0%
One year or longer (134 issues)	262,362	17,916	107.3%
$50,000 or less (552 issues)	463,533	8,174	101.8%
	$780,127	$28,169
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (13 issues)	$15,432	$(1,596)	90.6%
One year or longer (3 issues)	1,672	(210)	88.8%
$50,000 or less (195 issues)	199,698	(2,312)	98.9%
	$216,802	$(4,118)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (27 issues)	$17,464	$2,741	118.6%
One year or longer (26 issues)	18,827	6,434	151.9%
$50,000 or less (49 issues)	19,504	1,189	106.5%
	$55,795	$10,364
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (13 issues)	$11,318	$(1,910)	85.6%
One year or longer (0 issues)	—	—	0.0%
$50,000 or less (38 issues)	17,992	(555)	97.0%
	$29,310	$(2,465)

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

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$72,273	$40,561
Net cash used in investing activities	(40,803)	(8,426)
Net cash used in financing activities	(4,814)	(2,575)
Net increase in cash and cash equivalents	$26,656	$29,560
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the first six months of 2015, cash flows from premiums and investment income have provided sufficient funds to meet these requirements without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $26.7 million from $53.6 million at December 31, 2014 to $80.2 million at June 30, 2015. We generated net cash from operations of $72.3 million for the six months ended June 30, 2015, compared to $40.6 million during the same period in 2014, which is primarily attributable to an increase in premiums collected and a decrease in cash payments made for loss and loss adjustment expenses year-over-year.
Net cash used in investing activities was $40.8 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash used in investing activities was primarily attributable to fixed maturity security purchases exceeding sales, maturities and redemptions. Purchases of and proceeds from the redemption of fixed maturity securities were $122.5 million and $82.5 million, respectively, for the period ending June 30, 2015, compared to $69.9 million and $60.9 million, respectively, for the same period last year. The increase in purchases of fixed maturity securities was concentrated in U.S. government agency bonds and other debt obligations and was primarily driven by reinvesting funds in excess of cash requirements.
Net cash used in financing activities was $4.8 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at June 30, 2015, we would pay interest at a LIBOR rate plus 0.875%. At June 30, 2015, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.405% at June 30, 2015) plus 0.875%, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2015, we were in compliance with all covenants.

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

Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At June 30, 2015 and December 31, 2014, we had $947.3 million and $883.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of June 30, 2015 and December 31, 2014 reflected point estimates that were within 2% and 1%, respectively, of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2015 and December 31, 2014.
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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During both the three and six months ended June 30, 2015, we recorded other-than-temporary impairment charges of $1.4 million in earnings. The impairment charges were attributable to $1.0 million in charges on several equity securities where management is uncertain of the timing and the extent of ultimate recovery, and $0.4 million in charges on two fixed maturity securities due to the uncertainty of repayment. During the three and six months ended June 30, 2014, we recorded other-than-temporary impairment charges of $0.1 million and $0.4 million, respectively, in earnings related to three mortgage-backed securities for which previous impairment charges had been recorded and on several equity securities. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first six months of 2015, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2015, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	August 5, 2015	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	August 5, 2015	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)