Form 10-Q
period 2015-09-30
National Interstate CORP
filed 2015-11-04
CIK 1301106

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of October 30, 2015 was 19,901,904.

National Interstate Corporation

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $1,019,843 and $945,956, respectively)	$1,043,555	$974,746
Equity securities available-for-sale, at fair value (amortized cost – $88,956 and $76,352, respectively)	90,006	85,228
Other invested assets	48,018	46,786
Total investments	1,181,579	1,106,760
Cash and cash equivalents	81,704	53,583
Accrued investment income	8,744	8,724
Premiums receivable, net of allowance for doubtful accounts of $2,180 and $2,627, respectively	284,358	271,336
Reinsurance recoverable on paid and unpaid losses	207,991	180,332
Prepaid reinsurance premiums	51,091	47,013
Deferred policy acquisition costs	22,431	22,654
Deferred federal income taxes	28,382	23,150
Property and equipment, net	23,134	24,538
Funds held by reinsurer	4,776	4,335
Intangible assets, net	7,650	7,791
Prepaid expenses and other assets	2,139	4,517
Total assets	$1,903,979	$1,754,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$976,237	$883,078
Unearned premiums and service fees	315,656	311,255
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	117,298	101,799
Reinsurance balances payable	45,197	31,069
Accounts payable and other liabilities	49,579	33,402
Commissions payable	16,089	15,392
Assessments and fees payable	4,800	4,649
Total liabilities	1,536,856	1,392,644
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,450 and 3,557 shares, respectively, in treasury	234	234
Additional paid-in capital	61,528	59,386
Retained earnings	294,161	283,031
Accumulated other comprehensive income	16,096	24,483
Treasury shares	(4,896)	(5,045)
Total shareholders’ equity	367,123	362,089
Total liabilities and shareholders’ equity	$1,903,979	$1,754,733
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums earned	$151,483	$140,009	$433,198	$412,651
Net investment income	9,927	9,130	29,411	26,615
Net realized (losses) gains on investments (*)	(3,836)	2,622	(2,336)	6,294
Other	1,046	941	2,762	2,487
Total revenues	158,620	152,702	463,035	448,047
Expenses:
Losses and loss adjustment expenses	120,090	110,755	342,414	346,920
Commissions and other underwriting expenses	24,200	24,058	70,547	70,482
Other operating and general expenses	6,145	4,912	19,262	15,797
Transaction expenses	—	—	—	2,163
Expense on amounts withheld	1,602	1,971	4,755	4,952
Interest expense	50	59	146	191
Total expenses	152,087	141,755	437,124	440,505
Income before income taxes	6,533	10,947	25,911	7,542
Provision for income taxes	1,388	2,154	7,015	1,437
Net income	$5,145	$8,793	$18,896	$6,105
Net income per share – basic	$0.26	$0.44	$0.95	$0.31
Net income per share – diluted	$0.26	$0.44	$0.95	$0.31
Weighted average of common shares outstanding – basic	19,868	19,780	19,847	19,746
Weighted average of common shares outstanding – diluted	19,916	19,853	19,896	19,823
Cash dividends per common share	$0.13	$0.12	$0.39	$0.36
(*) Consists of the following:
Net realized (losses) gains before impairment losses	$(706)	$2,942	$2,168	$6,979
Total losses on securities with impairment charges	(3,133)	(320)	(4,492)	(455)
Non-credit portion recognized in other comprehensive income	3	—	(12)	(230)
Net impairment charges recognized in earnings	(3,130)	(320)	(4,504)	(685)
Net realized (losses) gains on investments	$(3,836)	$2,622	$(2,336)	$6,294
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$5,145	$8,793	$18,896	$6,105
Other comprehensive (loss) income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period	(7,890)	(6,947)	(11,895)	10,647
Reclassification adjustment for net realized losses (gains) included in net income	702	(1,570)	(1,009)	(2,726)
Total other comprehensive (loss) income, before tax	(7,188)	(8,517)	(12,904)	7,921
Deferred income tax (benefit) expense on other comprehensive (loss) income	(2,517)	(2,981)	(4,517)	2,772
Other comprehensive (loss) income, net of tax	(4,671)	(5,536)	(8,387)	5,149
Total comprehensive income	$474	$3,257	$10,509	$11,254
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			18,896			18,896
Other comprehensive loss, net of tax				(8,387)		(8,387)
Dividends on common stock			(7,766)			(7,766)
Issuance of 107,006 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,598			149	1,747
Net tax effect from exercise/vesting of stock-based compensation		(48)				(48)
Stock-based compensation expense		592				592
Balance at September 30, 2015	$234	$61,528	$294,161	$16,096	$(4,896)	$367,123

Balance at January 1, 2014	$234	$56,481	$281,518	$19,281	$(5,230)	$352,284
Net income			6,105			6,105
Other comprehensive income, net of tax				5,149		5,149
Dividends on common stock			(7,132)			(7,132)
Issuance of 119,651 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,976			167	2,143
Net tax effect from exercise/vesting of stock-based compensation		50				50
Stock-based compensation expense		436				436
Balance at September 30, 2014	$234	$58,943	$280,491	$24,430	$(5,063)	$359,035
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income	$18,896	$6,105
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	2,240	2,990
Provision for depreciation and amortization	3,990	3,254
Net realized losses (gains) on investment securities	2,336	(6,294)
Deferred federal income taxes	(715)	2,651
Stock-based compensation expense	592	436
Decrease (increase) in deferred policy acquisition costs, net	223	(214)
Increase in reserves for losses and loss adjustment expenses	93,159	47,651
(Increase) decrease in premiums receivable	(13,022)	6,072
Increase in unearned premiums and service fees	4,401	993
Decrease (increase) in interest receivable and other assets	1,917	(4,953)
Increase in prepaid reinsurance premiums	(4,078)	(9,836)
Increase (decrease) in accounts payable, commissions and other liabilities and assessments and fees payable	10,654	(9,522)
Increase in amounts withheld or retained for accounts of others	15,499	11,986
(Increase) decrease in reinsurance recoverable	(27,659)	9,352
Increase in reinsurance balances payable	14,128	5,856
Other	662	39
Net cash provided by operating activities	123,223	66,566
Investing activities
Purchases of fixed maturities	(202,859)	(125,325)
Purchases of equity securities	(21,687)	(21,678)
Proceeds from sale of fixed maturities	8,770	19,985
Proceeds from sale of equity securities	6,933	8,428
Proceeds from maturities and redemptions of investments	124,088	99,344
Change in other investments, net	(1,173)	(2,138)
Capital expenditures	(3,107)	(2,945)
Net cash used in investing activities	(89,035)	(24,329)
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	(48)	50
Issuance of common shares from treasury	1,747	2,143
Cash dividends paid on common shares	(7,766)	(7,132)
Net cash used in financing activities	(6,067)	(4,939)
Net increase in cash and cash equivalents	28,121	37,298
Cash and cash equivalents at beginning of period	53,583	35,684
Cash and cash equivalents at end of period	$81,704	$72,982
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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.
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
Level 1 consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At September 30, 2015, Level 2 included $209.7 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,239	$147,189	$—	$151,428
State and local government obligations	—	315,841	2,909	318,750
Residential mortgage-backed securities	—	167,164	—	167,164
Commercial mortgage-backed securities	—	14,832	—	14,832
Corporate obligations	—	198,950	7,037	205,987
Other debt obligations	—	167,902	13,203	181,105
Redeemable preferred stocks	3,637	153	499	4,289
Total fixed maturities	7,876	1,012,031	23,648	1,043,555
Equity securities:
Common stocks	62,017	823	2,737	65,577
Nonredeemable preferred stocks	20,230	4,199	—	24,429
Total equity securities	82,247	5,022	2,737	90,006
Total fixed maturities and equity securities	90,123	1,017,053	26,385	1,133,561
Cash and cash equivalents	81,704	—	—	81,704
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$171,827	$1,017,053	$26,385	$1,215,265

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

The previous tables exclude other invested assets of $48.0 million and $46.8 million at September 30, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the nine months ended September 30, 2015, the Company transferred three nonredeemable preferred stocks, totaling $1.5 million (none in the third quarter) and one common stock at $19 thousand (transferred in the third quarter) from Level 2 to Level 1 due to increases in trading activity. Conversely, during the same nine month period, the Company transferred one common stock at $0.9 million (none in the third quarter) and one redeemable preferred stock at $0.2 million (transferred in the third quarter) and four nonredeemable preferred stocks totaling $1.2 million (including three in the third quarter totaling $1.1 million) from Level 1 to Level 2 due to decreases in trading activity.
During the nine months ended September 30, 2014, the Company transferred seven nonredeemable preferred stocks, with an aggregate value of $6.1 million (all in the third quarter), from Level 2 to Level 1 due to increases in trading activity. Conversely, during the same nine month period, the Company transferred six other nonredeemable preferred stocks, with an aggregate value of $5.0 million (none in the third quarter), from Level 1 to Level 2 due to decreases in trading activity.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 and 2014. The transfers in and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended September 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at July 1, 2015	$2,919	$7,152	$6,815	$498	$2,778
Total gains (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(10)	(75)	431	1	(199)
Purchases and issuances	—	—	5,001	—	158
Sales, settlements and redemptions	—	(40)	(45)	—	—
Transfers in and/or (out) of Level 3	—	—	1,001	—	—
Ending balance at September 30, 2015	$2,909	$7,037	$13,203	$499	$2,737
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	22	104	428	4	(165)
Purchases and issuances	—	—	9,389	—	158
Sales, settlements and redemptions	—	(167)	(2,610)	—	—
Transfers in and/or (out) of Level 3	—	—	2,001	—	(966)
Ending balance at September 30, 2015	$2,909	$7,037	$13,203	$499	$2,737
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Three Months Ended September 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock
	(Dollars in thousands)
Beginning balance at July 1, 2014	$887	$6,019	$2,510	$493	$3,844
Total gains (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	128	(7)	1	(66)
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	—	(59)	—	—	—
Transfers in and/or (out) of Level 3	—	1,015	—	—	—
Ending balance at September 30, 2014	$887	$7,103	$2,503	$494	$3,778
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stock	Common Stock	Nonredeemable Preferred Stock
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	$3,311	$487	$1,500	$583
Total gains (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	280	(21)	7	12	—
Purchases and issuances	—	1,000	—	—	2,266	—
Sales, settlements and redemptions	—	(161)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	1,015	—	—	—	—
Ending balance at September 30, 2014	$887	$7,103	$2,503	$494	$3,778	$—
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—
At September 30, 2015, the Company had 25 securities with a fair value of $26.4 million that are included in Level 3, which represented 2.3% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 7.0% of the Company’s shareholders’ equity at September 30, 2015, changes in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2015
Fixed maturities:
U.S. Government and government agency obligations	$147,767	$3,683	$(22)	$151,428
State and local government obligations	307,959	11,047	(256)	318,750
Residential mortgage-backed securities	161,315	6,577	(728)	167,164
Commercial mortgage-backed securities	13,970	876	(14)	14,832
Corporate obligations	204,075	5,858	(3,946)	205,987
Other debt obligations	180,589	1,039	(523)	181,105
Redeemable preferred stocks	4,168	123	(2)	4,289
Total fixed maturities	1,019,843	29,203	(5,491)	1,043,555
Equity securities:
Common stocks	65,269	6,045	(5,737)	65,577
Nonredeemable preferred stocks	23,687	1,085	(343)	24,429
Total equity securities	88,956	7,130	(6,080)	90,006
Total fixed maturities and equity securities	$1,108,799	$36,333	$(11,571)	$1,133,561
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$110,254	$3,206	$(14)	$113,446
State and local government obligations	329,725	12,193	(337)	341,581
Residential mortgage-backed securities	185,346	8,435	(1,226)	192,555
Commercial mortgage-backed securities	16,050	953	(5)	16,998
Corporate obligations	193,702	6,965	(1,253)	199,414
Other debt obligations	106,711	278	(540)	106,449
Redeemable preferred stocks	4,168	140	(5)	4,303
Total fixed maturities	945,956	32,170	(3,380)	974,746
Equity securities:
Common stocks	54,663	9,643	(1,479)	62,827
Nonredeemable preferred stocks	21,689	963	(251)	22,401
Total equity securities	76,352	10,606	(1,730)	85,228
Total fixed maturities and equity securities	$1,022,308	$42,776	$(5,110)	$1,059,974
The table above excludes other invested assets of $48.0 million and $46.8 million at September 30, 2015 and December 31, 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 30.5% of the Company’s fixed maturity portfolio at September 30, 2015, with approximately $277.6 million, or 87.1%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, with 98.8% of such securities rated investment grade (as determined by nationally recognized agencies) at September 30, 2015. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2015.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both September 30, 2015 and December 31, 2014.
The amortized cost and fair value of fixed maturities at September 30, 2015, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.7 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$30,877	$31,199
Due after one year through five years	351,132	358,446
Due after five years through ten years	386,809	393,360
Due after ten years	75,740	78,554
	844,558	861,559
Mortgage-backed securities	175,285	181,996
Total	$1,019,843	$1,043,555
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Fixed maturity gains	$16	$172	$421	$1,079
Fixed maturity losses	(1,198)	(32)	(1,591)	(262)
Equity security gains	868	1,827	2,033	2,766
Equity security losses	(2,176)	(319)	(3,258)	(530)
Other invested assets, net (losses) gains	(1,346)	974	59	3,241
Net realized (losses) gains on investments	$(3,836)	$2,622	$(2,336)	$6,294
Pre-tax net realized losses on investments of $3.8 million and $2.3 million for the three and nine months ended September 30, 2015, were primarily due to other-than-temporary impairment charges of $3.1 million and $4.5 million, respectively. The other-than-temporary impairment charges for both the three and nine months ended September 30, 2015 were primarily on securities related to the energy sector, as well as equity securities within the financial services and, to a lesser extent, other non-energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. In addition, other invested assets produced net losses of $1.3 million for the third quarter of 2015, which were also impacted by turmoil in the energy sector. For the nine months ended September 30, 2015, other invested assets generated net gains of $0.1 million. Partially offsetting these losses for the three and nine months ended September 30, 2015, were net realized gains associated with the sales or redemptions of securities of $0.6 million and $2.1 million, respectively.
Pre-tax net realized gains on investments of $2.6 million and $6.3 million for the three and nine months ended September 30, 2014, respectively, were partially generated from net realized gains associated with the sales or redemptions of securities of $1.9 million and $3.8 million, respectively. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value. Other invested assets generated net gains of $1.0 million and $3.2 million for the three and nine months ended September 30, 2014, respectively. Offsetting these gains for the three and nine months ended September 30, 2014, were other-than-temporary impairment charges of $0.3 million and $0.7 million, respectively, related to several securities due to the uncertainty surrounding the timing and extent of recovery.

Realized gains (losses) and changes in unrealized appreciation related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three Months Ended September 30, 2015:
Realized before impairments	$(48)	$688	$(1,346)	$247	$(459)
Realized - impairments	(1,134)	(1,996)	—	1,095	(2,035)
Change in unrealized	(340)	(6,848)	—	2,517	(4,671)
Three Months Ended September 30, 2014:
Realized before impairments	$172	$1,796	$974	$(1,030)	$1,912
Realized - impairments	(32)	(288)	—	112	(208)
Change in unrealized	(3,939)	(4,578)	—	2,981	(5,536)
Nine Months Ended September 30, 2015:
Realized before impairments	$349	$1,760	$59	$(759)	$1,409
Realized - impairments	(1,519)	(2,985)	—	1,576	(2,928)
Change in unrealized	(5,078)	(7,826)	—	4,517	(8,387)
Nine Months Ended September 30, 2014:
Realized before impairments	$1,079	$2,659	$3,241	$(2,443)	$4,536
Realized - impairments	(262)	(423)	—	240	(445)
Change in unrealized	9,702	(1,781)	—	(2,772)	5,149

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2015
Fixed maturities:
U.S. Government and government agency obligations	$1,970	$(22)	98.9%	1	$—	$—	0.0%	—
State and local government obligations	12,036	(152)	98.8%	13	2,840	(104)	96.5%	4
Residential mortgage-backed securities	14,984	(283)	98.1%	20	26,845	(445)	98.4%	26
Commercial mortgage-backed securities	546	(1)	99.8%	1	591	(13)	97.8%	1
Corporate obligations	47,897	(2,962)	94.2%	74	2,800	(984)	74.0%	3
Other debt obligations	64,577	(456)	99.3%	64	4,645	(67)	98.6%	7
Redeemable preferred stocks	—	—	0.0%	—	499	(2)	99.6%	1
Total fixed maturities	142,010	(3,876)	97.3%	173	38,220	(1,615)	95.9%	42
Equity securities:
Common stocks	32,572	(5,737)	85.0%	52	—	—	0.0%	—
Nonredeemable preferred stocks	8,849	(131)	98.5%	15	2,788	(212)	92.9%	3
Total equity securities	41,421	(5,868)	87.6%	67	2,788	(212)	92.9%	3
Total fixed maturities and equity securities	$183,431	$(9,744)	95.0%	240	$41,008	$(1,827)	95.7%	45
December 31, 2014
Fixed maturities:
U.S. Government and government agency obligations	$11,750	$(13)	99.9%	7	$49	$(1)	98.0%	1
State and local government obligations	18,100	(166)	99.1%	14	6,110	(171)	97.3%	6
Residential mortgage-backed securities	19,344	(140)	99.3%	19	38,163	(1,086)	97.2%	34
Commercial mortgage-backed securities	848	(4)	99.5%	1	776	(1)	99.9%	1
Corporate obligations	21,230	(974)	95.6%	33	10,874	(279)	97.5%	7
Other debt obligations	50,733	(273)	99.5%	54	13,291	(267)	98.0%	13
Redeemable preferred stocks	—	—	0.0%	—	495	(5)	99.0%	1
Total fixed maturities	122,005	(1,570)	98.7%	128	69,758	(1,810)	97.5%	63
Equity securities:
Common stocks	13,379	(1,479)	90.0%	19	—	—	0.0%	—
Nonredeemable preferred stocks	4,921	(58)	98.8%	9	2,807	(193)	93.6%	3
Total equity securities	18,300	(1,537)	92.3%	28	2,807	(193)	93.6%	3
Total fixed maturities and equity securities	$140,305	$(3,107)	97.8%	156	$72,565	$(2,003)	97.3%	66

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $5.1 million at December 31, 2014 to $11.6 million at September 30, 2015 primarily due to declines in the equity markets. The gross unrealized losses on equity securities at September 30, 2015, consist of $5.7 million of common stocks and $0.1 million of nonredeemable preferred stock that have been in an unrealized loss position for less than 12 months, as well as $0.2 million of investment grade nonredeemable preferred stocks that have been in an unrealized loss position for 12 months or more, all of which are considered to be temporary. The gross unrealized losses on fixed maturity securities at September 30, 2015 were $5.5 million and primarily consist of corporate obligations and to a lesser extent, residential mortgage-backed securities and other debt obligations. Investment grade securities represent 80.2% of all fixed maturity securities with unrealized losses.
At September 30, 2015, corporate obligations, with gross unrealized losses of $3.9 million, had 74 securities that were in an unrealized loss position of $2.9 million for less than 12 months and 3 securities with gross unrealized losses of $1.0 million for 12 months or more. Other debt obligations, with gross unrealized losses of $0.5 million, had 64 securities that were in an unrealized loss position of $0.4 million for less than 12 months and 7 securities with gross unrealized losses of $0.1 million for 12 months or more. Investment grade securities represented 98.6% of other debt obligations with unrealized losses.
At September 30, 2015, residential mortgage-backed securities, with gross unrealized losses of $0.7 million, included 20 securities that were in an unrealized loss position of $0.3 million for less than 12 months and 26 securities with gross unrealized losses of $0.4 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings for the nine months ended September 30, 2015 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$2,370	$2,377	$2,368	$2,183
Additional credit impairments on:
Previously impaired securities	—	—	15	230
Securities without prior impairment	37	—	37	—
Reductions - disposals	(11)	(9)	(24)	(45)
Ending balance	$2,396	$2,368	$2,396	$2,368

5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 21.2% and 27.1% for the three and nine months ended September 30, 2015, respectively, and 19.7% and 19.1% for the three and nine months ended September 30, 2014, respectively. The effective tax rate for the nine months ended September 30, 2015 is lower than the 35% statutory rate primarily due to the tax effect of tax-exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$18,486	$18,442
Unpaid losses and loss adjustment expenses	17,942	19,609
Assessments and fees payable	1,502	1,491
Realized losses on investments, primarily impairments	5,639	4,138
Accrued compensation	1,868	1,897
Alternative minimum tax credit	1,103	—
Other, net	2,140	2,548
Total deferred tax assets	48,680	48,125
Deferred tax liabilities:
Deferred policy acquisition costs	(7,851)	(7,929)
Unrealized gains on investments	(8,666)	(13,183)
Intangible assets	(2,678)	(2,727)
Limited partnership investments	(339)	(236)
Other, net	(764)	(900)
Total deferred tax liabilities	(20,298)	(24,975)
Net deferred tax assets	$28,382	$23,150
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.

6. Shareholders’ Equity and Stock-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At September 30, 2015, there were options for 187,553 shares outstanding and 754,396 of the Company’s common shares reserved for issuance under the LTIP. Treasury shares are used to fulfill the options exercised and other awards granted. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options.
For the three months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.2 million and $46 thousand, respectively, with related income tax benefits of approximately $0.1 million and $26 thousand. For the nine months ended September 30, 2015 and 2014, the Company recognized stock-based compensation expense of $0.6 million and $0.4 million, respectively, with related income tax benefits of approximately $0.2 million and $0.1 million.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$5,145	$8,793	$18,896	$6,105
Weighted average shares outstanding during period	19,868	19,780	19,847	19,746
Additional shares issuable under employee common stock option plans using treasury stock method	48	73	49	77
Weighted average shares outstanding assuming exercise of stock options	19,916	19,853	19,896	19,823
Net income per share:
Basic	$0.26	$0.44	$0.95	$0.31
Diluted	$0.26	$0.44	$0.95	$0.31
For both the three and nine months ended September 30, 2015, there were 97,870 outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive. For the three and nine months ended September 30, 2014, there were 97,870 and 100,000, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in both the cession and assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2015, Great American owned 51.1% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. Historically, the Company also ceded premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 1, 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2015 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Assumed premiums written	$62	$112	$241	$479
Assumed premiums earned	91	225	339	852
Assumed losses and loss adjustment expense incurred	52	326	192	719
Ceded premiums written	—	19	—	60
Ceded premiums earned	5	18	28	48
Ceded losses and loss adjustment expense recoveries	237	182	390	738

	September 30, 2015		December 31, 2014
	(Dollars in thousands)
Payable to Great American as of period end	$2		$56
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
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 57% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2015 and 2014, respectively.
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

9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Direct premiums written	$179,541	$140,432	$512,433	$480,783
Reinsurance assumed	3,653	3,815	11,021	9,167
Reinsurance ceded	(24,016)	(17,422)	(89,841)	(86,173)
Net premiums written	$159,178	$126,825	$433,613	$403,777
Direct premiums earned	$177,657	$163,424	$508,668	$480,135
Reinsurance assumed	3,389	3,407	10,294	8,853
Reinsurance ceded	(29,563)	(26,822)	(85,764)	(76,337)
Premiums earned	$151,483	$140,009	$433,198	$412,651

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2015 and 2014 were $11.8 million and $14.9 million, respectively, and were $37.7 million and $40.7 million for the nine months ended September 30, 2015 and 2014, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below "A-", the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2015 and December 31, 2014, the liability for such assessments was $4.8 million and $4.6 million, respectfully, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the "Other invested assets" line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $16.7 million. These limited partnership contractual agreements have expiration dates up to ten years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$85,915	$75,476	$237,149	$222,376
Transportation	49,163	47,999	147,604	140,939
Specialty Personal Lines	7,647	8,418	22,835	27,344
Hawaii and Alaska	5,131	4,695	14,733	13,269
Other	3,627	3,421	10,877	8,723
Total premiums earned	151,483	140,009	433,198	412,651
Net investment income	9,927	9,130	29,411	26,615
Net realized (losses) gains on investments	(3,836)	2,622	(2,336)	6,294
Other	1,046	941	2,762	2,487
Total revenues	$158,620	$152,702	$463,035	$448,047

12. Accumulated Other Comprehensive Income, Net of Tax ("AOCI")
The following table presents the changes in the Company's AOCI:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$20,767	$29,966
Net unrealized losses on available-for-sale securities:
Net unrealized holding losses on securities arising during the period, net of tax	(5,128)	(4,516)
Reclassification adjustment for net realized losses (gains) included in net income, net of tax	457	(1,020)
Other comprehensive loss, net of tax	(4,671)	(5,536)
Ending balance	$16,096	$24,430

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Beginning balance	$24,483	$19,281
Net unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period, net of tax	(7,731)	6,921
Reclassification adjustment for net realized gains included in net income, net of tax	(656)	(1,772)
Other comprehensive (loss) income, net of tax	(8,387)	5,149
Ending balance	$16,096	$24,430

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and nine months ended September 30, 2015 and 2014, categorized by the respective affected line items in the Consolidated Statements of Income:

	Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
(Decrease) increase to net realized (losses) gains on investments	$(702)	$1,570
(Decrease) increase to income before income taxes	(702)	1,570
(Decrease) increase to provision for income taxes	(245)	550
(Decrease) increase to net income	$(457)	$1,020

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Increase to net realized gains on investments	$1,009	$2,726
Increase to income before income taxes	1,009	2,726
Increase to provision for income taxes	353	954
Increase to net income	$656	$1,772

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
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), Hudson Indemnity, Ltd. (“HIL”) and five active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 42 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our active agency and service subsidiaries.

As of September 30, 2015, Great American Insurance Company (“Great American”) owned 51.1% of our outstanding common shares.
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
Our 2014 results include transaction expenses we incurred related to the February 5, 2014 Great American unsolicited tender offer to acquire all of our remaining outstanding common shares not already owned by Great American. Transaction expenses primarily consisted of financial advisory and legal services incurred in connection with the tender offer and related litigation. Great American withdrew the tender offer on March 16, 2014.
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

	Three Months Ended September 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,638	$0.39	$7,089	$0.36
After-tax net realized (losses) gains from investments	(2,493)	(0.13)	1,704	0.08
Net income	$5,145	$0.26	$8,793	$0.44

	Nine Months Ended September 30,
	2015		2014
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$20,414	$1.03	$3,420	$0.17
After-tax net realized (losses) gains from investments	(1,518)	(0.08)	4,091	0.21
After-tax impact from transaction expenses	—	—	(1,406)	(0.07)
Net income	$18,896	$0.95	$6,105	$0.31
We recorded net income for the three months ended September 30, 2015 of $5.1 million ($0.26 per share diluted) compared to net income of $8.8 million ($0.44 per share diluted) for the same period in 2014. The decrease in net income during the three month period was due primarily to after-tax net realized losses from investments. Such losses were largely attributable to other-than-temporary impairment charges primarily from securities related to the energy sector, as well as equity securities within the financial services and, to a lesser extent, other non-energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. In addition, other invested assets produced net losses during the third quarter of 2015, which were also impacted by declines in the energy sector and equity markets. Our loss and LAE ratio for the three month periods were comparable at 79.3% and 79.1%, respectively.
We recorded net income for the nine months ended September 30, 2015 of $18.9 million ($0.95 per share diluted) compared to net income of $6.1 million ($0.31 per share diluted) for the same period in 2014. The increase in net income for the nine month period was driven by a decrease in our loss and LAE ratio to 79.0% for the nine months ended September 30, 2015 compared to 84.1% for the same period in 2014. The elevated 2014 loss ratio was primarily attributable to unfavorable development from prior years’ loss reserves, which included $20 million in prior year loss and loss expense reserve strengthening, primarily for accident years 2011, 2012 and 2013.  The majority of such strengthening was concentrated in our commercial auto liability lines of business. Also contributing to the improvement in net income for the nine month period were increases in net investment income due to higher average investment balances compared to the prior period. Partially offsetting these increases to the nine month period net income was after-tax other-than-temporary impairment charges and losses from other invested assets primarily concentrated in the energy sector as discussed previously. Net income for the first nine months of 2014 was adversely impacted by after-tax transaction expenses related to the Great American tender offer.
Our net income from operations for the three and nine months ended September 30, 2015 was $7.6 million ($0.39 per share diluted) and $20.4 million ($1.03 per share diluted), compared to net income of $7.1 million ($0.36 per share diluted) and $3.4 million ($0.17 per share diluted) for the same periods in 2014. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by the broader business component description, which were determined based primarily on similar economic characteristics, products, and services:

	Three Months Ended September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$101,224	55.3%	$64,435	44.8%
Transportation	62,663	34.2%	60,496	41.9%
Specialty Personal Lines	8,278	4.5%	8,717	6.0%
Hawaii and Alaska	7,067	3.9%	6,648	4.6%
Other	3,962	2.1%	3,951	2.7%
Gross premiums written	$183,194	100.0%	$144,247	100.0%

	Nine Months Ended September 30,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$291,502	55.7%	$257,382	52.6%
Transportation	174,911	33.4%	178,358	36.4%
Specialty Personal Lines	27,566	5.3%	28,044	5.7%
Hawaii and Alaska	17,609	3.4%	16,667	3.4%
Other	11,866	2.2%	9,499	1.9%
Gross premiums written	$523,454	100.0%	$489,950	100.0%
Three months ended September 30, 2015 compared to September 30, 2014. During the three months ended September 30, 2015, our gross premiums written increased $38.9 million, or 27.0%, compared to the same period in 2014, primarily attributable to growth in our ART component. Gross premiums written in our ART component increased $36.8 million, or 57.1%, during the current period compared to the same period last year primarily due to the addition of one large insured to our national account ART product. Additionally, our ART business achieved average rate increases on renewed business of approximately 6% and benefited from an increased exposure base and strong renewal retention. Our transportation component had moderate growth of $2.2 million, or 3.6%, due primarily to a shift in available renewal premium, as one large account renewed in the third quarter of 2015 that had previously renewed in the second quarter of 2014, as well as new business premium and rate increases on renewed business which averaged approximately 5% in the current period. New business premium was added to several of our traditional products including our passenger transportation, home delivery, crane and heavy haul and paratransit insurance operations. The growth within our transportation component was partially offset by our continued underwriting efforts which have led to rate actions and non-renewals of multiple accounts, primarily from our traditional trucking and tow related products.
Nine months ended September 30, 2015 compared to September 30, 2014. During the first nine months of 2015, our gross premiums written increased $33.5 million, or 6.8%, compared to the same period in 2014 primarily due to growth within our ART component. Gross premiums written reflect overall average rate increases on renewed business of approximately 6% in the current period. Gross premiums written in our ART component increased $34.1 million, or 13.3%, during the first nine months of 2015 compared to the same period in 2014 due primarily to the addition of one large insured to our national account ART product and, to a lesser extent, new business written and exposure growth within several of our existing ART products. Additionally, we achieved average rate increases on renewed business in our ART component of approximately 5% in the current period. Partially offsetting these increases were lower renewals resulting from rate actions taken on several large accounts within our group captive and national account ART products, as well as the loss of one national account insured to aggressive competition. Also, several large group ART insureds changed programs during the first quarter of 2014, resulting in a portion of this business renewing in the fourth quarter of 2014, instead of the first quarter of 2015. Gross premiums written in our transportation component decreased $3.4 million, or 1.9%, due to lower renewals from rate actions taken on underperforming accounts within our traditional trucking, tow and waste operations products. These decreases were partially offset by average rate increases on renewal business in our transportation component of approximately 7% and new business premium written on our home delivery product. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $2.4 million, or 24.9%, compared to the same period in 2014.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the three months ended September 30, 2015 and 2014, we recorded net premium assessments of $0.8 million and $2.2 million, respectively. For the nine months ended September 30, 2015 and 2014, we recorded net premium assessments of $6.1 million and $7.5 million, respectively.

Premiums Earned
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Three Months Ended September 30,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$85,915	$75,476	$10,439	13.8%
Transportation	49,163	47,999	1,164	2.4%
Specialty Personal Lines	7,647	8,418	(771)	(9.2)%
Hawaii and Alaska	5,131	4,695	436	9.3%
Other	3,627	3,421	206	6.0%
Total premiums earned	$151,483	$140,009	$11,474	8.2%

	Nine Months Ended September 30,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$237,149	$222,376	$14,773	6.6%
Transportation	147,604	140,939	6,665	4.7%
Specialty Personal Lines	22,835	27,344	(4,509)	(16.5)%
Hawaii and Alaska	14,733	13,269	1,464	11.0%
Other	10,877	8,723	2,154	24.7%
Total premiums earned	$433,198	$412,651	$20,547	5.0%
Three months ended September 30, 2015 compared to September 30, 2014. Our premiums earned increased $11.5 million, or 8.2%, to $151.5 million during the three months ended September 30, 2015 compared to $140.0 million for the same period in 2014. The increase in premiums earned was primarily attributable to our ART component, which grew $10.4 million, or 13.8%, over 2014. Our ART component growth was primarily from the addition of one large insured to our national account ART product during the third quarter, rate and exposure increases on renewed business and the addition of new participants in our existing ART captive programs. We experienced modest growth within our transportation component which has primarily been due to new business premium and rate increases on renewed business within our passenger transportation and home delivery insurance products. Partially offsetting this component's growth has been rate actions and non-renewals of underperforming accounts within our traditional trucking and tow products. The decrease in our specialty personal lines component of $0.8 million, or 9.2%, reflects our decision to stop selling our commercial vehicle product in late 2013. The increase in our Hawaii and Alaska component of $0.4 million, or 9.3%, is due to high retention and rate increases on renewed business, as well as new business written. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.2 million, or 6.0%, compared to the same period in 2014.
Nine months ended September 30, 2015 compared to September 30, 2014. Our premiums earned increased $20.5 million, or 5.0%, to $433.2 million during the nine months ended September 30, 2015 compared to $412.7 million for the same period in 2014. The increase in premiums earned was primarily attributable to our ART and transportation components, which grew $14.8 million, or 6.6%, and $6.7 million, or 4.7%, respectively. Such growth was partially offset by our specialty personal lines component which decreased $4.5 million, 16.5%, compared to 2014. The changes experienced in our ART, transportation and specialty personal lines components, as well as the changes to our Hawaii and Alaska, and other components, are attributable to the same factors as discussed above for the three month period.

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
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 5% and 6% overall in the current quarter and year, respectively, with several of our products having double digit increases. We apply the same pricing criteria to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.

The table below presents our net premiums earned and combined ratios for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross premiums written	$183,194	$144,247	$523,454	$489,950
Ceded reinsurance	(24,016)	(17,422)	(89,841)	(86,173)
Net premiums written	159,178	126,825	433,613	403,777
Change in unearned premiums, net of ceded	(7,695)	13,184	(415)	8,874
Total premiums earned	$151,483	$140,009	$433,198	$412,651
Combined ratios:
Loss and LAE ratio (1)	79.3%	79.1%	79.0%	84.1%
Underwriting expense ratio (2)	19.3%	20.0%	20.1%	20.3%
Combined ratio	98.6%	99.1%	99.1%	104.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.

Three months ended September 30, 2015 compared to September 30, 2014. Our loss and LAE ratio for the three months ended September 30, 2015 was relatively flat compared to the same period last year, increasing 0.2 combined ratio points to 79.3% compared to 79.1% in 2014. We experienced no loss development during the current period and development recorded in the prior period was inconsequential. Severe claim activity was comparable for both periods.
The underwriting expense ratio for the three months ended September 30, 2015 of 19.3% decreased slightly compared to 20.0% for the same period in 2014 due primarily to changes in our mix of business written.

Nine months ended September 30, 2015 compared to September 30, 2014. Our loss and LAE ratio for the nine months ended September 30, 2015 decreased 5.1 combined ratio points to 79.0% compared to 84.1% during the same period in 2014. This decrease over the prior period is primarily attributable to adverse development on prior years' loss reserves and the related reserve strengthening recorded during the second quarter of 2014. For the nine months ended September 30, 2015, we had unfavorable development from prior years’ loss reserves of $4.7 million, or 1.0 combined ratio points, compared to $30.0 million, or 7.3 combined ratio points, for the same period last year. The unfavorable development in the current period was concentrated in our commercial auto liability line of business and was primarily attributable to products we no longer offer or customers which we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. The 2014 adverse development primarily consisted of $20.0 million related to reserve strengthening predominantly in our commercial auto liability line of business for accident years 2011, 2012 and 2013. Excluding development from prior year claims, the loss and LAE ratio reported during the first nine months of 2015 and 2014 was 78.0% and 76.8%, respectively, and reflects an increase in claims severity on our commercial auto line of business. Such increase was concentrated in our moving and storage business and occurred primarily on quality operators with histories of good performance. We have non-renewed one of the accounts and will continue to be diligent in applying our underwriting disciplines on all remaining business.
The underwriting expense ratio for the nine month periods ended September 30, 2015 and 2014 of 20.1% and 20.3%, respectively, is indicative of our continued effectiveness managing operating costs over increased premiums earned. Additionally, our underwriting expense ratio for the current year reflects changes in our mix of business written as discussed above for the three month period.
We continue to be diligent in monitoring and maintaining disciplined underwriting among all lines of business. This has been evidenced through our pricing and risk selection of new and renewal business as we pursue rate increases and take rate actions on or non-renew underperforming accounts. In addition to our stringent underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.

Net Investment Income
2015 compared to 2014. For the three and nine months ended September 30, 2015, net investment income was $9.9 million and $29.4 million, respectively, compared to $9.1 million and $26.6 million for the same periods in 2014. The increase in net investment income for both the three and nine months ended September 30, 2015 of $0.8 million, or 8.7%, and $2.8 million, or 10.5%, respectively, compared to the same periods in 2014, is primarily due to higher average invested assets.

Net Realized (Losses) Gains on Investments
2015 compared to 2014. Pre-tax net realized losses on investments were $3.8 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, compared to pre-tax net realized gains of $2.6 million and $6.3 million for the same periods in 2014. The pre-tax net realized losses for both the third quarter and the first nine months of 2015 were primarily due to other-than-temporary impairment charges of $3.1 million and $4.5 million, respectively, and were primarily from securities related to the energy sector, as well as equity securities within the financial services and, to a lesser extent, other non-energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. In addition, other invested assets produced net losses of $1.3 million for the third quarter of 2015, which were also impacted by the declines in the energy sector. For the nine months ended September 30, 2015, other invested assets generated net gains of $0.1 million. Partially offsetting these losses for both the three and nine months ended September 30, 2015, were gains generated from the sales or redemptions of securities of $0.6 million and $2.1 million, respectively. The pre-tax net realized gains for both the third quarter and first nine months of 2014 were partially generated from sales of securities totaling $1.9 million and $3.8 million, respectively. In addition, other invested assets produced net gains of $1.0 million and $3.2 million for the third quarter and first nine months of 2014, respectively. Offsetting these gains for the three and nine months ended September 30, 2014, were other-than-temporary impairment charges of $0.3 million and $0.7 million, respectively, related to several securities due to the uncertainty surrounding the timing and extent of recovery.

Commissions and Other Underwriting Expenses
2015 compared to 2014. For the three and nine months ended September 30, 2015 and 2014, commissions and other underwriting expenses were relatively flat. For the three month periods such expenses were $24.2 million and $24.1 million, or 16.0% and 17.2% as a percentage of premiums earned, respectively. For both the nine month periods ended September 30, 2015 and 2014 such expenses were $70.5 million, or 16.3% and 17.1%, respectively, as a percentage of premiums earned. The improvement in commissions and other underwriting expenses as a percentage of premiums earned reflects changes in our mix of business written.

Other Operating and General Expenses
2015 compared to 2014. For the three months ended September 30, 2015 and 2014, other operating and general expenses were $6.1 million and $4.9 million, respectively, while such expenses for the nine month periods were $19.3 million and $15.8 million, respectively. The increase in these expenses is primarily attributable to an increase in personnel and information technology resources to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 4.1% and 3.5% for the three months ended September 30, 2015 and 2014, respectively, and 4.4% and 3.8% for the nine months ended September 30, 2015 and 2014, respectively.

Transaction Expenses
2015 compared to 2014. During the nine month period ended September 30, 2014, we incurred $2.2 million in transaction expenses related to the Great American tender offer. Transaction expenses primarily consisted of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in the transaction expenses was $0.6 million related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the expenses he incurred personally in connection with the tender offer.

Expense on Amounts Withheld
2015 compared to 2014. We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in the “Net investment income” and “Net realized gains on investments”

lines, respectively, on our Consolidated Statements of Income. For the three and nine month periods ended September 30, 2015, expense on amounts withheld were $1.6 million and $4.8 million, decreasing 18.7% and 4.0%, respectively, compared to the $2.0 million and $5.0 million reported during the same periods in 2014. Such decreases for both the three and nine month periods were primarily due to several securities invested on behalf of certain ART programs that were sold during the three month period ended September 30, 2014, generating net realized gains on investments and thereby increasing the expense on amounts withheld.

Income Taxes
2015 compared to 2014. The income tax provision for the nine months ended September 30, 2015 reflects our full-year effective tax rate of 27.1%, which represents an 8.0 percentage point increase from the 19.1% effective tax rate reported for the same period in 2014. Such increase was primarily driven by an increase in income before taxes over the prior period. As a result of recording our provision for income taxes based on our full-year estimated effective tax rate, our effective tax rate for the third quarter of 2015 increased 1.5 percentage points to 21.2% as compared to 19.7% for the same period in 2014.

Financial Condition
Investments
At September 30, 2015, our investment portfolio contained $1.0 billion in fixed maturity securities and $90.0 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $48.0 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At September 30, 2015, we had pre-tax net unrealized gains of $23.7 million on fixed maturities and $1.1 million on equity securities. Our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments, guidelines in our investment policy and market opportunities.
At September 30, 2015, 90.6% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at September 30, 2015 were $318.8 million of state and local government obligations, which represented approximately 30.5% of our fixed maturity portfolio, with approximately $277.6 million, or 87.1%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.8% of such securities were rated investment grade at September 30, 2015. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2015.
Included in fixed maturities at September 30, 2015 were $182.0 million of residential and commercial mortgage-backed securities ("MBS"). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summarized information for our MBS at September 30, 2015 is shown in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain (Loss)
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$94,386	$95,674	101%	$1,288
Non-agency prime	12,666	13,669	108%	1,003
Alt-A	18,144	19,546	108%	1,402
Subprime	36,120	38,275	106%	2,155
Commercial	13,969	14,832	106%	863
	$175,285	$181,996	104%	$6,711
At September 30, 2015, approximately 66.0% of our MBS, having a fair value of $120.9 million, were rated investment grade by major rating firms. The National Association of Insurance Commissioners ("NAIC") assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and the statutory carrying value. At September 30, 2015, 99.6% (based on statutory carrying value of $177.2 million) of our MBS had an NAIC designation of 1 or 2.
Certain European countries, including the so-called "peripheral countries" (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At September 30, 2015, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
Summary information for securities with unrealized gains or losses at September 30, 2015 is shown in the following table. Approximately $8.9 million of fixed maturities and $3.4 million of equity securities had no unrealized gains or losses at September 30, 2015.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$854,398	$180,230
Amortized cost of securities	825,195	185,721
Gross unrealized gain or (loss)	$29,203	$(5,491)
Fair value as a % of amortized cost	103.5%	97.0%
Number of security positions held	746	215
Number individually exceeding $50,000 gain or (loss)	167	28
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$3,683	$(22)
State, municipalities and political subdivisions	11,047	(256)
Residential mortgage-backed securities	6,577	(728)
Commercial mortgage-backed securities	876	(14)
Other debt obligations	1,039	(523)
Financial institutions, insurance and real estate	2,290	(524)
Industrial and other	3,691	(3,424)
Percent rated investment grade (a)	92.8%	80.2%
Equity Securities:
Fair value of securities	$42,398	$44,209
Cost of securities	35,268	50,289
Gross unrealized gain or (loss)	$7,130	$(6,080)
Fair value as a % of cost	120.2%	87.9%
Number individually exceeding $50,000 gain or (loss)	33	24

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at September 30, 2015, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	3.4%	1.1%
After one year through five years	34.9%	31.7%
After five years through ten years	37.5%	37.3%
After ten years	7.9%	6.1%
	83.7%	76.2%
Mortgage-backed securities	16.3%	23.8%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At September 30, 2015
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (36 issues)	$60,564	$2,465	104.2%
One year or longer (131 issues)	261,041	17,630	107.2%
$50,000 or less (579 issues)	532,793	9,108	101.7%
	$854,398	$29,203
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (25 issues)	$25,709	$(3,151)	89.1%
One year or longer (3 issues)	1,878	(538)	77.7%
$50,000 or less (187 issues)	152,643	(1,802)	98.8%
	$180,230	$(5,491)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (13 issues)	$5,546	$1,194	127.4%
One year or longer (20 issues)	15,495	4,639	142.7%
$50,000 or less (56 issues)	21,357	1,297	106.5%
	$42,398	$7,130
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (24 issues)	$24,000	$(5,151)	82.3%
One year or longer (0 issues)	—	—	0.0%
$50,000 or less (46 issues)	20,209	(929)	95.6%
	$44,209	$(6,080)

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

Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statement of Cash Flows are shown below (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$123,223	$66,566
Net cash used in investing activities	(89,035)	(24,329)
Net cash used in financing activities	(6,067)	(4,939)
Net increase in cash and cash equivalents	$28,121	$37,298
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the nine months ended September 30, 2015, cash flows from premiums and investment income have provided sufficient funds to meet these requirements without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $28.1 million from $53.6 million at December 31, 2014 to $81.7 million at September 30, 2015. We generated net cash from operations of $123.2 million for the nine months ended September 30, 2015, compared to $66.6 million during the same period in 2014, which is primarily attributable to an increase in premiums collected and a decrease in cash payments made for loss and loss adjustment expenses year-over-year. Additionally, the increase reflects a $5.9 million cash settlement received in 2015 related to the Vanliner balance sheet guaranty compared to a payment of $9.1 million under the guaranty in 2014.
Net cash used in investing activities was $89.0 million and $24.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash used in investing activities was primarily attributable to fixed maturity security purchases exceeding sales, maturities and redemptions. Purchases of and proceeds from the redemption of fixed maturity securities were $202.9 million and $124.1 million, respectively, for the period ending September 30, 2015, compared to $125.3 million and $99.3 million, respectively, for the same period last year. The increase in purchases of fixed maturity securities was concentrated in U.S. government agency bonds and other debt obligations and was primarily driven by reinvesting funds in excess of cash requirements.
Net cash used in financing activities was $6.1 million and $4.9 million for the nine months ended September 30, 2015 and 2014, respectively. Our financing activities include those related to stock option activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. Based on our A.M. Best insurance group rating of “A” at September 30, 2015, we would pay interest at a LIBOR rate plus 0.875%. At September 30, 2015, we had $12.0 million outstanding under the Credit Agreement, with the interest rate on this debt equal to the six-month LIBOR (0.405% at September 30, 2015) plus 0.875%, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2015, we were in compliance with all covenants.

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

Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At September 30, 2015 and December 31, 2014, we had $976.2 million and $883.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, we analyze historic data and estimate the impact of various loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. Additionally, management utilizes analysis that is derived from a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American review the recorded reserves for NIIC, VIC, NIIC-HI and TCC and provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by these U.S. insurance subsidiaries. The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of September 30, 2015 and December 31, 2014 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2015 and December 31, 2014.
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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2015, we recorded other-than-temporary impairment charges of $3.1 million and $4.5 million, respectively, in earnings on both equity and fixed maturity securities, primarily within the energy and financial services sectors. The impairment charges on equity securities of $2.0 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, were due to the uncertainty surrounding the timing and extent of ultimate recovery. The impairment charges on fixed maturity securities of $1.1 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, occurred as management is uncertain of full principle repayment on these securities. During the three and nine months ended September 30, 2014, we recorded other-than-

temporary impairment charges of $0.3 million and $0.7 million, respectively, in earnings. The impairment charges for the three months ended September 30, 2014 were primarily related to equity securities where management is uncertain of timing and extent of ultimate recovery. The impairment charges for the nine months ended September 30, 2014 were related to equity securities and mortgage-backed securities, for which previous impairment charges had been recorded. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”

Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2015, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2015, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statement of Income

(iii)	Consolidated Statement of Comprehensive Income

(iv)	Consolidated Statement of Shareholders’ Equity

(v)	Consolidated Statement of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	November 4, 2015	/s/ David W. Michelson
David W. Michelson
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 4, 2015	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)