Form 10-K
period 2015-12-31
National Interstate CORP
filed 2016-03-10
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015	Commission File No. 000-51130
National Interstate Corporation
(Exact name of registrant as specified in its charter)

Ohio	34-1607394
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $202.0 million (based upon non-affiliate holdings of 7,395,196 shares and a market price of $27.32 at June 30, 2015).
As of March 4, 2016 there were 19,924,535 shares of the Registrant’s Common Shares ($0.01 par value) outstanding.
Documents Incorporated by Reference:
Proxy Statement for 2016 Annual Meeting of Shareholders (portions of which are incorporated by reference into Part III hereof).

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

PART I

ITEM 1    Business

Introduction
National Interstate Corporation (the “Company”, “we”, “our”, “us”) and its subsidiaries operate as an insurance holding company group that underwrites and sells traditional and alternative property and casualty insurance products primarily to the passenger transportation, trucking and moving and storage industries, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles throughout the United States. Our principal executive offices are located at 3250 Interstate Drive, Richfield, Ohio, 44286 and our telephone number is (330) 659-8900. Securities and Exchange Commission (the “SEC”) filings, news releases, our Code of Ethics and Conduct and other information may be accessed free of charge through our website at http://invest.natl.com. Information on the website is not part of this Form 10-K. We make all documents that we file with, or furnish to, the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, available on our website as soon as reasonably practicable. These reports are also available on the SEC's website at http://www.sec.gov.
Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is our majority shareholder. At December 31, 2015, Great American owned 51.1% of our outstanding shares. Our common shares trade on the Nasdaq Global Select Market under the symbol “NATL.”

Property and Casualty Insurance Operations
We are a specialty property and casualty insurance company with a niche orientation and a focus on the transportation industry. Founded in 1989, we have had an uninterrupted record of profitability in every year since 1990, our first full year of operation. We have also reported an underwriting profit in 22 of the 27 years we have been in business. For the year ended December 31, 2015, we had gross premiums written (direct and assumed) of $727.1 million and net income of $20.8 million.
Our Products
We offer approximately 40 product lines in the specialty property and casualty insurance market, which we group into four general business components (alternative risk transfer (“ART”), transportation, specialty personal lines and Hawaii and Alaska) based on the class of business, insureds’ risk participation or geographic location.
The following table sets forth an analysis of gross premiums written by business component during the years indicated:

	Year Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$412,443	56.7%	$374,152	54.3%	$326,305	51.7%
Transportation	237,271	32.6%	245,261	35.6%	228,139	36.1%
Specialty Personal Lines	35,295	4.9%	35,597	5.2%	47,715	7.5%
Hawaii and Alaska	22,284	3.1%	21,276	3.1%	20,096	3.2%
Other	19,826	2.7%	12,717	1.8%	9,738	1.5%
Gross premiums written	$727,119	100.0%	$689,003	100.0%	$631,993	100.0%

The range of in-force premium and annual premium averages at December 31, 2015 for the products we offer for each business component were as follows:

	Premium Range	Annual Averages
	(Dollars in thousands)
Alternative Risk Transfer	$1,000 - $38,100	$9,600
Transportation	$2,900 - $46,400	$18,200
Specialty Personal Lines	$3,200 - $29,600	$12,100
Hawaii and Alaska	$10,500 - $11,300	$10,900

Alternative Risk Transfer.    We underwrite, market and distribute primarily truck transportation, passenger transportation and moving and storage ART insurance products, also known as captives. ART products function by utilizing insurance or reinsurance companies that are owned or “rented” (as described below) by the participants in the program. Participants may include homogeneous groups of passenger transportation, trucking or moving and storage companies, transportation insurance agencies and individual, larger insureds as single participants in our national account ART products. Program participants share in the underwriting profits or losses and the investment results associated with the risks of being insured through the program. Participants in these programs typically are interested in improved risk control, increased participation in the claims settlement process and asset investment features associated with an ART insurance program.
We support two forms of ART programs – member-owned and rental. In a member-owned ART program, the participants form, capitalize and manage their own reinsurance company. In a rental ART program, the reinsurance company is formed, capitalized and managed by someone other than the participants. The participants in a rental ART program pay a fee to use the reinsurance facility in their ART program; in other words, the participants “rent” it. For both member-owned and rental ART programs, we typically underwrite and price the risk, issue the policies and adjust the claims. A portion of the risk and premium is ceded to the ART insurance program. The ART insurance program serves the same purpose for the participants regardless of whether they own the reinsurance company or rent it. Hudson Indemnity, Ltd. (“HIL”), our consolidated subsidiary, is “rented” to program participants to facilitate the transfer of risk to the participants and the respective program’s results are recorded solely in HIL’s financial statements. Captive reinsurance facilities owned and managed directly by the member-owned program participants are not consolidated in our financial results since they are not variable interest entities.
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
The premiums generated by each of the ART insurance programs offered by us are developed in a similar manner. The most important component of the premium charged is the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Participants may assume 100% of the losses in the first loss layer or participate in a quota share arrangement, where the losses are shared between the participants and us. The loss layers typically range from $50,000 to $700,000 per occurrence and our members’ participation percentages in quota share arrangements generally range from 30% to 50%. Each participant’s loss fund layer is analyzed quarterly on a policy year basis to determine if the loss fund is sufficient to cover all losses within the layer. If the results in the loss fund layer are unfavorable to expectations an assessment of premium is charged and if results are favorable to expectations a return of premium is credited at the participant or group level. Typically, the premium and losses incurred through the funding of our captive participant’s loss layer are comparable period-over-period. However, increased member participation or assessment premium charged on the loss fund layer through HIL has the potential to unfavorably impact our loss and LAE ratio, and conversely, have a favorable impact on our underwriting expense ratio, when comparing results to a prior period.
Once the participants’ loss fund is established, all other expenses related to the coverages and services being provided are derived by a formula which is agreed to in advance by the ART program participants and the service providers. We provide services, including policy issuance, claims adjusting and insurance coverage in excess of the ART program retention, for our participants utilizing either our rental captive or a member owned captive. Additionally, for rental captive participants we provide loss control services and management of their captive program, whereas for member owned captive participants we coordinate these services with the member owned captive manager. These items, which are included in premiums charged to the insured, range from approximately 30% to 70% of a $1 million policy premium depending on the program structure and the loss layer ceded to the ART program.
Since our first member-owned ART program in the passenger transportation insurance market was established in 1995, we have established additional ART products for passenger and commercial transportation, including but not limited to, rental cars, paratransit operations, taxi cabs, liquefied petroleum gas distributors, waste haulers, buses, crane and rigging operators, trucks and moving and storage companies. As of December 31, 2015, we insured approximately 450 transportation companies in ART programs. For the year ended December 31, 2015, we collectively had two customers that made up 19.0% of the total ART component revenues with one customer that independently accounted for 10.1% of the total ART revenues. Due to this concentration of revenue among a group of customers, if an event were to adversely affect one of these customers, it could have a material impact on our revenues from ART products.
Transportation.    We believe that we are one of the largest writers of insurance for the passenger transportation and moving and storage industries in the United States. In our transportation component, we underwrite commercial auto liability, general liability, physical damage, workers' compensation and motor truck cargo and related coverages for truck and passenger operators. Passenger transportation operators include charter and tour bus companies, municipal transit systems, school transportation contractors, limousine companies, inter-city bus services and community service and paratransit operations. We also provide tailored coverages to the moving and storage industry including, but not limited to, commercial auto liability, physical damage, workers’ compensation, employers’ liability, cargo, commercial umbrella, commercial property, general liability, crime, equipment breakdown, inland marine and movers and warehousemen’s liability. No one customer in our transportation component accounted for 10% or more of the revenues of this component during 2015 or 2014.
Specialty Personal Lines.    We believe our specialty recreational vehicle, or RV insurance program, differs from those offered by traditional personal auto insurers because we offer coverages written specifically for RV owners, including those who live in their RV full-time. We offer coverage for campsite liability, vehicle replacement coverage and coverage for trailers, golf carts and campsite storage facilities. In addition to our RV product, we also offer companion personal auto coverage to RV policyholders covering automobiles owned by our insured RV policyholders. One feature of our companion auto product that we believe is not generally available from other insurers is the application of a single deductible when an insured RV and the insured companion auto being towed are both damaged in an accident. We also assume all of the net risk related to policies for RV risks underwritten by us and issued by Great American. No one customer in our specialty personal lines component accounted for 10% or more of the revenues of this component during 2015 or 2014.

Hawaii and Alaska.    Our Hawaii office provides general commercial and transportation insurance for business owners in both Hawaii and Alaska and has become a leading writer of public and truck transportation in both states. No one customer in our Hawaii and Alaska component accounted for 10% or more of the revenues of this component during 2015 or 2014.
Geographic Concentration
The following table sets forth the geographic distribution of our direct premiums written for the years indicated:

	Year Ended December 31,
	2015		2014
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
California	$107,667	15.2%	$102,328	15.1%
Texas	40,926	5.8%	33,784	5.0%
New York	40,174	5.7%	39,093	5.8%
Florida	33,756	4.8%	32,491	4.8%
Missouri	33,689	4.8%	27,960	4.1%
New Jersey	31,700	4.5%	30,668	4.5%
North Carolina	29,083	4.1%	34,183	5.1%
Pennsylvania	28,371	4.0%	29,846	4.4%
Illinois	24,644	3.5%	21,479	3.2%
All other states	338,480	47.6%	324,989	48.0%
Direct premiums written	$708,490	100.0%	$676,821	100.0%

Concentration by Statutory Line of Business
The following table sets forth our direct premiums written by statutory line of business for the years indicated:

	Year Ended December 31,
	2015		2014
	Volume	Percent of Total	Volume	Percent of Total
	(Dollars in thousands)
Auto and other liability	$331,451	46.8%	$359,569	53.1%
Workers’ compensation	278,290	39.3%	217,455	32.1%
Auto physical damage	81,947	11.6%	82,375	12.2%
All other lines	16,802	2.3%	17,422	2.6%
Direct premiums written	$708,490	100.0%	$676,821	100.0%
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
Marketing and Distribution
We offer our products through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. During the year ended December 31, 2015, approximately 90% of our gross premiums written were generated by unaffiliated producers (i.e., independent agents, brokers and program administrators) and approximately 10% were generated by our affiliated agencies. Together, our top two unaffiliated producers accounted for an aggregate of 13.5% of our gross premiums written during 2015.

Reinsurance
We reinsure a portion of our business to other insurance companies, which permits diversification of our risks and limits our maximum loss arising from large or unusually hazardous risks or catastrophic events. We are subject to credit risk with respect to our reinsurers, because the ceding of risk to a reinsurer generally does not relieve us of liability to our insureds until claims are fully settled. To mitigate this credit risk, we cede business only to reinsurers if they meet our credit ratings criteria of an A.M. Best rating of “A-” or better. If a reinsurer is not rated by A.M. Best or their rating falls below “A-”, our contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that we deem acceptable.
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
Claims arising under our insurance policies are reviewed, supervised and handled by our internal claims department. As of December 31, 2015, our claims organization employed 223 people (31% of our employee group) and operated out of three regional offices. All of our claims employees have been trained to handle claims according to our customer-focused claims management processes and procedures and are subject to periodic audit. We systematically conduct continuing education for our claims staff in the areas of best practices, fraud awareness, legislative changes and litigation management. All large claim reserves are reviewed on a quarterly basis by executive claims management, and adjusters frequently participate in audits and large loss reviews with participating reinsurers. We also employ a formal large loss review methodology that involves senior company management, executive claims management and adjusting staff in a quarterly review of all large loss exposures.
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
Our claims department is organized by product and program specific divisions to allow the best understanding of our insured's organizations and particular risks. This structure enables our claims staff to become dedicated experts in particular product areas which enhances communication with our customers and increases cost effectiveness with claims resolution.
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

The following tables present the development of our loss reserves, net of reinsurance, on a U.S. generally accepted accounting principles (“GAAP”) basis for the calendar years 2005 through 2015. The top line of each table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for the indicated year. The next line, “As re-estimated at December 31, 2015,” shows the re-estimated liability as of December 31, 2015. The remainder of the table presents intervening development from the initially estimated liability. This development results from additional information and experience in subsequent years. The middle line shows a net cumulative redundancy (deficiency) which represents the aggregate percentage change in the liability initially estimated. The lower portion of the table indicates the cumulative amounts paid as of successive periods.

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net Liability for Unpaid Losses And LAE:	(Dollars in thousands)
As originally estimated	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339	$713,635	$796,384
As re-estimated at December 31, 2015	135,599	164,932	199,011	253,812	266,998	549,520	605,462	652,198	700,418	735,060
Liability re-estimated as of:
One year later	143,991	176,179	209,448	261,154	269,747	583,663	578,705	609,889	677,937	735,060
Two years later	142,929	173,860	207,281	250,185	267,995	553,526	579,048	633,458	700,418
Three years later	139,994	169,879	199,142	248,851	266,085	538,746	592,175	652,198
Four years later	138,108	166,043	198,852	248,675	263,346	543,274	605,462
Five years later	135,635	163,855	197,482	248,903	266,482	549,520
Six years later	134,328	163,279	196,405	251,645	266,998
Seven years later	134,686	163,055	197,774	253,812
Eight years later	134,553	164,230	199,011
Nine years later	135,293	164,932
Ten years later	135,599
Net cumulative redundancy (deficiency) [1]	15,845	16,919	11,291	8,628	9,421	46,616	(11,014)	(44,594)	(53,079)	(21,425)
Net cumulative redundancy (deficiency) — %	10.5%	9.3%	5.4%	3.3%	3.4%	7.8%	(1.9)%	(7.3)%	(8.2)%	(3.0)%
Cumulative paid as of:
One year later	51,901	63,314	67,673	91,615	90,410	182,652	201,717	240,981	276,653	272,712
Two years later	85,193	95,752	111,841	145,279	146,378	302,821	357,834	412,687	445,961
Three years later	101,340	119,984	141,484	182,163	189,177	399,997	466,486	514,939
Four years later	112,474	133,976	159,410	209,272	213,198	460,765	524,730
Five years later	117,073	140,160	170,085	220,421	227,573	485,348
Six years later	119,461	144,133	174,896	227,565	234,863
Seven years later	121,566	145,996	177,646	232,050
Eight years later	122,205	147,134	180,025
Nine years later	122,768	148,351
Ten years later	123,833

[1] —
Unfavorable development of $7.0M associated with Vanliner's guaranteed reserves was recorded in 2015. No development associated with Vanliner’s guaranteed reserves was recorded in 2014. Favorable development associated with Vanliner's guaranteed reserves recorded in 2013, 2012, and 2011 were $20.8 million, $19.0 million, and $9.8 million, respectively. Vanliner guaranteed reserve development related to accident years 2010 and prior is required to be reflected in calendar year 2010, which was the year of acquisition. See Note 2 to our consolidated financial statements - "Significant Accounting Policies" for a discussion of the contingent consideration related to the Vanliner guaranty. Excluding the Vanliner guaranty, we recorded unfavorable development of $14.4 million, $30.6 million and $23.1 million, for the years ending December 31, 2015, 2014 and 2013, respectively, in our Consolidated Statements of Income. See Note 12 to our consolidated financial statements - "Unpaid Losses and LAE," for a discussion of the impact on our unpaid losses and LAE.

The following is a reconciliation of our net liability to the gross liability for unpaid losses and LAE:

	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	(Dollars in thousands)
As originally estimated:
Net liability shown above	$151,444	$181,851	$210,302	$262,440	$276,419	$596,136	$594,448	$607,604	$647,339	$713,635	$796,384
Add reinsurance recoverables	71,763	84,115	91,786	137,561	140,841	202,509	182,128	167,701	156,443	169,443	217,811
Gross liability	$223,207	$265,966	$302,088	$400,001	$417,260	$798,645	$776,576	$775,305	$803,782	$883,078	$1,014,195
As re-estimated at December 31, 2015
Net liability shown above	$135,599	$164,932	$199,011	$253,812	$266,998	$549,520	$605,462	$652,198	$700,418	$735,060	N/A
Add reinsurance recoverables re-estimated	61,510	59,962	55,530	105,369	83,996	138,692	165,629	179,328	187,453	196,905	N/A
Gross liability	$197,109	$224,894	$254,541	$359,181	$350,994	$688,212	$771,091	$831,526	$887,871	$931,965	N/A
Gross cumulative (deficiency) redundancy	$26,098	$41,072	$47,547	$40,820	$66,266	$110,433	$5,485	$(56,221)	$(84,089)	$(48,887)	N/A
Gross cumulative (deficiency) redundancy — %	11.7%	15.4%	15.7%	10.2%	15.9%	13.8%	0.7%	(7.3)%	(10.5)%	(5.5)%	N/A

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

The preceding tables show our calendar year development for each of the last ten years resulting from reevaluating the original estimate of the loss and LAE liability on both a net and gross basis. Gross reserves are liabilities for direct and assumed losses and LAE before a reduction for amounts ceded. At December 31, 2015, our liability on a gross basis was $1.0 billion and our asset for ceded reserves was $217.8 million. The difference between gross development and net development is ceded loss and LAE reserve development. The range of dollar limits ceded by us is much greater and therefore more volatile than the range of dollar limits we retain, which could cause more volatility in estimates for ceded losses. Therefore, ceded reserves are more susceptible to development than net reserves. Net calendar year reserve development affects our income for the year while ceded reserve development or savings affects the income of reinsurers.

Investments
General
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income. We strive to protect capital while optimizing investment income, capital appreciation and maintaining appropriate liquidity. Our Board of Directors has approved investment guidelines established by management and reviews the portfolio performance at least quarterly for compliance with the established guidelines.

During 2015, we reinvested cash flows from sold and matured investments into primarily asset backed securities, which are categorized as other debt obligations, as these securities generally offered the best combination of yield, duration, and credit risk when considering other market opportunities and our existing holdings.

The following table presents the percentage distribution of our investment portfolio for the dates given based upon fair value:

	At December 31,
	2015	2014
Fixed maturities:
State and local government obligations	26.8%	30.9%
Other debt obligations	17.4%	9.6%
Corporate obligations	17.1%	18.0%
Residential mortgage-backed securities	13.3%	17.4%
U.S. Government and government agency obligations	12.8%	10.3%
Commercial mortgage-backed securities	1.2%	1.5%
Redeemable preferred stock	0.4%	0.4%
Total fixed maturities	89.0%	88.1%
Equity securities:
Common stocks	4.8%	5.7%
Nonredeemable preferred stocks	2.1%	2.0%
Total equity securities	6.9%	7.7%
Other invested assets	4.1%	4.2%
Total	100.0%	100.0%
The following table presents the yields of our investment portfolio exclusive of changes in unrealized gains and losses:

	Year Ended December 31,
	2015	2014	2013
Yield on fixed maturities:
Excluding realized gains and losses	3.6%	3.5%	3.5%
Including realized gains and losses	3.4%	3.6%	3.8%
Yield on equity securities:
Excluding realized gains and losses	5.2%	4.2%	4.1%
Including realized gains and losses	5.4%	7.2%	8.5%
Yield on other invested assets:
Excluding realized gains and losses	0.0%	0.0%	0.0%
Including realized gains and losses	(3.5)%	7.6%	3.9%
Yield on all investments:
Excluding realized gains and losses	3.6%	3.4%	3.4%
Including realized gains and losses	3.3%	4.1%	4.0%

The table below compares total returns on our fixed maturities and equity securities to comparable public indices. We benchmark our fixed maturity portfolio, excluding redeemable preferred stock, to the Barclays Intermediate Aggregate Index because we believe it best matches our investment strategy and the resulting composition of our portfolio. For similar reasons we benchmark our equity securities, including other invested assets, against the Standard & Poor’s (“S&P”) 500 Index. Both our performance and the indices include investment income, realized gains and losses and changes in unrealized gains and losses.

	Year Ended December 31,
	2015	2014	2013
Fixed maturities:
National Interstate Total Return on Fixed Maturities	2.4%	5.3%	1.6%
Barclays Intermediate Aggregate Index	1.2%	4.1%	(1.0)%
Equity securities:
National Interstate Total Return on Equity Securities	(4.3)%	6.9%	15.1%
S&P 500 Index	1.4%	13.7%	32.4%
Fixed Maturity Investments
Our fixed maturity portfolio is primarily invested in investment grade securities. The following table shows our fixed maturity securities by S&P or comparable rating as of December 31, 2015:

S&P or Comparable Rating	Amortized Cost	Fair Value	% of Total
	(Dollars in thousands)
AAA, AA, A	$812,263	$825,128	78.5%
BBB	134,334	133,744	12.7%
Total Investment Grade	946,597	958,872	91.2%
BB	23,733	21,969	2.1%
B	9,802	8,347	0.8%
CCC	19,026	20,529	2.0%
CC, C, D	39,072	41,271	3.9%
Total Non-Investment Grade	91,633	92,116	8.8%
Total	$1,038,230	$1,050,988	100.0%

At December 31, 2015, approximately 67% of our mortgage-backed securities (“MBS”), having a fair value of $114.6 million, were rated investment grade (BBB or better) by major rating firms. The National Association of Insurance Commissioners (“NAIC”) retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2015, 98.9% (based on statutory carrying value of $166.9 million) of our MBS had an NAIC designation of 1 or 2 (the highest of the six designations).

The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2015, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages and other securities with sinking funds, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	December 31, 2015
	Fair Value	% of Total
	(Dollars in thousands)
One year or less	$36,226	3.5%
More than one year to five years	375,561	35.7%
More than five years to ten years	387,039	36.8%
More than ten years	80,391	7.7%
	879,217	83.7%
Mortgage-backed securities	171,771	16.3%
Total fixed maturities	$1,050,988	100.0%

Fixed maturity investments are generally invested in securities with intermediate-term maturities with an objective of optimizing total return, including investment income, while allowing flexibility to react to changes in market conditions and maintaining sufficient liquidity to meet policyholder obligations. At December 31, 2015, the weighted average effective duration (adjusted for call provisions) was approximately 4 years and the weighted average maturity was 5.9 years. The concept of weighted average effective duration takes into consideration the probability of the exercise of the various call features associated with many of the fixed maturity securities we hold. Fixed maturity securities are frequently issued with call provisions that provide the issuer the option of accelerating the maturity of the security.

Competition
The commercial transportation insurance industry is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. We compete with numerous insurance companies and reinsurers, including large national underwriters and smaller niche insurance companies. We believe that our primary competitors in the commercial specialty insurance market include, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company, Baldwin & Lyons, Inc., ProSight Specialty Insurance Group, Inc., AmTrust Financial Services, Inc. and American International Group, Inc. In the specialty personal lines market, our primary competitors are Progressive Corporation, Nationwide Insurance Company and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company, Berkshire Hathaway, Umialik Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc., ProSight Specialty Insurance Group, Inc. and Transguard Insurance Company of America.
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

Ratings
A.M. Best assigned a current group rating of “A” (Excellent) to our domestic insurance companies. According to A.M. Best, “A” ratings are assigned to insurers that have, on balance, excellent balance sheet strength, operating performance and business profile when compared to the standards established by A.M. Best and, in A.M. Best’s opinion, have a strong ability to meet their ongoing obligations to policyholders. The objective of A.M. Best’s rating system is to provide potential policyholders and other interested parties an opinion of an insurer’s financial strength and ability to meet ongoing obligations, including paying claims. This rating reflects A.M. Best’s analysis of our balance sheet, financial position, capitalization and management. This rating is subject to periodic review and may be revised downward, upward or revoked at the sole discretion of A.M. Best. Any changes in our rating category could affect our competitive position.

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

Restrictions on Paying Dividends
State insurance laws restrict the ability of our insurance subsidiaries to declare shareholder dividends and require our insurance companies to maintain specified levels of statutory capital and surplus. The amount of an insurer’s surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. Limitations on dividends are generally based on net income or statutory capital and surplus. In 2016, the maximum amount of dividends that our insurance companies can pay to us without seeking regulatory approval is $29.6 million. National Interstate Insurance Company (“NIIC”) did not pay dividends in 2015 and paid $10.0 million in both 2014 and 2013 without the need for regulatory approval.

Assessments and Fees Payable

Virtually all states require insurers licensed to do business in their state to bear a portion of the loss suffered by insureds as a result of the insolvency of other insurers or other miscellaneous state assessments. Significant assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. We paid assessments of $4.4 million, $6.9 million and $4.2 million in the years ended December 31, 2015, 2014 and 2013, respectively. Our estimated liability for anticipated assessments was $5.0 million and $4.6 million at December 31, 2015 and 2014, respectively.

NAIC Risk-Based Capital (“RBC”) Requirements
In order to enhance the regulation of insurer solvency, the NAIC established RBC requirements for insurance companies that are designed to assess capital adequacy and to raise the level of protection that statutory surplus provides for policy holders. These requirements measure three major areas of risk facing property and casualty insurers: (i) underwriting risks, which encompass the risk of adverse loss developments and inadequate pricing; (ii) declines in asset values arising from credit risk; and (iii) other business risks from investments. Insurers having less statutory surplus than required will be subject to varying degrees of regulatory action, depending on the level of capital inadequacy. At December 31, 2015, the capital and surplus of all of our insurance companies, which have been prepared in accordance with NAIC statutory accounting principles, substantially exceeded the RBC requirements.
Insurance Regulatory Information System (“IRIS”) Ratios
The NAIC IRIS was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 13 industry ratios and specifies “usual values” for each ratio. Departure from the usual values of the IRIS ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. Our insurance subsidiaries have consistently met the IRIS ratios.
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

The Terrorism Risk Insurance Act (“the Act”)
The Terrorism Risk Insurance Program Reauthorization Act of 2015 extended the Federal program that provides for a transparent system of shared public and private compensation for insured losses resulting from certified acts of terrorism through December 31, 2020. The Act requires commercial insurers to make terrorism coverage available for commercial property/casualty losses, including workers' compensation. Commercial auto, burglary/theft, surety, professional liability and farmowners multiple-peril are not included in the program. The "event trigger" under the Act provides that in the case of a certified act of terrorism, no federal compensation shall be paid by the Secretary of the Treasury unless aggregate industry losses exceed $100 million. This will increase to $120 million in 2016 and increase annually thereafter by $20 million per year until the level of insured losses required to trigger coverage reaches $200 million in 2020. The federal government will pay 85% of covered terrorism losses that exceed the insurer deductibles, in excess of the event trigger. Beginning on January 1, 2016, the federal government’s reimbursement obligation will be reduced to 84% and will decrease annually thereafter by 1% per year until the level of reimbursement is reduced to 80%.
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
Employees
At December 31, 2015, we employed 715 people, of which 704 are full-time employees. None of our employees are covered by collective bargaining arrangements.

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
The interests of Great American and AFG may differ from the interests of our other shareholders. Current and former senior executives of AFG and Great American hold five out of eleven seats on our Board. As a result, AFG has the ability to exert significant influence over our policies and affairs including the power to affect the election of our Directors, appointment of our management and the approval of any action requiring a shareholder vote, such as amendments to our Amended and Restated Articles of Incorporation or Code of Regulations, transactions with affiliates, mergers or asset sales.
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
Our Amended and Restated Articles of Incorporation and Code of Regulations, the corporate laws of Ohio and the insurance laws of various states contain provisions that could impede an attempt to replace or remove our management or Directors or prevent the sale of our Company that shareholders might consider to be in their best interests. These provisions include, among others:

•	a classified Board of Directors consisting of eleven Directors divided into two classes;

•	the inability of our shareholders to remove a Director from the Board without “cause;”

•	requiring a vote of holders of 50% of the common shares to call a special meeting of the shareholders;

•	requiring a two-thirds vote to amend the shareholder protection provisions of our Code of Regulations and to amend the Amended and Restated Articles of Incorporation;

•	requiring the affirmative vote of a majority of the voting power of our shares represented at a special meeting of shareholders;

•	excluding the voting power of interested shares to approve a “control share acquisition” under Ohio law; and

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
As of December 31, 2015, AFG, through its wholly-owned subsidiary Great American, owns 51.1% of our outstanding common shares. From time to time, Great American and its affiliated companies engage in underwriting activities and enter into transactions or agreements with us or in competition with us, which may give rise to conflicts of interest. We do not have any agreement or understanding with any of these parties regarding the resolution of potential conflicts of interest. In addition, we may not be in a position to influence any party’s decision not to engage in activities that would give rise to a conflict of interest. These parties may take actions that are not in the best interests of our other shareholders.
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
Approximately 90% of our gross premiums written for the years ended December 31, 2015 and 2014 were generated from transportation insurance policies, including ART programs for transportation companies. Adverse developments in the market for transportation insurance, including those which could result from potential declines in commercial and economic activity, could cause our results of operations to suffer. The transportation insurance industry is cyclical. Historically, the industry has been characterized by periods of price competition and excess capacity followed by periods of high premium rates and shortages of underwriting capacity. These downward fluctuations in the business cycle have and could continue to negatively impact our revenues.
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
We compete with other insurance carriers to attract and retain business from independent agents and brokers. Some of our competitors offer independent agents and brokers a larger variety of products, lower prices for insurance coverage or higher commissions than we offer. Our top ten independent agents/brokers accounted for an aggregate of 30.1% of our gross premiums written, and our top two independent agents/brokers accounted for an aggregate of 13.5% of our gross premiums written during the year ended December 31, 2015. If we are unable to attract and retain independent agents/brokers to sell our products, our ability to compete and attract new customers and our revenues would suffer.
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
Despite our security measures, our information technology and infrastructure are vulnerable to security breaches such as cyber-attacks, viruses, malware, hackers and other external hazards, equipment and system failures, employee misconduct, as well as inadvertent errors. Our administrative and technical controls, as well as other preventative actions to reduce the risk of such incidents and protect our information, may be insufficient to detect or prevent unauthorized access, other physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems or those of third parties with whom we do business.
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
Our results of operations depend in part on the performance of our invested assets. As of December 31, 2015, 89.0% of our investment portfolio (excluding cash and cash equivalents) was invested in fixed maturities, 6.9% was invested in equity securities and 4.1% was invested in other invested assets. As of December 31, 2015, approximately 30.1% of our fixed maturity portfolio was invested in state and local government obligations and approximately 91.2% of our fixed maturities were rated “investment grade” (credit rating of AAA to BBB-) by S&P or another nationally recognized rating agency.
Investment returns are an important part of our overall profitability. We cannot predict which industry sectors in which we maintain investments may suffer losses as a result of potential declines in commercial and economic activity, or how any such decline might impact the ability of companies within the affected industry sectors to pay interest or principal on their securities and we cannot predict how or to what extent the value of any underlying collateral might be affected. During 2015, higher interest rates and wider credit spreads in the financial markets caused a decrease in the fair value of our holdings. Adverse fluctuations in the fixed income or equity markets could adversely impact our profitability, financial condition or cash flows.
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
In order to reduce our underwriting risk, primarily for our excess coverage and catastrophic exposures, we transfer portions of our insurance risk to other insurers through reinsurance contracts. Ceded premiums written amounted to 16.5% of our gross premiums written for both the years ended December 31, 2015 and 2014. The availability, cost and structure of reinsurance protection are subject to prevailing market conditions that are outside of our control and may affect our level of business and profitability. We continually assess our own risk retention, and may increase or decrease our reinsurance participation based on availability and cost. In order for these contracts to qualify for reinsurance accounting and to provide the additional underwriting capacity that we desire, the reinsurer must assume appropriate risk and have a reasonable possibility of experiencing a significant loss. Our reinsurance facilities are subject to ongoing review and most have annual renewal terms. At times, we may be unable to maintain our current reinsurance facilities or obtain reinsurance facilities in adequate amounts and at competitive rates. If we are unable to renew our expiring facilities or obtain new reinsurance facilities, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite which could adversely impact our results of operations.

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
Although the reinsurer is liable to us to the extent of risk ceded by us, we remain ultimately liable to the policyholder on all risks, even those reinsured. As a result, ceded reinsurance arrangements do not limit our ultimate obligations to policyholders to pay claims. We are subject to credit risks with respect to the financial strength of our reinsurers. We are also subject to the risk that our reinsurers may dispute their obligations to pay our claims. As a result, we may not recover sufficient amounts for claims that we submit to our reinsurers in a timely manner, if at all. As of December 31, 2015, we had a total of $152.7 million of unsecured reinsurance recoverables. In addition, our reinsurance agreements are subject to specified limits and we would not have reinsurance coverage to the extent that we exceed those limits.
With respect to our insurance programs, we are subject to credit risk with regards to the payment of claims and on the portion of risk exposure either ceded to the ART participants or retained by our clients. The credit worthiness of prospective risk sharing partners is a factor we consider when entering into or renewing these ART programs. We typically collateralize balances due through funds withheld, letters of credit or trust agreements. To date, we have not, in the aggregate, experienced material difficulties in collecting balances from our risk sharing partners. These entities may be unable to meet their obligations in the future. The inability of our risk sharing partners to meet their obligations could adversely affect our profitability.
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
Our success depends, in part, upon the ability of our executive management and other key personnel to implement our business strategy and on our ability to attract and retain qualified employees. On December 21, 2015 we announced that our Board of Directors appointed Anthony (Tony) J. Mercurio, currently our President and Chief Operating Officer, as President and Chief Executive Officer, effective May 5, 2016 (the “Transition Date”). Mr. Mercurio will succeed David W. Michelson, who has served as our Chief Executive Officer since January 1, 2008. Effective as of the Transition Date, Mr. Michelson will retire from his position as Chief Executive Officer and will become a Senior Advisor to the Company to ensure an orderly transition of the Company’s management team. Our inability to effectuate a successful transition, the loss of other senior executives or our failure to attract and develop talented new executives and managers could adversely affect our business and the market price for our common shares.
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
The commercial transportation insurance business is highly competitive and, except for regulatory considerations, there are relatively few barriers to entry. Many of our competitors are substantially larger and may enjoy better name recognition, substantially greater financial resources, higher ratings by rating agencies, broader and more diversified product lines and more widespread agency relationships than we do. We compete with large national underwriters and smaller niche insurance companies. In particular, in the commercial specialty insurance market we compete against, among others, Lancer Insurance Company, RLI Corporation, Great West Casualty Company (a subsidiary of Old Republic International Corporation), Northland Insurance Company (a subsidiary of the Travelers Companies, Inc.), Sentry Insurance, Liberty Mutual Insurance Company and American International Group, Inc. In our specialty personal lines our primary competitors are Progressive Corporation, Nationwide Insurance Company, and National General Insurance, and in our Hawaii and Alaska markets, our primary competitors are Island Insurance Company, Liberty Mutual Insurance Company, First Insurance, Dongbu Insurance Company, DTRIC Insurance Company, Alaska National Insurance Company, Berkshire Hathaway, Umialik Insurance Company and Zurich Insurance Company. In the moving and storage market we compete against, among others, American International Group, Inc., Travelers Company, Inc., AmTrust Financial Services, Inc. and Transguard Insurance Company of America. Our underwriting profits could be adversely impacted if new entrants or existing competitors try to compete with our products, services and programs or offer similar or better products at or below our prices.

We have continued to develop ART programs, attracting new customers as well as transitioning existing traditional customers into these programs. Our ART component constituted approximately 56.7% of our gross premiums written for the year ended December 31, 2015 and 54.3% of our gross written premiums for the same period in 2014. We are subject to ongoing competition for both the individual customers and entire programs. The departure of an entire program due to competition could adversely affect our results.
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

ITEM 1B    Unresolved Staff Comments
None.

ITEM 2    Properties
We own two adjacent buildings that house our corporate headquarters and the surrounding real estate located in Richfield, Ohio. The buildings consist of approximately 164,000 square feet of rentable office space on 17.5 acres. We occupy approximately 143,000 square feet and lease the remainder to unaffiliated tenants.
We lease office space in Fenton, Missouri and Kapolei, Hawaii. The leases account for approximately 47,000 square feet of office space. These leases expire within thirty-one months. The monthly rents, exclusive of operating expenses, to lease these facilities currently total approximately $84,000. We believe that these leases could be renewed or replaced at commercially reasonable rates without material disruption to our business.

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

	2015		2014
	High	Low	High	Low
First Quarter	$30.49	$24.60	$32.66	$21.18
Second Quarter	29.25	25.20	29.25	26.52
Third Quarter	28.60	24.78	28.85	25.60
Fourth Quarter	30.40	25.99	30.54	26.49
There were approximately 65 shareholders of record of our common shares on March 4, 2016.
Dividend Policy
The Board has instituted a policy authorizing us to pay quarterly dividends on our common shares in an amount to be determined at each quarterly Board of Directors meeting. The Board recently announced its intention to increase the quarterly dividend to $0.14 per share for 2016. The Board intends to continue to review our dividend policy annually during each regularly scheduled first quarter meeting, with the anticipation of considering annual dividend increases. We declared and paid quarterly dividends of $0.13 and $0.12 per common share in 2015 and 2014, respectively.
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

Performance Graph
The following graph shows the percentage change in cumulative total shareholder return on our common shares measured by dividing (i) the sum of (A) the cumulative amount of dividends, assuming dividend reinvestment during the periods presented and (B) the difference between our share price at the end and the beginning of the periods presented by (ii) the share price at the beginning of the periods presented. The graph demonstrates our cumulative five-year total returns compared to those of the Center for Research in Security Prices (“CRSP”) Total Return Index for Nasdaq and the CRSP Total Return Index for Nasdaq Insurance Stocks assuming a $100 investment at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year, or December 31, 2010 ($21.41) through December 31, 2015 ($26.70).

 Cumulative 5-Year Total Return as of December 31, 2015
(Assumes a $100 investment at the close of trading on December 31, 2010)

Company/Index	2010	2011	2012	2013	2014	2015
NATL Common Stock	$100	$117	$150	$122	$160	$146
Nasdaq Insurance Stocks	100	91	108	153	174	173
Nasdaq Index	100	100	117	156	175	176

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

	At and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Operating Data:
Gross premiums written(1)	$727,119	$689,003	$631,993	$573,470	$526,313
Net premiums written(2)	$607,426	$575,574	$537,604	$492,215	$442,200
Premiums earned	$585,787	$557,267	$525,710	$458,049	$429,946
Net investment income	39,739	35,517	33,377	34,927	30,554
Net realized (losses) gains on investments	(3,278)	6,758	6,536	6,219	4,477
Other	3,477	3,399	3,303	3,278	3,541
Total revenues	625,725	602,941	568,926	502,473	468,518
Losses and loss adjustment expenses	471,940	466,998	429,556	341,008	308,357
Commissions and other underwriting expenses	94,075	94,430	92,193	89,917	87,860
Other operating and general expenses	25,569	20,955	19,722	19,151	17,432
Transaction expenses	—	2,163	—	—	—
Expense on amounts withheld(3)	6,458	6,410	5,057	3,953	3,910
Interest expense	199	220	706	615	298
Total expenses	598,241	591,176	547,234	454,644	417,857
Income before income taxes	27,484	11,765	21,692	47,829	50,661
Provision for income taxes	6,637	739	4,119	13,535	15,113
Net income	$20,847	$11,026	$17,573	$34,294	$35,548
Selected GAAP Ratios:
Losses and loss adjustment expense ratio(4)	80.6%	83.8%	81.7%	74.4%	71.7%
Underwriting expense ratio(5)	19.8%	20.1%	20.7%	23.1%	23.7%
Combined ratio(6)	100.4%	103.9%	102.4%	97.5%	95.4%
Return on equity(7)	5.8%	3.1%	5.0%	9.8%	10.8%
Per Share Data:
Earnings per common share, basic	$1.05	$0.56	$0.89	$1.76	$1.84
Earnings per common share, assuming dilution	1.05	0.56	0.89	1.75	1.82
Book value per common share, basic (at year end)(8)	$18.03	$18.29	$17.92	$18.07	$17.99
Weighted average number of common shares outstanding, basic	19,862	19,755	19,645	19,446	19,371
Weighted average number of common shares outstanding, diluted	19,910	19,833	19,768	19,579	19,491
Common shares outstanding (at year end)	19,909	19,793	19,661	19,591	19,398
Cash dividends per common share	$0.52	$0.48	$0.44	$2.40	$0.36

	At December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and investments	$1,252,452	$1,160,343	$1,075,428	$1,054,792	$1,021,104
Reinsurance recoverables	230,346	180,332	169,210	174,345	199,081
Total assets	1,935,882	1,754,733	1,623,827	1,570,224	1,523,378
Unpaid losses and loss adjustment expenses	1,014,195	883,078	803,782	775,305	776,576
Long-term debt	12,000	12,000	12,000	12,000	22,000
Total shareholders’ equity	358,897	362,089	352,284	353,948	348,899

	At and for the Year Ended December 31,
	2015	2014	2013	2012	2011
Selected Statutory Data(9):
Policyholder surplus(10)	$295,596	$284,680	$283,419	$269,696	$293,614
Combined ratio(11)	102.6%	104.9%	99.4%	92.6%	94.7%

(1)	The sum of premiums written on insurance policies issued by us and premiums assumed by us on policies written by other insurance companies.

(2)	Gross premiums written less premiums ceded to reinsurance companies.

(3)
We invest funds in the participant loss layer for several of the ART programs. We receive investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in our “Net investment income” and "Net realized (losses) gains on investments" lines, respectively, on our Consolidated Statements of Income.

(4)	The ratio of losses and LAE to premiums earned.

(5)	The ratio of the net of the sum of commissions and other underwriting expenses, other operating and general expenses less other income to premiums earned.

(6)	The sum of the loss and LAE ratio and the underwriting expense ratio.

(7)	The ratio of net income to the average of the shareholders’ equity at the beginning and end of the year.

(8)
Book value per common share is computed using only unrestricted outstanding common shares. As of December 31, 2015 and 2014 total unrestricted common shares were 19,909,000 and 19,793,000, respectively.

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
Our specialty property and casualty insurance companies are licensed in all 50 states, the District of Columbia and the Cayman Islands. Our goal is to generate underwriting profits by providing what we view as specialty insurance products, services and programs not generally available in the marketplace. While many companies write property and casualty insurance for transportation companies, we believe that few write passenger transportation coverage nationwide and very few write coverage for several of the classes of passenger transportation insurance written by our subsidiaries. We focus on niche insurance markets where we offer insurance products designed to meet the unique needs of targeted insurance buyers that we believe are underserved by the insurance industry. These niche markets typically possess what we view as barriers to entry, such as being too small, too remote or too difficult to attract or sustain most competitors. Examples of products that we write for these markets include captive programs for transportation companies that we refer to as our alternative risk transfer (“ART”) programs (56.7% of 2015 gross premiums written), property and casualty insurance for transportation companies (32.6%), specialty personal lines, primarily recreational vehicle (4.9%) and transportation and general commercial insurance in Hawaii and Alaska (3.1%). We strive to become a market leader in the specialty markets that we choose and serve by offering what we believe are specialized products, excellent customer service and superior claims response.
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
By offering insurance products to all sizes of risks, we believe we have hedged against the possibility that there will be a reduction in demand for the products we offer. We believe that we will continue to have opportunities to grow and profit with both traditional and ART customers based on our assumptions regarding future economic and competitive conditions. We generally incur low start-up costs when we enter new product niches, typically less than $0.5 million incurred over several quarters. We believe our flexible processes and scalable systems, along with controlled increase of businesses, allow us to manage costs and match them with the revenue flow.
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

Industry and Trends
The property/casualty (“P/C”) insurance industry is cyclical, with periods of rising premium rates and shortages of underwriting capacity (“hard market”) followed by periods of substantial price competition and excess capacity (“soft market”). Despite several years of sustained improvement in premiums written, the P/C insurance industry experienced a slower pace of premium growth in 2015 as market competition continues to place downward pressure on rates, specifically for high quality large commercial accounts. According to A.M. Best, the P/C insurance industry is expected to report its third consecutive year of underwriting profit in 2015 as lower catastrophic events have contributed positively to this segment's sustained profitability. These results are despite deterioration in the overall industry combined ratio as rate increases continue to moderate and the level of favorable development of prior years' loss reserves decline. While remaining profitable, overall operating results for the P/C insurance industry are also expected to reflect lower investment yields. However, the industry's invested asset base continues to grow and slightly offsets the impact of lower reinvestment yields. The industry is also experiencing lower realized capital gains, especially in the fourth quarter, in light of poor performance in the equity markets late in 2015.
The industry's commercial auto liability line of business continued to have unfavorable results compared to the P/C insurance industry as a whole. Contributing to these results are increased levels of loss frequency and severity, as well as adverse prior year reserve development. Loss cost trends have also increased due in part to accelerating medical inflation, fraudulent activity, litigation costs and a shortage of qualified drivers coupled with an aging workforce. However, in contrast to most other commercial lines, commercial auto rates increased during 2015 as a result of recent negative loss trends. The outlook for the industry's commercial auto liability line of business continues to face several unfavorable trends in the coming years such as, but not limited to, continued competitive market conditions, a moderation in price increases on renewal business, loss ratios that are expected to remain elevated due to increased frequency and severity, potential unfavorable development on prior year loss and LAE reserves and the effect of industry consolidation on this line of business.
The workers’ compensation line of business has also lagged the P/C insurance industry as a whole despite improved performance in 2014 and 2015. The industry expects deterioration in this line of business as competition has put pressure on rate levels, which have decelerated in recent periods and have mostly offset exposure growth, and loss cost trends have continued to increase and outpace inflation. Additionally, according to A.M Best, the workers’ compensation line of business is estimated to have the largest reserve deficiency amongst all lines in the P/C industry in 2015.  The outlook for the workers’ compensation line of business is that of continuing negative trends including, but not limited to, downward pressure on pricing due to competition, increasing claims costs and unfavorable development on prior years’ loss and LAE reserves.
Since our inception in 1989, we have placed a consistent emphasis on underwriting profit. In 2014 and 2015 our results did not meet our expectations and were impacted by commercial auto liability industry trends. Our five-year average GAAP combined ratio of 99.9% has been consistently better than or in line with industry results, and we believe the following factors contribute to our performance:

•
Our pricing model, which is continually monitored and adjusted based on specific market conditions, and bottom line orientation, have resulted in disciplined and consistent risk assessment and pricing adequacy of new and renewal business.

•
Our ability to attract and retain some of the best transportation companies in the industries we serve - both from a financial stability and risk perspective - and to insure them directly or through our ART programs.

•
Our stable operating expenses (which include both “Commissions and other underwriting expenses” and “Other operating and general expenses” on our Consolidated Statements of Income) have historically been at or below the revenue growth rate.

The P/C insurance industry had its third consecutive year of relatively low catastrophe losses in 2015. For weather-related events such as hurricanes, tornados, and hailstorms, we conduct an analysis at least annually pursuant to which we input our in-force exposures (vehicle values in all states and property limits in Hawaii) into an independent catastrophe model that predicts our probable maximum loss at various statistical confidence levels. Our estimated probable maximum loss is impacted by changes in our in-force exposures as well as changes in the assumptions inherent in the catastrophe model. Hurricane and other weather-related events have not had a material adverse impact on our past or current results.
Our transportation insurance business, in particular, is also affected by loss cost trends that negatively impact profitability such as inflation in vehicle repair costs, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs. We routinely obtain independent data for vehicle repair inflation, vehicle replacement parts costs, used vehicle prices, fuel costs and medical care costs and adjust our pricing routines to project more accurately the future costs associated with insurance claims. We would expect a negative impact on our future results if we fail to account adequately for and project for these inflationary trends. Increased litigation of claims may also negatively impact our profitability.
As described below, the average revenue dollar per personal lines policy is significantly lower than typical commercial policies. Profitability in the specialty personal lines component is dependent on proper pricing and the efficiency of underwriting and policy administration. We have continued to monitor rate levels and have adjusted them during 2015, as warranted. We continuously strive to improve our underwriting and policy issuance functions to keep this cost element as low as possible by utilizing current technological advances.
To succeed as a transportation and personal lines underwriter, we must understand and be able to quantify the different characteristics of the risks we consider quoting. Certain coverages are more stable and predictable than others, and we must recognize the various components of the risks we assume when we write any specific class of insurance business. Examples of trends that can change and, therefore, impact our profitability are loss frequency, loss severity, geographic loss cost differentials, societal and legal factors impacting loss costs (such as tort reform, punitive damage inflation and increasing jury awards) and changes in regulation impacting the insurance relationship. Any changes in these factors that are not recognized and priced for accordingly will affect our future profitability.
Revenues
We derive our revenues primarily from premiums from our insurance policies and income from our investment portfolio. Our underwriting approach is to price our products to achieve an underwriting profit even if it requires us to forgo volume. As with all P/C insurance companies, the impact of price changes is reflected in our financial results over time. Price changes on our in-force policies occur as they are renewed, which generally takes twelve months for our entire book of business and up to an additional twelve months to earn a full year of premium at the average renewal rate. Insurance rates charged on renewing policies reflected an approximate average increase of 5% in 2015 and 7% in 2014.
There are distinct differences in the timing of premiums written in traditional transportation insurance compared to the majority of our ART insurance component. We write traditional transportation insurance policies throughout all twelve months of the year and commence new annual policies at the expiration of the old policy. Under most ART programs, all members of the group share a common renewal date. These common renewal dates are scheduled throughout the calendar year. Any new ART program participant that joins after the common date will be written for other than a full annual term so its next renewal date coincides with the common expiration date of the program it has joined. Several of our larger group programs have common renewal dates during the first six months of the year, but as we have added new ART programs in recent years, we now experience renewal dates that occur throughout the calendar year. The ART component of our business accounted for 56.7% of total gross premiums written during 2015 as compared to 54.3% in 2014.
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
We approach investment and capital management with the intention of supporting insurance operations by providing a stable source of income to supplement underwriting income and mitigate underwriting losses. The goals of our investment policy are to protect capital, optimize investment income and capital appreciation and to maintain appropriate liquidity. We follow a formal investment policy and the Board reviews the portfolio performance at least quarterly for compliance with the established guidelines. In 2015, market interest rates increased and credit spreads widened, which contributed to an overall decrease in the fair value of our holdings. We recorded a $3.3 million pre-tax net realized loss on investments in 2015 as compared to a pre-tax net realized gain of $6.8 million in 2014. Included in these pre-tax net realized losses and gains are other-than-temporary impairment charges of $7.8 million and $2.0 million, respectively.
Expenses
Losses and loss adjustment expenses (“LAE”) are a function of the amount and type of insurance contracts we write and of the loss experience of the underlying risks. We record losses and LAE based on management's best estimate of losses we expect to be reported on policies written. We seek to establish case reserves at the maximum probable exposure based on our historical claims experience. Our ability to estimate losses and LAE accurately at the time of pricing our contracts is a critical factor in determining our profitability. The amount reported under losses and LAE in any period includes payments in the period net of the change in the value of the reserves for unpaid losses and LAE between the beginning and the end of the period.
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
Other operating and general expenses consist primarily of personnel expenses (including salaries, benefits and certain costs associated with awards under our equity compensation plans, such as stock compensation expense) and other general operating expenses. Our personnel expenses are primarily fixed in nature and do not vary with the amount of premiums written. Interest expenses associated with outstanding debt and “Expense on amounts withheld” are disclosed separately from operating and general expenses. We invest funds in the participant loss layer for several of our ART programs. We receive investment income and generate gains or losses and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents investment income and net realized gains that we remit back to ART participants. The related investment income and net realized gains are included in the “Net investment income” and "Net realized (losses) gains on investments" lines on our Consolidated Statements of Income.
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

	Year Ended December 31,
	2015		2014		2013
	Amount	Per Share	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$22,978	$1.16	$8,039	$0.41	$13,325	$0.67
After-tax net realized (losses) gains from investments	(2,131)	(0.11)	4,393	0.22	4,248	0.22
After-tax impact from transaction expense	—	—	(1,406)	(0.07)	—	—
Net income	$20,847	$1.05	$11,026	$0.56	$17,573	$0.89

Our net income for 2015 was $20.8 million ($1.05 per share diluted) compared to $11.0 million ($0.56 per share diluted) in 2014. The increase in net income during the current year reflects an improvement in the loss and LAE ratio to 80.6% compared to 83.8% last year. The 2015 loss and LAE ratio, while improved compared to the prior year, was elevated due to the impact of prior year development, including reserve strengthening, on the commercial auto liability line of business related to the 2012 and 2013 accident years. The 2014 loss and LAE ratio was also primarily attributable to unfavorable development from prior years’ loss reserves including $20.0 million of reserve strengthening recorded in the second quarter of 2014, primarily for accident years 2011, 2012 and 2013. The majority of such strengthening was concentrated in our commercial auto liability lines of business. Also contributing to the improvement in net income over the prior year was increased net investment income due primarily to higher average investment balances in the current year compared to last year. Additionally, 2014 net income was adversely impacted by after-tax transaction expenses related to the Great American tender offer. Partially offsetting these increases to net income was after-tax net realized losses of $2.1 million ($0.11 per share diluted) in 2015 compared to after-tax net realized gains of $4.4 million ($0.22 per share diluted) in 2014. Such losses in 2015 were attributable to other-than-temporary impairment charges primarily from securities related to the energy and financial services sectors. The declines in these sectors and equity markets in general also impacted our other invested assets which produced net realized losses during 2015 compared to net realized gains in the prior year.
Our net income from operations for 2015 was $23.0 million ($1.16 per share diluted) compared to $8.0 million ($0.41 per share diluted) in 2014. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table sets forth an analysis of gross premiums written by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$412,443	56.7%	$374,152	54.3%	$326,305	51.7%
Transportation	237,271	32.6%	245,261	35.6%	228,139	36.1%
Specialty Personal Lines	35,295	4.9%	35,597	5.2%	47,715	7.5%
Hawaii and Alaska	22,284	3.1%	21,276	3.1%	20,096	3.2%
Other	19,826	2.7%	12,717	1.8%	9,738	1.5%
Gross premiums written	$727,119	100.0%	$689,003	100.0%	$631,993	100.0%

Gross premiums written includes both direct premium and assumed premium. During 2015, our gross premiums written increased $38.1 million, or 5.5%, compared to 2014, primarily attributable to growth in our ART component. Gross premiums written in our ART component increased $38.3 million, or 10.2%, during 2015 compared to 2014 and was primarily due to growth within our national account ART product's workers' compensation line of business. Additionally, our ART business achieved average rate increases on renewed business of approximately 5% and benefited from increased exposures and high renewal retention amongst our group ART programs. Partially offsetting such growth was the loss of several insureds resulting from rate actions taken within our group captive and national account ART products, as well as the loss of one national account insured to aggressive competition. Gross premiums written in our transportation component decreased $8.0 million, or 3.3%, due primarily to lower renewals from rate actions taken on underperforming accounts within our traditional trucking, tow and waste operations products. These decreases were partially offset by average rate increases of approximately 6% on renewed business, as well as new business written on our expanded limits coverage offered to trucking customers and our traditional crane and heavy haul insurance products. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $7.1 million, or 55.9%, compared to 2014.
Our ART programs, which focus on specialty or niche businesses, provide various services and coverages tailored to meet specific requirements of defined client groups and their members. These services include risk management consulting, claims administration and handling, loss control and prevention and reinsurance placement, along with providing various types of property and casualty insurance coverage. Insurance coverage is provided primarily to companies with similar risk profiles and to specified classes of business of our agent partners.
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the years ended 2015 and 2014, we recorded net premium assessments of $7.7 million and $12.1 million, respectively.
Premiums Earned
2015 compared to 2014. We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following table shows premiums earned for the years ended December 31, 2015 and 2014 summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,		Change
	2015	2014	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$321,262	$300,922	$20,340	6.8%
Transportation	195,960	191,482	4,478	2.3%
Specialty Personal Lines	30,718	35,086	(4,368)	(12.4)%
Hawaii and Alaska	19,602	18,009	1,593	8.8%
Other	18,245	11,768	6,477	55.0%
Total premiums earned	$585,787	$557,267	$28,520	5.1%

During 2015, our premiums earned increased $28.5 million, or 5.1%, to $585.8 million compared to $557.3 million for the year ended December 31, 2014. The increase is primarily attributable to our ART component, which grew $20.3 million, or 6.8%. Our ART component growth was due to the addition of one large insured to our national account ART product, as well as rate and exposure increases on renewed business in our group ART programs. Growth in our transportation component of $4.5 million, or 2.3%, was primarily due to rate increases on renewed business, as well as new business premium from several of our recently introduced traditional program offerings including our home delivery, ambulance and crane and heavy haul insurance products. Partially offsetting this component's growth has been rate actions and non-renewals of underperforming accounts within our traditional trucking and tow products. The decrease in our specialty personal lines component was primarily due to the continued impact of our decision to stop selling our commercial vehicle product during the third quarter of 2013. The slight increase in our Hawaii and Alaska component was due primarily to rate increases on renewed business, high renewal retention and new business premium. The growth in the other component is due to an increase in premiums from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control.
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
Our premiums earned increased $31.6 million, or 6.0%, to $557.3 million during the year ended December 31, 2014 compared to $525.7 million for the year ended December 31, 2013. The increase was primarily attributable to our ART and transportation components, which grew $17.2 million, or 6.1%, and $19.1 million, or 11.1%, respectively, and was partially offset by a $10.2 million, or 22.6%, decrease in our specialty personal lines component. The ART component growth in premiums earned was primarily associated with our existing group ART programs, due to rate increases and increased exposures on renewal business as well as the addition of new customers. This growth was partially offset by the impact of ending business relationships with two agents within the program portion of our ART component, which occurred in late 2012 and 2013, as well as taking rate actions and non-renewing unprofitable business during 2013 and 2014. The increase in the transportation component reflected our continued growth from new business written as well as rate and exposure increases on renewed business experienced throughout 2013 and 2014. The decrease in our specialty personal lines component was primarily due to our decision to stop selling our commercial vehicle product during the third quarter of 2013.
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
The premiums generated by each of the ART insurance programs includes the premium charged related to the development of the participants’ loss fund. The loss fund represents the amount of premium needed to cover the participants’ expected losses in the layer of risk being ceded to the captive reinsurer. Typically, the premium and losses incurred through the funding of our captive participant’s loss layer are comparable period-over-period. However, increased member participation or assessment premium charged on the loss fund layer through Hudson Indemnity, Ltd. (“HIL”) has the potential to unfavorably impact our loss and LAE ratio, and conversely, have a favorable impact on our underwriting expense ratio, when comparing results to a prior period.
Our underwriting approach is to price our products to achieve an underwriting profit even if we forgo volume as a result. We continue to see overall rate level increases on renewal business, which averaged approximately 5% in 2015 and 7% in 2014. In both 2015 and 2014, several of our products achieved double-digit rate level increases and we continue to apply the same pricing disciplines to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that consider industry loss cost trends.
The table below presents our premiums earned and combined ratios for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Gross premiums written	$727,119	$689,003	$631,993
Ceded reinsurance	(119,693)	(113,429)	(94,389)
Net premiums written	607,426	575,574	537,604
Change in unearned premiums, net of ceded	(21,639)	(18,307)	(11,894)
Total premiums earned	$585,787	$557,267	$525,710
Combined Ratios:
Loss and LAE ratio excluding prior year development (accident year)	78.1%	78.3%	77.3%
Prior year loss and LAE development	2.5%	5.5%	4.4%
Loss and LAE ratio (calendar year)(1)	80.6%	83.8%	81.7%
Underwriting expense ratio(2)	19.8%	20.1%	20.7%
Combined ratio	100.4%	103.9%	102.4%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses, other operating expenses less other income to premiums earned.

The table below presents our accident year loss and LAE ratio for 2015, 2014 and 2013 as of December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Accident year loss and LAE ratio reported at original year-end	78.1%	78.3%	77.3%
Loss and LAE development since original year-end	—%	(0.2)%	2.1%
Accident year loss and LAE ratio as of December 31, 2015	78.1%	78.1%	79.4%
2015 compared to 2014. Our loss and LAE ratio for the year ended December 31, 2015 improved 3.2 combined ratio points to 80.6% compared to 83.8% for the year ended December 31, 2014. This improvement reflects less adverse development recorded in 2015 than in the prior year. For the year ended December 31, 2015, we had unfavorable development from prior years’ loss reserves of $14.4 million, or 2.5 combined ratio points, compared to $30.6 million, or 5.5 combined ratio points, for the same period last year. The unfavorable development that occurred in the current year included reserve strengthening of $9.7 million primarily related to the commercial auto liability line of business for the 2012 and 2013 accident years and is indicative of emerging claims severity on these accident years. The remaining portion of the unfavorable development in the current year is concentrated in our commercial auto liability line of business and primarily attributable to products we no longer offer or customers which we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. The 2014 adverse development largely consisted of $20.0 million related to reserve strengthening predominantly in our commercial auto liability line of business for accident years 2011, 2012 and 2013.
Excluding development from prior year claims, the 2015 accident year loss and LAE ratio of 78.1% is equal to the loss and LAE ratio for the 2014 accident year as developed through December 31, 2015. While these results do include severity on the commercial auto liability line of business which do not meet our expectations, both periods show improvement from recent accident years and reflect the cumulative impact of rate increases on renewed business since 2013, as well as improved pricing discipline applied to new business. We continue to be diligent in monitoring and maintaining our disciplined underwriting criteria and risk selection among all lines of business and will continue to pursue rate increases and take rate actions on or non-renew underperforming accounts. In addition to our stringent underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.

Specific to our commercial auto liability results in recent years, industry trends indicated that commercial auto policies written during the prolonged soft market conditions were at rates below those required to keep pace with changing economic and societal influences related to claims settlements. These influences, such as increased litigation costs, lower spending on safety measures and increased fraud have resulted in adverse industry trends of prior year reserves in the commercial auto liability line. Similar to the industry, we had experienced unfavorable prior year claim development for seven consecutive quarters through June 30, 2014. Though such development appeared to be subsiding in the first quarter of 2014, as compared to the previous three quarters, during the 2014 second quarter actual incurred claims developed higher than expected by approximately $8.1 million, primarily related to accident years 2010, 2011 and 2012 for the commercial auto coverages. In consideration of the continued adverse prior year claims development, we engaged a leading independent global actuarial firm to conduct a review of our loss and LAE reserves. We used this additional actuarial data as well as various data inputs and other factors including, but not limited to, claims processing procedures, our historic loss experience and that of the industry, and loss development factors as well as actuarial analysis as routinely provided by Great American when establishing our best estimate for loss reserves for the second quarter of 2014. As a result of our review and analysis of the various data points discussed above we increased our loss and LAE reserves related to prior periods by $20.0 million in the second quarter of 2014. During the fourth quarter of 2015 emerging prior year claim severity in our commercial auto liability line of business resulted in an additional $9.7 million of reserve strengthening primarily on accident years 2012 and 2013.
The underwriting expense ratio for the years ended December 31, 2015 and 2014 of 19.8% and 20.1%, respectively, is indicative of our effective management of operating costs over an increased earned premiums base.
2014 compared to 2013. Our loss and LAE ratio for the year ended December 31, 2014 increased 2.1 combined ratio points to 83.8% compared to 81.7% during the same period in 2013. This increase over the prior period was primarily attributable to adverse development on prior years' loss reserves, inclusive of $20.0 million in reserve strengthening recorded during the second quarter of 2014, as well as an elevated current accident year loss and LAE ratio compared to the undeveloped prior year loss and LAE ratio. For the year ended December 31, 2014, we had unfavorable development from prior years’ loss reserves of $30.6 million, or 5.5 combined ratio points, compared to unfavorable development of $23.1 million, or 4.4 combined ratio points, for the prior period. Unfavorable development is primarily related to settlements above the established case reserves and revisions to our estimated future settlements on an individual case by case basis.
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
Net Investment Income
2015 compared to 2014. Net investment income increased $4.2 million, or 11.9%, to $39.7 million in 2015 compared to 2014. The increase in net investment income is primarily due to higher average invested assets.
2014 compared to 2013. Net investment income increased $2.1 million, or 6.4%, to $35.5 million in 2014 compared to 2013. The increase in net investment income is primarily due to higher average invested assets and our ability to invest in new securities with average yields that are comparable to maturing securities.
Net Realized Gains on Investments
2015 compared to 2014.  In 2015, we had pre-tax net realized losses of $3.3 million compared to pre-tax net realized gains of $6.8 million for 2014. The pre-tax net realized losses for the year ended December 31, 2015 were primarily generated from other-than-temporary impairment charges of $7.8 million on both equity and fixed maturity securities, which were primarily common stock securities concentrated within the energy and financial services sectors. In addition, other invested assets produced net losses of $1.7 million as these investments were impacted by turmoil in the energy sector during 2015. Partially offsetting these losses were gains generated from the sales or redemptions of securities of $6.2 million. The pre-tax net realized gains for the year ended December 31, 2014 were primarily generated from the sales or redemptions of securities of $5.4 million, as well as net gains associated with other invested assets of $3.3 million. Offsetting these gains were other-than-temporary impairment charges of $2.0 million primarily concentrated within the energy and financial services sectors.

2014 compared to 2013.  In 2014, we had pre-tax net realized gains of $6.8 million compared to $6.5 million for 2013. The pre-tax net realized gains for the year ended December 31, 2014 were primarily generated from the sales or redemptions of securities of $5.4 million, as well as net gains associated with other invested assets of $3.3 million. Offsetting these gains were other-than-temporary impairment charges of $2.0 million primarily concentrated within the energy and financial services sectors. The pre-tax net realized gains for the year ended December 31, 2013 were primarily generated from net realized gains from the sales or redemptions of securities of $5.2 million, as well as net gains associated with other invested assets of $1.5 million. Offsetting these gains were other-than-temporary impairment charges of $0.2 million.
Commissions and Other Underwriting Expenses
2015 compared to 2014.  Commissions and other underwriting expenses for the year ended December 31, 2015 were relatively flat, decreasing $0.4 million, or 0.4%, to $94.1 million from $94.4 million in the comparable period in 2014. As a percentage of premiums earned, commissions and other underwriting expenses decreased to 16.1% for the year ended December 31, 2015 as compared to 16.9% for the same period in 2014. Such decrease is attributable to changes in the business mix written and an increase in earned premiums over relatively flat other underwriting expenses during 2015 as compared to 2014.
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
Other Operating and General Expenses
2015 compared to 2014.  Other operating and general expenses increased $4.6 million, or 22.0%, to $25.6 million during the year ended December 31, 2015 compared to $21.0 million for the same period in 2014. Such growth is due primarily to growth in our employee headcount and related personnel expenses, as well as an increased investment in information technology to support business decisions and sustain continued growth. As a percentage of premiums earned, such expenses were 4.4% and 3.8% for both years ended December 31, 2015 and 2014, respectively.
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
Transaction Expenses
During 2014, we incurred $2.2 million in transaction expenses related to the Great American tender offer. Transaction expenses primarily consist of financial advisory and legal services incurred in connection with the tender offer and related litigation. Included in transaction expenses was $0.6 million related to a settlement agreement reached with our director, Alan R. Spachman, for a portion of the expenses he incurred personally in connection with the tender offer. We incurred no such expense in 2015 or 2013.
Expense on Amounts Withheld
2015 compared to 2014.  We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in our “Net investment income” and “Net realized (losses) gains on investments” lines, respectively, on our Consolidated Statements of Income. For the year ended December 31, 2015, the expense on amounts withheld was flat, increasing $48 thousand, or 0.7%, compared to the same period in 2014.
2014 compared to 2013. For the year ended December 31, 2014, the expense on amounts withheld increased $1.4 million, or 26.8%, compared to the same period in 2013, primarily due to growth experienced in our ART programs participant loss layer.
Interest Expense
2015 compared to 2014.  Interest expense for the year ended December 31, 2015 was relatively flat, decreasing $21 thousand, or 9.5%, to $199 thousand from $220 thousand in the comparable period in 2014.
2014 compared to 2013.  For the year ended December 31, 2014, interest expense decreased $0.5 million compared to the same period in 2013, primarily due to a decrease in the interest accrued related to contractual amounts payable to UniGroup, Vanliner's former owner, under the balance sheet guaranty.

Income Taxes
2015 compared to 2014.  The 2015 effective tax rate (ETR) was 24.2%, increasing 17.9 percentage points from a rate of 6.3% in 2014. Such increase is attributed to the $15.7 million increase in income before taxes compared to the prior year, resulting in tax-exempt income having a less favorable impact on the current year ETR.
2014 compared to 2013.    The 2014 effective tax rate was 6.3%, decreasing 12.7 percentage points from a rate of 19.0% in 2013. The decrease in our ETR can be attributed to the $9.9 million decrease in income before taxes while tax-exempt income remained stable.

Financial Condition
Investments
At December 31, 2015, our investment portfolio contained $1.1 billion in fixed maturity securities and $81.6 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity and $47.9 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At December 31, 2015, we had pre-tax net unrealized gains of $12.8 million on fixed maturities and pre-tax net unrealized losses of $0.3 million on equity securities. Consistent with the guidelines in our investment policy, our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments.
Fixed maturity investments are generally invested in securities with intermediate-term maturities. At December 31, 2015, the weighted average maturity of our fixed maturity investments was approximately 5.9 years. At December 31, 2015, 91.2% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
Included in fixed maturities at December 31, 2015 were $316.4 million of state and local government obligations, which represented approximately 30.1% of our fixed maturity portfolio, with approximately $275.5 million, or 87.1%, of our state and local government obligations held in special revenue obligations and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.9% of such securities were rated investment grade at December 31, 2015. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2015.
Also included in fixed maturities at December 31, 2015 were $171.8 million of residential and commercial mortgage-backed securities ("MBS"). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summary information for our MBS at December 31, 2015 is shown in the following table. Agency backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$88,719	$88,988	100.3%	$269
Non-agency prime	12,390	13,319	107.5%	929
Alt-A	18,195	19,404	106.6%	1,209
Subprime	33,887	35,692	105.3%	1,805
Commercial	13,703	14,368	104.9%	665
	$166,894	$171,771	102.9%	$4,877
The National Association of Insurance Commissioners ("NAIC") assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and statutory carrying value. At December 31, 2015, 98.9% (based on statutory carrying value of $166.9 million) of our MBS had an NAIC designation of 1 or 2.

Certain European countries, including the so-called "peripheral countries" (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2015, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
At December 31, 2015, $53.0 million, or 5.0%, of our fixed maturity portfolio and $5.0 million, or 6.1%, of our equity portfolio consisted of investments issued by energy and commodity related entities, with unrealized loss exposure to these entities totaling $4.9 million and $0.5 million, respectively. Investment-grade rated fixed maturities represented 80.2% of that total.

Summary information for securities with unrealized gains or losses at December 31, 2015 is shown in the following table. Approximately $8.8 million of fixed maturities and $4.7 million of equity securities had no unrealized gains or losses at December 31, 2015.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$699,570	$342,607
Amortized cost of securities	675,792	353,627
Gross unrealized gain or (loss)	$23,778	$(11,020)
Fair value as a % of amortized cost	103.5%	96.9%
Number of security positions held	616	349
Number individually exceeding $50,000 gain or (loss)	125	41
Concentration of gains or losses by type or industry:
U.S. Government and government agencies	$2,197	$(296)
State, municipalities and political subdivisions	10,927	(180)
Residential mortgage-backed securities	5,407	(1,195)
Commercial mortgage-backed securities	675	(10)
Other debt obligations	384	(2,057)
Financial institutions, insurance and real estate	1,770	(1,129)
Industrial and other	$2,418	$(6,153)
Percent rated investment grade (a)	92.5%	88.8%
Equity Securities:
Fair value of securities	$41,764	$35,175
Cost of securities	36,804	40,425
Gross unrealized gain or (loss)	$4,960	$(5,250)
Fair value as a % of cost	113.5%	87.0%
Number individually exceeding $50,000 gain or (loss)	36	24

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available for sale fixed maturity securities at December 31, 2015, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than those related to mortgages and other securities with sinking funds, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	4.4%	1.5%
After one year through five years	35.0%	37.4%
After five years through ten years	34.0%	41.9%
After ten years	9.6%	3.8%
	83.0%	84.6%
Mortgage-backed securities	17.0%	15.4%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount:

	At December 31, 2015
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (22 issues)	$34,501	$1,554	104.7%
One year or longer (103 issues)	219,680	14,789	107.2%
Less than $50,000 (491 issues)	445,389	7,435	101.7%
	$699,570	$23,778
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (37 issues)	$39,343	$(5,755)	87.2%
One year or longer (4 issues)	2,470	(1,226)	66.8%
Less than $50,000 (308 issues)	300,794	(4,039)	98.7%
	$342,607	$(11,020)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (24 issues)	$14,384	$1,754	113.9%
One year or longer (12 issues)	8,977	2,324	134.9%
Less than $50,000 (45 issues)	18,403	882	105.0%
	$41,764	$4,960
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (24 issues)	$21,549	$(4,608)	82.4%
Less than $50,000 (32 issues)	13,626	(642)	95.5%
	$35,175	$(5,250)
When a decline in the value of a specific investment is considered to be other-than-temporary, a provision for impairment is charged to earnings (accounted for as a realized loss) and the cost basis of that investment is reduced. The determination of whether unrealized losses are other-than-temporary requires judgment based on subjective, as well as objective factors. Factors considered and resources used by management include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other-Than-Temporary Impairment.”

Net realized gains on securities sold, including net (losses) gains on other invested assets, and charges for other-than-temporary impairment on securities held were as follows:

	Net Realized Gains on Sales	Net (Losses) Gains on Other Invested Assets	Charges for Impairment	Net Realized (Losses) Gains on Investments
	(Dollars in thousands)
Year ended:
2015	$6,154	$(1,670)	$(7,762)	$(3,278)
2014	5,411	3,310	(1,963)	6,758
2013	5,177	1,514	(155)	6,536

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

Level 1 primarily consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At December 31, 2015, Level 2 included $219.8 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. We believe these estimates reflect fair value, but we are unable to verify inputs to the valuation methodology. We obtained at least one quote or price per instrument from brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that we obtained. Our internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. We primarily use the market approach valuation technique for all investments.
Liquidity and Capital Resources
Capital Ratios.    The National Association of Insurance Commissioners’ model law for risk-based capital (“RBC”) provides formulas to determine the amount of capital and surplus that an insurance company needs to ensure that it has an acceptable expectation of not becoming financially impaired. At December 31, 2015 and 2014, the capital and surplus of all our insurance companies substantially exceeded the RBC requirements.
Sources of Funds.     The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products, as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, cash flows from premiums and investment income have provided sufficient funds to meet these requirements, without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $18.4 million from $53.6 million at December 31, 2014 to $71.9 million at December 31, 2015. For 2015, 2014 and 2013, net cash provided by operating activities was $134.0 million, $86.4 million and $50.4 million, respectively. The $47.6 million and $36.0 million increases in cash flows from operations in 2015 from 2014 and 2014 from 2013, respectively, are primarily attributable to increases in premiums collected and relatively flat payments made to settle claims.
Net cash used in investing activities was $107.2 million, $61.5 million and $49.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The $45.7 million increase in cash used in investing activities during 2015, as compared to 2014, was primarily driven by securities purchases exceeding sales, maturities and redemptions. Purchases of and proceeds from the redemption of fixed maturity securities were $276.2 million and $168.2 million, respectively, for the year ended December 31, 2015, compared to $199.4 million and $143.1 million, respectively, for 2014. The increase in purchases of fixed maturity securities was concentrated in other debt obligations and was primarily driven by reinvesting funds in excess of cash requirements. The $12.3 million increase in cash used in investing activities during 2014, as compared to 2013, was primarily driven by investing net operating cash to purchase fixed maturity and equity securities which outpaced the proceeds from sales and redemptions of such securities. Proceeds from sales and redemptions of fixed maturity securities decreased amid the low interest rate environment, which led to a shift in asset allocation from callable U.S. government agency bonds into longer duration state and local government bonds, residential mortgage-backed securities and corporate obligations.
Net cash used in financing activities was $8.5 million, $7.0 million and $7.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in net cash used in financing activities in 2015, as compared to 2014, was primarily due to an increase in dividends paid to shareholders, as well as a decrease in proceeds received from the issuance of common shares from treasury upon exercise of stock options. The decrease in net cash used in financing activities in 2014, as compared to 2013, was primarily due to an increase in proceeds received from the issuance of common shares upon the exercise of options which was partially offset by an increase in dividends paid to shareholders.
Under tax allocation and cost sharing agreements among the Company and its subsidiaries, taxes and expenses are allocated among the entities. The federal income tax provision of our individual subsidiaries is computed as if the subsidiary filed a separate tax return. The resulting provision (or credit) is currently payable to (or receivable from) us.
On November 19, 2012, we replaced our $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. At December 31, 2015, we had $12.0 million outstanding under the Credit Agreement. Based on our A.M. Best insurance group rating of “A” at December 31, 2015, the interest rate on this debt is equal to the six-month LIBOR (0.524% at December 31, 2015) rate plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2015, we were in compliance with all covenants.
We believe that funds generated from operations, including dividends from insurance subsidiaries, parent company cash and funds available under our Credit Agreement will provide sufficient resources to meet our liquidity requirements for at least the next 12 months. However, if these funds are insufficient to meet fixed charges in any period, we would be required to generate cash through additional borrowings, sale of assets, sale of portfolio securities or similar transactions. If we were required to sell portfolio securities early for liquidity purposes rather than holding them to maturity, we would recognize gains or losses on those securities earlier than anticipated. If we find it necessary to borrow additional funds under our Credit Agreement in order to meet liquidity needs, we would incur additional interest expense, which could have a negative impact on our earnings. Since our ability to meet our obligations in the long-term (beyond a 12-month period) is dependent upon factors such as market changes, insurance regulatory changes and economic conditions, no assurance can be given that the available net cash flow will be sufficient to meet our long-

term operating needs. We are not aware of any trends or uncertainties affecting our liquidity, including any significant future reliance on short-term financing arrangements.
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
Contractual Obligations.    The following table summarizes our long-term contractual obligations as of December 31, 2015:

	Payment Due by Period
	Total	Within 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(Dollars in thousands)
Gross unpaid losses and LAE(a)	$1,014,195	$366,286	$388,879	$120,821	$138,209
Limited partnership commitments(b)	14,792	1,000	7,154	6,638	—
Debt obligations	12,000	—	12,000	—	—
Operating lease obligations	887	597	290	—	—
Total	$1,041,874	$367,883	$408,323	$127,459	$138,209

(a)
Dollar amounts and time periods are estimates based on historical net payment patterns applied to the gross reserves and do not represent actual contractual obligations. Actual payments and their timing could differ significantly from these estimates, and the estimates provided do not reflect potential recoveries under reinsurance treaties.

(b)
Limited partnership agreements have expiration dates up to five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates. The commitment amounts are presented using the expiration dates of the agreements.

Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of loss and LAE reserves and the determination of “other-than-temporary” impairment on investments are two areas whereby the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. We discuss these two policies below. Our other significant accounting policies are described in Note 2 to our consolidated financial statements - “Significant Accounting Policies.”
Loss and Loss Adjustment Expenses Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At December 31, 2015 and 2014, we had $1.0 billion and $883.1 million, respectively, of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.

For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from our internal actuary, as well as a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”). The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of December 31, 2015 and 2014 reflected point estimates that were within 1% of management’s recorded net reserves as of such dates. Using this actuarial data along with its other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of each year end.

The quarterly reviews of unpaid loss and LAE reserves by Great American actuaries are prepared using standard actuarial techniques. These may include (but may not be limited to):

•	the Case Incurred Development Method;

•	the Paid Development Method; and

•	the Bornhuetter-Ferguson Method.

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

When a claim is reported, claims personnel establish a “case reserve” for the estimated amount of ultimate payment. The amount of the reserve is based upon an evaluation of the type of claim involved, the circumstances surrounding each claim and the policy provisions relating to the loss. The estimate reflects informed judgment of our claims personnel based on general insurance reserving practices and on the experience and knowledge of the claims personnel. Management seeks to establish reserves at the maximum probable exposure based on our historic claims experience. During the loss adjustment period, these estimates are revised as deemed necessary by our claims department based on developments and periodic reviews of the cases. Individual case reserves are reviewed for adequacy at least quarterly by senior claims management. Claims that management views as potentially significant are subject to a rigorous review process involving the adjuster, claims management and executive management.

Incurred but not yet reported (“IBNR”) reserves are determined separate from the case reserving process and include estimates for potential adverse development of the recorded case reserves. IBNR reserves are adjusted monthly based on historic patterns and current trends and exposures. Management monitors IBNR reserves monthly with actuaries from Great American.

When establishing and reviewing reserves, we analyze historic data and estimate the impact of various sources of loss development factors, such as our historic loss experience and that of the industry, trends in claims frequency and severity, our mix of business, our claims processing procedures, legislative enactments, judicial decisions, legal developments in imposition of damages and changes and trends in general economic conditions, including the effects of inflation. As of December 31, 2015, management has not made any key assumptions that are inconsistent with historical loss reserve development patterns. A change in any of these aforementioned factors from the assumptions implicit in our estimate can cause our actual loss experience to be better or worse than our reserves and the difference can be material. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves. Currently established reserves may not prove adequate in light of subsequent actual occurrences. To the extent that reserves are inadequate and are increased or “strengthened,” the amount of such increase is treated as a charge to income in the period that the deficiency is recognized. To the extent that reserves are redundant and are released, the amount of the release is a benefit to income in the period that redundancy is recognized.

The changes we have recorded in our reserves in the past three years illustrate the potential for revisions inherent in estimating reserves. In 2015, we experienced unfavorable development of $14.4 million (1.8% of total net reserves) from claims incurred prior to 2015. In 2014, we experienced unfavorable development of $30.6 million (4.3% of total net reserves) from claims incurred prior to 2014. In 2013, we experienced unfavorable development of $23.1 million (3.6% of total net reserves) from claims incurred prior to 2013. The development reflected settlements that differed from the established case reserves, changes in the case reserves based on new information for that specific claim or the differences in the timing of actual settlements compared to the payout patterns assumed in our accident year IBNR reductions. The types of coverages we offer and risk levels we retain have a direct influence on the development of claims. Specifically, short duration claims and lower risk retention levels generally are more predictable and normally have less development. Future favorable or unfavorable development of reserves from past development experience should not be assumed or estimated. The reserves reported in the financial statements are our best estimate.

The following table shows the breakdown of our gross loss reserves between case reserves (estimated amounts required to settle claims that have already been reported), IBNR reserves (estimated amounts that will be needed to settle claims that have already occurred, but have not yet been reported to us, as well as reserves for possible development on known claims) and LAE reserves (estimated amounts required to adjust, record and settle claims, other than the claim payments themselves) by our statutory lines of business:

	At December 31, 2015
Statutory Lines of Business:	Case	IBNR	LAE	Total
	(Dollars in thousands)
Commercial auto liability	$234,374	$205,361	$72,630	$512,365
Workers’ compensation	122,984	200,990	47,825	371,799
General liability	48,315	36,000	9,716	94,031
Auto physical damage	6,189	4,207	4,330	14,726
Private passenger	3,020	3,900	1,325	8,245
Inland marine	729	5,432	786	6,947
Commercial multiple peril	800	2,600	1,007	4,407
Other lines	106	1,461	108	1,675
	$416,517	$459,951	$137,727	$1,014,195

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

The estimated cumulative unfavorable impact that this 1% change would have on net income is shown below:

Line of Business	Cumulative Impact
Commercial Auto Liability	$6.4 million
Workers’ Compensation	$6.8 million

The judgments and uncertainties surrounding management’s reserve estimation process and the potential for reasonably possible variability in management’s most recent reserve estimates may also be viewed by looking at how recent historical estimates of reserves for all lines of business have developed. If our December 31, 2015 reserves (net of reinsurance) developed at the same rate as the average development of the most recent five years, the effect on net earnings would be a decrease of $11.1 million.

5-yr. Average Development (*)	Net Reserves December 31, 2015	Effect on Net Earnings
1.4%	$796.4 million	$(11.1) million

(*)	Net of tax effect.

The following discussion describes key assumptions and important variables that affect the estimate of the reserve for loss and LAE of our two most significant lines of business, which represent 87.2% of our total reserves and explains what caused them to change from assumptions used in the preceding period. Management has not made any changes in key assumptions used in calculating current year reserves based on historical loss development patterns.

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

The level of detail at which data is analyzed varies among the different lines of business. Generally, data is analyzed by major product or coverage, using countrywide data. The appropriate segmentation of the data is determined based on data volume, data credibility, mix of business and other actuarial considerations. Point estimates are selected by the actuaries based on test indications and judgment.

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

We recorded unfavorable prior year development of $22.3 million, $29.0 million, and $32.5 million in 2015, 2014 and 2013, respectively, for this line of business. We have experienced significantly higher than expected claim severity and case development from accident years 2011 through 2014. We continue to pay particular attention to the commercial auto liability line of business and are taking the necessary steps to restore our historically profitable underwriting results, including responding with rate increases, non-renewals or other corrective actions, as necessary. We continually monitor development trends in each line of business as a component of estimating future ultimate loss and related LAE liabilities.

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

We recorded favorable prior year loss development of $4.8 million in 2015 and unfavorable prior year loss development of $2.8 million and $1.2 million in 2014 and 2013, respectively. Due to the long-tail nature of this business it is difficult to predict ultimate liabilities until a higher percentage of claims have been paid and the ultimate impact of these decisions can be estimated with more precision. Management continues to review the frequency, severity, and loss and LAE ratios implied by the indications from the standard tests while considering the uncertainties of future costs in determining the appropriate reserve level.

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
Other-Than-Temporary Impairment
Our investments are exposed to at least one of three primary sources of investment risk: credit, interest rate and market valuation risks. The financial statement risks are those associated with the recognition of impairments and income, as well as the determination of fair values. We evaluate whether impairments have occurred on a case-by-case basis. Management considers a wide range of factors about the security's issuer and uses its best judgment in evaluating the cause and amount of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations that we use in the impairment evaluation process include, but are not limited to:

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

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the years ended December 31, 2015, 2014 and 2013, we recorded other-than-temporary impairment charges of $7.8 million, $2.0 million and $0.2 million, respectively, in earnings. The impairment charges during 2015 were elevated due to market turmoil and consist of $5.8 million on equity securities and $2.0 million on fixed maturity securities and were primarily within the energy and financial services sectors. The impairment charges on equity securities were due to the uncertainty surrounding the timing and extent of ultimate recovery, while the impairment charges on fixed maturity securities occurred as management is uncertain of full principle repayment. The impairment charges during 2014 and 2013 were primarily related to equity securities and were not concentrated in any one sector. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments.”

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

During 2015, interest rates increased and credit spreads widened, thereby decreasing the fair value of many of our fixed maturity investments. As a result of these effects, we had a pre-tax unrealized gain of $12.8 million in our fixed maturities portfolio at December 31, 2015 compared to a pre-tax unrealized gain of $28.8 million at December 31, 2014. At December 31, 2015 our equity securities had a pre-tax unrealized loss of $0.3 million compared to the prior years’ pre-tax unrealized gain of $8.9 million and declined primarily due to the sales of equity securities during 2015, which had unrealized gains at December 31, 2014, as well as greater volatility within the U.S. equity markets.

The following table demonstrates the sensitivity of the fair value of our fixed maturity portfolio to reasonably likely changes in interest rates by illustrating the estimated effect that an immediate increase of 100 basis points in the interest rate yield curve would have based on the duration of the portfolio. Effects of increases or decreases from the 100 basis points illustrated would be approximately proportional.

	At December 31,
	2015	2014
	(Dollars in thousands)
Fair value of fixed maturity portfolio	$1,050,988	$974,746
Pretax impact on fair value of 100bps increase in interest rates	(42,040)	(38,990)
Pretax impact as % of total fixed maturity portfolio	(4.0)%	(4.0)%
Included in fixed maturities at December 31, 2015 were $316.4 million of state and local government obligations, which represented 30.1% of our fixed maturity portfolio, with approximately $275.5 million, or 87.1%, of our state and local government obligations held in special revenue obligations and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.9% of such securities were rated investment grade at December 31, 2015. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the fair value of such obligations at December 31, 2015.

At December 31, 2015, $53.0 million, or 5.0%, of our fixed maturity portfolio consisted of securities issued by energy and commodity related entities. Investment-grade rated fixed maturities represented 80.2% of that total, with an unrealized loss exposure to these entities totaling $4.9 million.

Certain European countries, including the so-called "peripheral countries" (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At December 31, 2015, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
Equity Risk. Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2015, approximately 6.9% of the carrying value of our investment portfolio (excluding cash and cash equivalents) was invested in equity securities. We manage equity price risk primarily through asset allocation and industry and issuer diversification. At December 31, 2015, $5.0 million, or 6.1%, of our equity securities consisted of investments issued by energy and commodity related entities, with an unrealized loss exposure to these entities totaling $0.5 million. We manage equity price risk primarily through asset allocation and industry and issuer diversification.

ITEM 8     Financial Statements and Supplementary Data

Page
Index to Financial Statements
Management’s Report on Internal Control Over Financial Reporting	52
Reports of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets:	55
December 31, 2015 and 2014
Consolidated Statements of Income:	56
Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income:	57
Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders’ Equity:	58
Years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows:	59
Years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements	60
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

Management has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on such evaluation, we have concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). National Interstate Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, National Interstate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of National Interstate Corporation and subsidiaries and our report dated March 9, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
National Interstate Corporation and subsidiaries
We have audited the accompanying consolidated balance sheets of National Interstate Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Interstate Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), National Interstate Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2016 expressed an unqualified opinion thereon.
/s/    Ernst & Young LLP
Cleveland, Ohio
March 9, 2016

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost - $1,038,230 and $945,956, respectively)	$1,050,988	$974,746
Equity securities available-for-sale, at fair value (amortized cost - $81,919 and $76,352, respectively)	81,629	85,228
Other invested assets	47,891	46,786
Total investments	1,180,508	1,106,760
Cash and cash equivalents	71,944	53,583
Accrued investment income	9,227	8,724
Premiums receivable, net of allowance for doubtful accounts of $2,127 and $2,627, respectively	294,812	271,336
Reinsurance recoverable on paid and unpaid losses	230,346	180,332
Prepaid reinsurance premiums	51,176	47,013
Deferred policy acquisition costs	22,265	22,654
Deferred federal income taxes	33,835	23,150
Property and equipment, net	22,562	24,538
Funds held by reinsurer	7,850	4,335
Intangible assets, net	7,650	7,791
Prepaid expenses and other assets	3,707	4,517
Total assets	$1,935,882	$1,754,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,014,195	$883,078
Unearned premiums and service fees	336,934	311,255
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	115,174	101,799
Reinsurance balances payable	37,097	31,069
Accounts payable and other liabilities	41,277	33,402
Commissions payable	15,307	15,392
Assessments and fees payable	5,001	4,649
Total liabilities	1,576,985	1,392,644
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,441 and 3,557 shares, respectively, in treasury	234	234
Additional paid-in capital	61,926	59,386
Retained earnings	293,516	283,031
Accumulated other comprehensive income	8,105	24,483
Treasury shares	(4,884)	(5,045)
Total shareholders’ equity	358,897	362,089
Total liabilities and shareholders’ equity	$1,935,882	$1,754,733

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Premiums earned	$585,787	$557,267	$525,710
Net investment income	39,739	35,517	33,377
Net realized (losses) gains on investments (*)	(3,278)	6,758	6,536
Other	3,477	3,399	3,303
Total revenues	625,725	602,941	568,926
Expenses:
Losses and loss adjustment expenses	471,940	466,998	429,556
Commissions and other underwriting expenses	94,075	94,430	92,193
Other operating and general expenses	25,569	20,955	19,722
Transaction expense	—	2,163	—
Expense on amounts withheld	6,458	6,410	5,057
Interest expense	199	220	706
Total expenses	598,241	591,176	547,234
Income before income taxes	27,484	11,765	21,692
Provision for income taxes	6,637	739	4,119
Net income	$20,847	$11,026	$17,573
Net income per share – basic	$1.05	$0.56	$0.89
Net income per share – diluted	$1.05	$0.56	$0.89
Weighted average of common shares outstanding - basic	19,862	19,755	19,645
Weighted average of common shares outstanding - diluted	19,910	19,833	19,768
Cash dividends per common share	$0.52	$0.48	$0.44

(*) Consists of the following:
Net realized gains before impairment losses	$4,484	$8,721	$6,691
Total losses on securities with impairment charges	(7,750)	(1,733)	(155)
Non-credit portion recognized in other comprehensive income	(12)	(230)	—
Net impairment charges recognized in earnings	(7,762)	(1,963)	(155)
Net realized (losses) gains on investments	$(3,278)	$6,758	$6,536

See notes to consolidated financial statements.
NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$20,847	$11,026	$17,573
Other comprehensive (loss) income, before tax:
Net unrealized holding (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period	(26,806)	12,593	(14,745)
Reclassification adjustment for net realized losses (gains) included in net income	1,608	(4,590)	(4,260)
Total other comprehensive (loss) income, before tax	(25,198)	8,003	(19,005)
Deferred income tax (benefit) expense on other comprehensive (loss) income	(8,820)	2,801	(6,652)
Other comprehensive (loss) income, net of tax	(16,378)	5,202	(12,353)
Total comprehensive income	$4,469	$16,228	$5,220

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total
	(Dollars in thousands)
Balance at January 1, 2013	$234	$54,788	$272,618	$31,634	$(5,326)	$353,948
Net income			17,573			17,573
Other comprehensive loss, net of tax				(12,353)		(12,353)
Dividends on common shares			(8,673)			(8,673)
Issuance of 69,662 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,031			96	1,127
Net tax effect from exercise/vesting of share-based compensation		25				25
Share-based compensation expense		637				637
Balance at December 31, 2013	234	56,481	281,518	19,281	(5,230)	352,284
Net income			11,026			11,026
Other comprehensive income, net of tax				5,202		5,202
Dividends on common shares			(9,513)			(9,513)
Issuance of 132,712 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		2,229			185	2,414
Net tax effect from exercise/vesting of share-based compensation		51				51
Share-based compensation expense		625				625
Balance at December 31, 2014	234	59,386	283,031	24,483	(5,045)	362,089
Net income			20,847			20,847
Other comprehensive loss, net of tax				(16,378)		(16,378)
Dividends on common shares			(10,362)			(10,362)
Issuance of 116,013 treasury shares upon exercise of options and restricted stock issued, net of forfeitures		1,779			161	1,940
Net tax effect from exercise/ vesting of share-based compensation		(48)				(48)
Share-based compensation expense		809				809
Balance at December 31, 2015	$234	$61,926	$293,516	$8,105	$(4,884)	$358,897

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Operating activities
Net income	$20,847	$11,026	$17,573
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	3,054	4,180	6,084
Provision for depreciation and amortization	5,133	5,512	3,878
Net realized losses (gains) on investment securities	3,278	(6,758)	(6,536)
Deferred federal income taxes	(1,865)	(125)	708
Share-based compensation expense	809	625	637
Change in:
Deferred policy acquisition costs, net	389	371	2,221
Reserves for losses and loss adjustment expenses	131,117	79,296	28,477
Premiums receivable	(23,476)	(26,402)	(29,244)
Unearned premiums and service fees	25,679	27,673	17,456
Interest receivable and other assets	(3,208)	(2,865)	93
Prepaid reinsurance premiums	(4,163)	(9,146)	(5,297)
Accounts payable, commissions and other liabilities and assessments and fees payable	6,388	(11,420)	(11,507)
Amounts withheld or retained for accounts of others	13,375	20,800	13,997
Reinsurance recoverable	(50,014)	(11,122)	5,135
Reinsurance balances payable	6,028	4,752	6,844
Other operating activities, net	621	40	(116)
Net cash provided by operating activities	133,992	86,437	50,403
Investing activities
Purchases of fixed maturities	(276,222)	(199,414)	(245,969)
Purchases of equity securities	(28,423)	(31,717)	(35,986)
Proceeds from sale of fixed maturities	15,240	22,146	55,538
Proceeds from sale of equity securities	20,497	12,670	8,748
Proceeds from maturities and redemptions of investments	168,160	143,111	174,304
Change in other investments, net	(2,775)	(3,231)	(2,120)
Capital expenditures	(3,638)	(5,055)	(3,694)
Net cash used in investing activities	(107,161)	(61,490)	(49,179)
Financing activities
Net tax effect from exercise/vesting of share-based compensation	(48)	51	25
Proceeds from the issuance of common shares from treasury	1,940	2,414	1,127
Cash dividends paid on common shares	(10,362)	(9,513)	(8,673)
Net cash used in financing activities	(8,470)	(7,048)	(7,521)
Net increase (decrease) in cash and cash equivalents	18,361	17,899	(6,297)
Cash and cash equivalents at beginning of year	53,583	35,684	41,981
Cash and cash equivalents at end of year	$71,944	$53,583	$35,684

See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	INDEX TO NOTES
1.	Background, Basis of Presentation and Principles of Consolidation	11.	Reinsurance
2.	Significant Accounting Policies	12.	Unpaid Losses and LAE
3.	Fair Value Measurements	13.	Expense on Amounts Withheld
4.	Investments	14.	Statutory Accounting Principles
5.	Long-term Debt	15.	Commitments and Contingencies
6.	Income Taxes	16.	Segment Information
7.	Share-Based Compensation	17.	Quarterly Operating Results (Unaudited)
8.	Employee Benefit Plan	18.	Accumulated Other Comprehensive Income
9.	Earnings Per Common Share	19.	Subsequent Event
10.	Transactions with Related Parties

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
The Company is a 51.1% owned subsidiary of Great American Insurance Company (“Great American”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”).
The Company has five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), and Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. The Company writes its insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 43 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the Company’s alternative risk transfer (“ART”) component. Insurance products are marketed through multiple distribution channels including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. The Company uses its six active agency and service subsidiaries to sell and service the Company’s insurance business. Approximately 15.2% of the Company’s premiums are written in the state of California, and an additional 37.2%, collectively, in the states of Texas, New York, Florida, Missouri, New Jersey, North Carolina, Pennsylvania, and Illinois.
A summary of the significant accounting policies applied in the preparation of the consolidated financial statements follows.
Basis of Presentation
The accompanying consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) which differ in some respects from statutory accounting principles (“SAP”) permitted by state regulatory agencies (see Note 14 – “Statutory Accounting Principles”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries (NIIC, VIC, NIIC-HI, HIL, TCC, Hudson Management Group, Ltd., National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency,

Inc., TransProtection Service Company, Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC) since their formation or acquisition. Significant intercompany transactions have been eliminated.
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

2. Significant Accounting Policies
Contingent Consideration
The Company accounted for the contingent consideration associated with the contractual obligations of the 2010 acquisition of Vanliner in accordance with ASC 805, Business Combinations. As part of the Purchase Agreement (the “Agreement”), UniGroup, Inc. (“UniGroup”) agreed to provide NIIC with comprehensive financial guarantees, including a four and a half year balance sheet guaranty effective through December 31, 2014, whereby both favorable and unfavorable developments related to specified line items on the closing balance sheet, as defined in sections 2.06 and 2.07 of the Agreement, inured to UniGroup. The Company and UniGroup reached a final settlement related to the balance sheet guarantee in the third quarter of 2015, as discussed further below.
The total sum of the difference between acquired amounts and actual or expected settlement amounts for the balance sheet line items which were contractually guaranteed by UniGroup is the calculated contingent consideration. The Company determined the fair value of the contingent consideration that existed at December 31, 2014 based on the present value of expected cash flows associated with the balance sheet line items contractually guaranteed by UniGroup. The estimate of fair value of the contingent consideration required subjective assumptions to be made regarding future business results, discount rates and probabilities assigned to various potential business result scenarios. This amount was discounted based on the appropriate treasury yield curve rate to obtain the discounted fair value at the balance sheet date. At December 31, 2014, the Company had a short-term receivable recorded at fair value for contingent consideration of $1.2 million. In 2015, the Company reached final settlement and received payment from UniGroup in the amount of $5.7 million. As a result, no contingent consideration interests are included on the Company's Consolidated Balance Sheet at December 31, 2015.
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
Investments
The Company classifies its fixed maturity and equity securities as available-for-sale, which are recorded at fair value, with unrealized gains and losses (net of tax) on such securities reported as accumulated other comprehensive income, a separate component of shareholders’ equity. The Company accounts for its other invested assets, which are limited partnership investments, under the equity method with changes in value reported as a component of net realized gains or losses on investments. Earnings from limited partnerships are generally reported on a one month to one quarter lag and are invested in debt and equity securities that are listed and traded on exchanges, as well as private equity investments. Cash contributions made to and distributions received from limited partnerships are recorded in the period in which the transaction occurs.
Net investment income is adjusted for amortization of premiums to the earliest of the call date or maturity date and accretion of discounts to maturity. Realized gains and losses credited or charged to income are determined by the specific identification method. Estimated fair values for investments are determined based on published market quotations or where not available, based on other observable market data, broker quotations or other independent sources. When a decline in fair value is deemed to be other-than-

temporary, a provision for impairment is charged to earnings (included in realized (losses) gains) and the cost basis of that investment is reduced. Interest income is recognized when earned and dividend income is recognized when declared.
In accordance with accounting guidance for other-than-temporary impairments, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairment into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive (loss) income). The credit related portion of an other-than-temporary impairment is measured by comparing a security’s amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge recorded in earnings is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 – “Investments.”
Deferred Policy Acquisition Costs (“DPAC”)
Policy acquisition costs, principally commissions, premium taxes and assessments, directly related to the production of new business, are deferred and amortized over the period in which the related premiums are earned. Policy acquisition costs are limited based upon recoverability without any consideration for anticipated investment income and are charged to operations ratably over the terms of the related policies. The Company accelerates the amortization of these costs for premium deficiencies. The amount of deferred policy acquisition costs amortized during both years ended December 31, 2015 and 2014 was $85.0 million, and for December 31, 2013 was $82.2 million. There were no premium deficiencies for the years ended December 31, 2015, 2014 or 2013.
Property and Equipment
Property and equipment are reported at cost, less accumulated depreciation and amortization, and include capitalized software developed or acquired for internal use. Property and equipment are depreciated or amortized over the estimated useful lives on a straight-line basis. The useful lives range from three to five years for computer equipment; 20 to 40 years for buildings and improvements; three years for capitalized software; and five to seven years for all other property and equipment. Upon sale or retirement, the cost of the asset and related accumulated depreciation are eliminated from their respective accounts and the resulting gain or loss is included in operations. Repairs and maintenance are charged to operations when incurred. The Company recorded depreciation expense of $5.0 million, $5.2 million and $5.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Intangible Assets
The Company recognized certain intangible assets as part of the Vanliner acquisition in 2010 based on their fair value as required by ASC 805. These intangible assets consist of acquired state insurance licenses, with an indefinite life, and an acquired relationship asset relating to renewal rights, trade names, customer relationships and distribution networks. Intangible assets with definite lives are amortized over their estimated useful life, which is five years for the acquired relationship asset. The Company recorded amortization expense of $0.1 million for the year ended December 31, 2015 and $0.3 million for both the years ended December 31, 2014 and 2013 relating to this intangible asset, which became fully amortized in 2015. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. Indefinite-lived intangible assets are subject to annual impairment testing, which was performed during the fourth quarter of 2015. Based upon this review, no impairment losses were recognized in 2015.
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
Federal Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. Management evaluates the realizability of the deferred tax assets and assesses the need for a valuation allowance quarterly. The Company recognizes the tax benefits of uncertain tax positions only when the position is more likely than not to be sustained under examination by the appropriate taxing authority. Management considers the accumulated earnings of the Company's foreign subsidiary to be indefinitely reinvested pursuant to a specific plan for reinvestment. As a result, management has not recorded a deferred tax liability of approximately $2.7 million on approximately $8.7 million of undistributed earnings of the Company's foreign subsidiary. Should the Company decide to repatriate the foreign earnings, in the form of dividends or otherwise, it would be subject to both U.S. income taxes and withholding taxes payable to the foreign jurisdiction.
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
Share-Based Compensation
The Company grants options and other share awards to officers under its Long Term Incentive Plan (“LTIP”). The LTIP and share-based compensation are more fully described in Note 7 – “Share-Based Compensation.” Compensation expense is recognized for options and restricted share awards issued on a straight-line basis over their vesting periods based on the fair value of these awards at the date of grant. The Company uses the Black-Scholes pricing model to measure the fair value of employee options, while the market price of the Company's common stock on December 31 is used for restricted share awards.
Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09") to clarify the principles for recognizing revenue. This standard is intended to help reduce diversity in practice and enhance comparability between entities related to revenue recognition. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to claim and loss prevention services will be subject to this updated guidance. In July 2015, the FASB deferred the effective date of the updated guidance by one year. The updated guidance is effective for the quarter ending March 31, 2018. The Company is in the process of assessing the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). The FASB issued ASU 2015-02 to simplify consolidation accounting by reducing the number of consolidation models and to provide more useful information to stakeholders. The ASU affects reporting entities that are required to evaluate whether they should consolidate certain entities. The main provisions affect limited partnerships and similar legal entities as variable interest entities or voting interest entities; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The updated guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of this guidance is not expected to have a material effect on the Company's results of operations or financial position.
In May 2015, the FASB issued ASU No. 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The FASB issued ASU 2015-09 to enhance disclosure requirements for short-duration insurance contracts and to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. The ASU is also intended to improve comparability by requiring consistent disclosure information as well as provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of claims cash flows. The new disclosures will be effective for fiscal years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company will incorporate the required disclosures upon adoption with its annual financial statements as of December 31, 2016 and interim statements beginning with the first quarter of 2017. The new guidance does not affect the existing recognition or measurement guidance and therefore will have no impact on the Company's financial condition or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825), which, among other things, will require all equity securities currently classified as "available-for-sale" to be reported at fair value, with holding gains and losses recognized in net income instead of accumulated other comprehensive income ("AOCI"). The Company will be required to adopt this guidance effective January 1, 2018.

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
Level 1 primarily consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At December 31, 2015, Level 2 included $219.8 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,179	$147,124	$—	$151,303
State and local government obligations	—	311,351	5,021	316,372
Residential mortgage-backed securities	—	157,403	—	157,403
Commercial mortgage-backed securities	—	14,368	—	14,368
Corporate obligations	—	194,045	7,476	201,521
Other debt obligations	—	190,515	14,846	205,361
Redeemable preferred stocks	4,162	—	498	4,660
Total fixed maturities	8,341	1,014,806	27,841	1,050,988
Equity securities:
Common stocks	53,584	806	2,302	56,692
Nonredeemable preferred stocks	20,868	4,069	—	24,937
Total equity securities	74,452	4,875	2,302	81,629
Total fixed maturities and equity securities	82,793	1,019,681	30,143	1,132,617
Cash and cash equivalents	71,944	—	—	71,944
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$154,737	$1,019,681	$30,143	$1,204,561

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
The tables above exclude other invested assets of $47.9 million and $46.8 million at December 31, 2015 and 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.

The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the year ended December 31, 2015, the Company transferred four nonredeemable preferred stocks, one common stock and one redeemable preferred stock, with total fair values of $1.2 million, $0.9 million, and $0.2 million, respectively, from Level 1 to Level 2 due to decreases in trading activity. Conversely, during the same period, the Company transferred four nonredeemable preferred stocks, one common stock and one redeemable preferred stock, with total fair values of $1.5 million, $19 thousand, and $0.2 million, respectively, from Level 2 to Level 1 due to increases in trading activity.
During the year ended December 31, 2014, the Company transferred seven nonredeemable preferred stocks with a total fair value of $5.9 million, from Level 1 to Level 2, due to decreases in trading activity. Conversely, during the same period, the Company transferred seven nonredeemable preferred stocks, with a total fair value of $6.1 million, from Level 2 to Level 1 due to increases in trading activity. During the year ended December 31, 2013, the Company transferred eight nonredeemable preferred stocks, two common stocks, and one redeemable preferred stock, with total fair values of $3.8 million, $1.7 million, and $1.0 million, respectively, from Level 2 to Level 1, due to increases in trading activity.
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the years ending December 31, 2015, 2014 and 2013. The transfers in and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Year Ended December 31, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains (losses):
Included in earnings	—	8	—	—	(278)
Included in other comprehensive income	96	70	(301)	3	(600)
Purchases and issuances	—	500	11,819	—	158
Sales, settlements and redemptions	—	(202)	(2,668)	—	—
Transfers in and/or (out) of Level 3	2,038	—	2,001	—	(966)
Ending balance at December 31, 2015	$5,021	$7,476	$14,846	$498	$2,302
The amount of total gains (losses) for the year included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$(278)

	Year Ended December 31, 2014
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2014	$859	$4,969	3,311	$487	1,500	$583
Total gains (losses):
Included in earnings	—	—	24	—	—	—
Included in other comprehensive income	28	318	(29)	8	(26)	—
Purchases and issuances	2,000	1,000	1,500	—	2,514	—
Sales, settlements and redemptions	—	(202)	(811)	—	—	(583)
Transfers in and/or (out) of Level 3	—	1,015	—	—	—	—
Ending balance at December 31, 2014	$2,887	$7,100	$3,995	$495	$3,988	$—
The amount of total gains (losses) for the year included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—

	Year Ended December 31, 2013
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stock	Nonredeemable Preferred Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2013	$837	$7,658	$—	$483	$—	$—
Total gains (losses):
Included in earnings	—	248	—	—	—	13
Included in other comprehensive income	22	(137)	—	4	—	18
Purchases and issuances	—	1,000	—	—	1,500	969
Sales, settlements and redemptions	—	(3,800)	—	—	—	(417)
Transfers in and/or (out) of Level 3	—	—	3,311	—	—	—
Ending balance at December 31, 2013	$859	$4,969	$3,311	$487	$1,500	$583
The amount of total gains (losses) for the year included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—	$—
At December 31, 2015 the Company had 29 securities with a fair value of $30.1 million that are included in Level 3, which represents approximately 3.0% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not reasonably obtainable or made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is approximately 8.0% of the Company’s shareholders’ equity at December 31, 2015, reasonable changes in unobservable inputs would not have a material impact on the Company’s financial position.

4.  Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
December 31, 2015:
Fixed maturities:
U.S. Government and government agency obligations	$149,402	$2,197	$(296)	$151,303
State and local government obligations	305,625	10,927	(180)	316,372
Residential mortgage-backed securities	153,191	5,407	(1,195)	157,403
Commercial mortgage-backed securities	13,703	675	(10)	14,368
Corporate obligations	204,761	4,039	(7,279)	201,521
Other debt obligations	207,034	384	(2,057)	205,361
Redeemable preferred stocks	4,514	149	(3)	4,660
Total fixed maturities	1,038,230	23,778	(11,020)	1,050,988
Equity securities:
Common stocks	57,785	3,839	(4,932)	56,692
Nonredeemable preferred stocks	24,134	1,121	(318)	24,937
Total equity securities	81,919	4,960	(5,250)	81,629
Total fixed maturities and equity securities	$1,120,149	$28,738	$(16,270)	$1,132,617
December 31, 2014:
Fixed maturities:
U.S. Government and government agency obligations	$110,254	$3,206	$(14)	$113,446
State and local government obligations	329,725	12,193	(337)	341,581
Residential mortgage-backed securities	185,346	8,435	(1,226)	192,555
Commercial mortgage-backed securities	16,050	953	(5)	16,998
Corporate obligations	193,702	6,965	(1,253)	199,414
Other debt obligations	106,711	278	(540)	106,449
Redeemable preferred stocks	4,168	140	(5)	4,303
Total fixed maturities	945,956	32,170	(3,380)	974,746
Equity securities:
Common stocks	54,663	9,643	(1,479)	62,827
Nonredeemable preferred stocks	21,689	963	(251)	22,401
Total equity securities	76,352	10,606	(1,730)	85,228
Total fixed maturities and equity securities	$1,022,308	$42,776	$(5,110)	$1,059,974

The table above excludes other invested assets of $47.9 million and $46.8 million at December 31, 2015 and 2014, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 30.1% of the Company’s fixed maturity portfolio at December 31, 2015, with approximately $275.5 million, or 87.1%, of the Company’s state and local government obligations held in special revenue obligations and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, with 98.9% of such securities rated investment grade (as determined by nationally recognized agencies) at December 31, 2015. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at December 31, 2015.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both December 31, 2015 and 2014.
The amortized cost and fair value of fixed maturities at December 31, 2015, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$35,903	$36,226
Due after one year through five years	373,783	375,561
Due after five years through ten years	384,313	387,039
Due after ten years	77,337	80,391
	871,336	879,217
Mortgage-backed securities	166,894	171,771
Total	$1,038,230	$1,050,988
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Fixed maturity gains	$854	$1,352	$3,495
Fixed maturity losses	(2,661)	(262)	(602)
Equity security gains	6,430	4,404	2,375
Equity security losses	(6,231)	(2,046)	(246)
Other invested assets, net (losses) gains	(1,670)	3,310	1,514
Net realized (losses) gains on investments	$(3,278)	$6,758	$6,536
Pre-tax net realized losses on investments were $3.3 million for the year ended December 31, 2015, as compared to net realized gains of $6.8 million and $6.5 million for the years ended December 31, 2014 and 2013, respectively. The net realized losses in 2015 were driven by $7.8 million in other-than-temporary impairment charges on both equity and fixed maturity securities, which were concentrated within the energy and financial services sectors, as compared to $2.0 million and $0.2 million for the years ended December 31, 2014 and 2013, respectively. The other-than-temporary impairment charges for the years ended December 31, 2015, 2014 and 2013, occurred on securities where management is uncertain of the timing and the extent of ultimate recovery. In addition, other invested assets produced net losses of $1.7 million as these investments were impacted by turmoil in the energy sector during 2015, as compared to net gains of $3.3 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.
Partially offsetting these losses for 2015, and contributing to the gains on investments in 2014 and 2013, were net realized gains associated with the sales or redemptions of securities of $6.2 million, $5.4 million and $5.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Year Ended December 31, 2015:
Realized before impairments	$189	$5,965	$(1,670)	$(1,569)	$2,915
Realized - impairments	(1,996)	(5,766)	—	2,717	(5,045)
Change in unrealized	(16,032)	(9,166)	—	8,820	(16,378)
Year Ended December 31, 2014:
Realized before impairments	1,352	4,059	3,310	(3,052)	5,669
Realized - impairments	(262)	(1,701)	—	687	(1,276)
Change in unrealized	9,360	(1,357)	—	(2,801)	5,202
Year Ended December 31, 2013:
Realized before impairments	2,900	2,277	1,514	(2,342)	4,349
Realized - impairments	(7)	(148)	—	54	(101)
Change in unrealized	(25,271)	6,266	—	6,652	(12,353)

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position:

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
December 31, 2015:
Fixed maturities:
U.S. Government and government agency obligations	$45,631	$(296)	99.4%	22	$—	$—	0.0%	—
State and local government obligations	15,498	(137)	99.1%	15	1,627	(43)	97.4%	3
Residential mortgage-backed securities	23,502	(318)	98.7%	28	28,426	(877)	97.0%	31
Commercial mortgage-backed securities	440	(1)	99.8%	1	495	(9)	98.2%	1
Corporate obligations	75,756	(5,660)	93.0%	99	3,658	(1,619)	69.3%	5
Other debt obligations	138,531	(1,860)	98.7%	131	8,201	(197)	97.7%	11
Redeemable preferred stocks	344	(1)	99.7%	1	498	(2)	99.6%	1
Total fixed maturities	299,702	(8,273)	97.3%	297	42,905	(2,747)	94.0%	52
Equity securities:
Common stocks	26,993	(4,932)	84.6%	42	—	—	0.0%	—
Nonredeemable preferred stocks	5,387	(113)	97.9%	11	2,795	(205)	93.2%	3
Total equity securities	32,380	(5,045)	86.5%	53	2,795	(205)	93.2%	3
Total fixed maturities and equity securities	$332,082	$(13,318)	96.1%	350	$45,700	$(2,952)	93.9%	55
December 31, 2014:
Fixed maturities:
U.S. Government and government agency obligations	$11,750	$(13)	99.9%	7	$49	$(1)	98.0%	1
State and local government obligations	18,100	(166)	99.1%	14	6,110	(171)	97.3%	6
Residential mortgage-backed securities	19,344	(140)	99.3%	19	38,163	(1,086)	97.2%	34
Commercial mortgage-backed securities	848	(4)	99.5%	1	776	(1)	99.9%	1
Corporate obligations	21,230	(974)	95.6%	33	10,874	(279)	97.5%	7
Other debt obligations	50,733	(273)	99.5%	54	13,291	(267)	98.0%	13
Redeemable preferred stocks	—	—	0.0%	—	495	(5)	99.0%	1
Total fixed maturities	122,005	(1,570)	98.7%	128	69,758	(1,810)	97.5%	63
Equity securities:
Common stocks	13,379	(1,479)	90.0%	19	—	—	0.0%	—
Nonredeemable preferred stocks	4,921	(58)	98.8%	9	2,807	(193)	93.6%	3
Total equity securities	18,300	(1,537)	92.3%	28	2,807	(193)	93.6%	3
Total fixed maturities and equity securities	$140,305	$(3,107)	97.8%	156	$72,565	$(2,003)	97.3%	66

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios increased from $5.1 million at December 31, 2014 to $16.3 million at December 31, 2015. The increase in gross unrealized losses was driven primarily by an increase in interest rates and credit spreads, as well as the continued downturn in the energy and energy related sectors, leading to lower valuations. The $11.0 million in gross unrealized losses at December 31, 2015 on fixed maturity securities was primarily on holdings in corporate obligations and to a lesser extent, other debt obligations and residential mortgage-backed securities. Investment grade securities represented 88.8% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities at December 31, 2015 consist of $4.9 million of common stocks that have been in an unrealized loss position for less than twelve months as well as $0.3 million of primarily investment grade nonredeemable preferred stocks, all of which are considered to be temporary.

At December 31, 2015, corporate obligations, with gross unrealized losses of $7.3 million, had 99 securities that were in an unrealized loss position of $5.7 million for less than 12 months and 5 securities with gross unrealized losses of $1.6 million for 12 months or more. Investment grade securities represented 75.2% of all corporate obligations with unrealized losses. At December 31, 2015, other debt obligations, with gross unrealized losses of $2.1 million, had 131 securities that were in an unrealized loss position of $1.9 million for less than 12 months and 11 securities with unrealized losses of $0.2 million for 12 months or more. Investment grade securities represented 99.4% of all other debt obligations with unrealized losses.

At December 31, 2015, residential mortgage-backed securities, with gross unrealized losses of $1.2 million, had 28 securities that were in an unrealized loss position of $0.3 million for less than 12 months and 31 securities with gross unrealized losses of $0.9 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings at December 31, 2015 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Beginning balance at January 1	$2,368	$2,183	$2,282
Additional credit impairments on:
Previously impaired securities	15	230	—
Securities without prior impairment	37	—	—
Reductions - disposals	(29)	(45)	(99)
Ending balance at December 31	$2,391	$2,368	$2,183

The following table summarizes investment income earned and investment expenses incurred:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Investment income:
Fixed maturities	$36,498	$33,516	$32,753
Equity securities	4,480	3,179	2,003
Short-term investments and cash equivalents	8	4	5
Total investment income	40,986	36,699	34,761
Investment expense	(1,247)	(1,182)	(1,384)
Net investment income	$39,739	$35,517	$33,377
At December 31, 2015 and 2014, the carrying value of all deposits with state insurance departments was $119.4 million and $104.8 million, respectively. These deposits consisted of fixed maturity investments, certificates of deposit and money market funds.

5.  Long-Term Debt
Long-term debt outstanding was $12.0 million at December 31, 2015 and December 31, 2014.
On November 19, 2012, the Company replaced its $50.0 million credit agreement with a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.750% to 1.000% based on the Company’s A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.5% in excess of the federal funds effective rate, or (c) 1.0% in excess of the one-month LIBOR rate. Based on the Company’s A.M. Best insurance group rating of “A” at December 31, 2015, the interest rate on this debt is equal to the six-month LIBOR (0.524% at December 31, 2015) rate plus 87.5 basis points, with interest payments due quarterly. Commitment fees on the average daily unused portion of the Credit Agreement also vary with the Company’s A.M. Best insurance group rating and range from 0.075% to 0.125%, or 0.100% at December 31, 2015.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict the Company’s ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of December 31, 2015, the Company was in compliance with all covenants.
Interest paid on long-term debt during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $0.1 million and $0.2 million, respectively.

6.  Income Taxes
Income tax (benefit) expense was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current federal income tax provision	$8,142	$1,014	$3,350
Current state income tax provision	360	265	232
Deferred federal income tax (benefit) expense	(1,865)	(540)	537
	$6,637	$739	$4,119

A reconciliation of the provision for income taxes for financial reporting purposes and the provision for income taxes calculated at the statutory rate of 35% is as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Federal income tax expense at statutory rate	$9,619	$4,118	$7,592
Effect of:
Tax-exempt investment income	(3,305)	(3,569)	(3,829)
Other items, net	323	190	356
	$6,637	$739	$4,119
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$19,959	$18,442
Unpaid losses and loss adjustment expenses	18,687	19,609
Assessments and fees payable	1,576	1,491
Realized losses on investments, primarily impairments	5,147	4,138
Accrued compensation	1,959	1,897
Limited partnership investments	61	—
Other, net	2,185	2,548
Total deferred tax assets	49,574	48,125
Deferred tax liabilities:
Deferred policy acquisition costs	(7,793)	(7,929)
Unrealized gains on investments	(4,363)	(13,183)
Intangible assets	(2,678)	(2,727)
Limited partnership investments	—	(236)
Prepaid expense	(279)	—
Other, net	(626)	(900)
Total deferred tax liabilities	(15,739)	(24,975)
Net deferred tax assets	$33,835	$23,150

Federal income taxes paid, net of refunds, for 2015, 2014 and 2013 were $6.2 million, $2.5 million and $16.2 million, respectively. At December 31, 2015 and December 31, 2014, income tax recoverables were $1.4 million and $0.9 million, respectively, and are included in the "Prepaid expense and other assets" line-item on the Company's Consolidated Balance Sheets.
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
The Company had no liability recorded for unrecognized tax benefits at December 31, 2015 and 2014. In addition, the Company has not accrued for interest and penalties related to unrecognized tax benefits. However, if interest and penalties would need to be accrued related to unrecognized tax benefits, such amounts would be recognized as a component of the provision for federal income taxes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and U.S. territory jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal or state income tax examination for years before 2012.

7. Share-Based Compensation
The Company grants options and other share awards to officers and key employees of the Company under the LTIP. At December 31, 2015, there were 745,389 of the Company’s common shares reserved for issuance under the LTIP, of which 180,000 common shares are for outstanding options. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. Restricted share awards generally cliff vest three years from the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. Treasury shares are used to fulfill the options exercised and other awards granted.
The Company recognized share-based compensation expense, inclusive of options forfeited, of $0.8 million for the year ended December 31, 2015 and $0.6 million for both years ended December 31, 2014 and 2013. Related income tax benefits were approximately $0.2 million for each of the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, there was $0.3 million and $0.8 million of unrecognized compensation expense related to nonvested options and restricted share awards, respectively. These amounts are both expected to be recognized over a weighted average of 1.5 years. The Company has included share-based compensation expense within the “Other operating and general expenses” line-item in the Consolidated Statements of Income.
A summary of option activity in the LTIP is as follows:

	Year Ended December 31, 2015
	Total Options Outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding, beginning of year	286,853	$22.15
Expired	(3,000)	13.50
Exercised	(103,853)	18.82
Options outstanding, end of year	180,000	$24.22	5.5 years	$447
Options exercisable, end of year	116,000	$23.96	5.1 years	$318

The intrinsic value of options exercised was $0.9 million, $1.1 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was $0.2 million, $0.3 million, and $0.4 million, respectively. The Company has not granted options since 2012.

A summary of restricted stock activity in the LTIP is as follows:

	Year Ended December 31, 2015
	Total Nonvested Shares
	Shares	Weighted Average Grant Date Fair Value
Nonvested shares, beginning of year	64,320	$29.63
Granted	15,555	29.80
Vested	(12,000)	32.11
Forfeited	(4,321)	27.79
Nonvested shares, end of year	63,554	$29.32

The Company granted 18,885 restricted shares (fair value of $23.00 per share) in 2014. There were 12,543 restricted shares (fair value $32.33 per share) granted in 2013. The fair value of shares vested was $0.4 million for the year ended December 31, 2015 and $0.3 million for each of the years ended December 31, 2014 and 2013.

8.  Employee Benefit Plan

The Company maintains a retirement savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time employees (the “Plan”). Contributions to the profit sharing portion of the Plan are made at the discretion of the Company and are based on a percentage of employees’ earnings after their eligibility date. Profit sharing expense for the year ended December 31, 2015 was $0.1 million and was $1.0 million for both of the years ended December 31, 2014 and 2013. Effective August 2015, the Plan provides for employer matching of participant contributions for 100% on the first 3% and

50% on the next 3% of the employee’s qualifying salary. For the year ended December 31, 2015, matching contributions made by the Company for the Plan were $0.6 million. There were no matching contributions made by the Company to the Plan for the years ended December 31, 2014 and 2013. Profit sharing distributions and employee and employer matching contributions are invested at the direction of the employee in a number of investment options available under the Plan, offered by an unaffiliated investment manager. Participants in the Plan may choose to invest in the Company’s common shares as an investment option. The Company does not provide other postretirement and postemployment benefits.

9.   Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income	$20,847	$11,026	$17,573
Weighted average shares outstanding during period	19,862	19,755	19,645
Additional shares issuable under employee common stock option plans using treasury stock method	48	78	123
Weighted average shares outstanding assuming exercise of stock options	19,910	19,833	19,768
Net income per share:
Basic	$1.05	$0.56	$0.89
Diluted	$1.05	$0.56	$0.89
For both years ended December 31, 2015 and 2014 there were 97,870 outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive. For the year ended December 31, 2013 there were 100,000 outstanding options and restricted shares excluded from dilutive earnings because they were anti-dilutive.

10.   Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in the assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA, a wholly-owned subsidiary of the Company, is a party to an underwriting management agreement with Great American. As of December 31, 2015, Great American owned 51.1% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company was also previously involved in the cession of premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 1, 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2015 was not material.
The tables below summarizes the reinsurance balance and activity with Great American:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Assumed premiums written	$280	$566	$1,725
Assumed premiums earned	415	1,024	2,134
Assumed losses and loss adjustment expense incurred	36	796	2,426
Ceded premiums written	4	68	51
Ceded premiums earned	29	66	54
Ceded losses and loss adjustment expense recoveries	467	862	1,959

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Payable to Great American as of year end	$3	$56	$103

The Company is not substantially dependent on any individual reinsurance agreements, including the expired reinsurance agreements with Great American. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
During 2015, Virginia, Washington, and Connecticut recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of AFG, whereby AMMC manages approximately 58.0% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio’s fair value. Fees for such services were approximately $1.0 million for the year ended December 31, 2015 and $0.9 million for both years ended December 31, 2014 and 2013.
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

On April 18, 2014, the Company entered into an agreement with Alan R. Spachman, whereby the Company agreed to reimburse Mr. Spachman for a portion of the legal fees and expenses that he incurred personally in connection with the tender offer by Great American to purchase all the publicly traded shares of the Company that Great American did not already own. The agreement provided that the Company pay $0.6 million to Mr. Spachman. Such amount is included in the "Transaction expenses" line item on our Consolidated Statements of Income. The Company recognized the expense in the first quarter and remitted the payment of $0.6 million on April 25, 2014.

11. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Direct premiums written	$708,490	$676,821	$621,532
Reinsurance assumed	18,629	12,182	10,461
Reinsurance ceded	(119,693)	(113,429)	(94,389)
Net premiums written	$607,426	$575,574	$537,604
Direct premiums earned	$683,967	$649,764	$604,673
Reinsurance assumed	17,349	11,786	10,129
Reinsurance ceded	(115,529)	(104,283)	(89,092)
Total premiums earned	$585,787	$557,267	$525,710

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Reinsurance recoverable	$230,346	$180,332	$169,210

The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property-casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the years ended December 31, 2015, 2014 and 2013 were $55.0 million, $60.8 million and $66.6 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with only reinsurers rated “Excellent” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below "A-", the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.

12.  Unpaid Losses and LAE
The following table provides a reconciliation of the beginning and ending reserve balances for unpaid losses and LAE, on a net of reinsurance basis, for the dates indicated, to the gross amounts reported in the Company’s Consolidated Balance Sheets:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Reserve for losses and LAE, net of related reinsurance recoverables, at beginning of year	$713,635	$647,339	$607,604
Add:
Provision for unpaid losses and LAE for claims net of reinsurance, occurring during:
Current year	457,516	436,400	406,483
Prior years	14,424	30,598	23,073
	471,940	466,998	429,556
Deduct:
Losses and LAE payments for claims, net of reinsurance, occurring during:
Current year	123,480	124,049	128,052
Prior years	272,712	276,653	240,981
	396,192	400,702	369,033
Effect on loss and LAE expenses relating to changes in guaranteed reserves	7,001	—	(20,788)
Reserve for losses and LAE, net of related reinsurance recoverables, at end of year	796,384	713,635	647,339
Reinsurance recoverable on unpaid losses and LAE, at end of year	217,811	169,443	156,443
Reserve for unpaid losses and LAE, gross of reinsurance recoverables	$1,014,195	$883,078	$803,782
The foregoing reconciliation shows unfavorable prior year development of $14.4 million, $30.6 million, and $23.1 million for the years ended December 31, 2015, 2014, and 2013, respectively. The unfavorable development and reserve strengthening reported in each of these three years was predominately in the commercial auto liability line of business. In both 2014 and 2015, the unfavorable development, while related to several accident years, was more prominent in accident years 2011 through 2013. Included in the $14.4 million of unfavorable development in 2015 is $9.7 million related to reserve strengthening primarily for accident years 2012 and 2013, recorded during the fourth quarter of 2015. Included in the $30.6 million of unfavorable development in 2014 is $20.0 million related to reserve strengthening for accident years 2011 through 2013 recorded during the second quarter of 2014. The $23.1 million of unfavorable development in 2013 was predominately related to accident years 2010 and 2011, of which a portion is related to commercial auto business that is no longer in force, and includes $6.0 million related to reserve strengthening in accident year 2011 recorded during the second quarter of 2013.
In 2015, the Company recorded unfavorable development on the Vanliner reserves acquired in 2010, compared to no development in 2014 and favorable reserve development in 2013. The development recorded in 2013 and 2015 was subject to a contractual balance sheet guaranty that expired on December 31, 2014 with the final settlement of such contractual amounts occurring during 2015. Accordingly, offsetting charges to loss and LAE expense were recorded in the Consolidated Statements of Income to record the $7.0 million relating to the development in 2015 as a receivable from the guarantor and the $20.8 million relating to the unfavorable development in 2013 as a payable to the guarantor. Management of the Company evaluates case and IBNR reserves based on data from a variety of sources including the Company’s historical experience, knowledge of various factors and industry data extrapolated from other insurers writing similar lines of business.

13. Expense on Amounts Withheld
The Company invests funds in the participant loss layer for several of the ART programs. The Company has investment income and realized gains or losses, and incurs an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that the Company remits back to ART participants. The related investment income and realized gains or losses are included in the Company’s “Net investment income” and “Net realized (losses)gains on investments” lines, respectively, on its Consolidated Statements of Income.

The following table summarizes the activity and balances related to ART programs:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Expense on amounts withheld related to ART programs	$6,458	$6,410	$5,057

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Investment balance related to ART programs	$278,903	$231,140	$196,821

14.  Statutory Accounting Principles ("SAP")
The Company’s insurance subsidiaries report to various insurance departments using SAP prescribed or permitted by the applicable regulatory agency of the domiciliary commissioner. The statutory capital and surplus and statutory net income of NIIC, VIC, TCC and NIIC-HI were as follows:

	December 31,
	(unaudited)
	2015	2014	2013
	(Dollars in thousands)
NIIC statutory capital and surplus	$295,596	$284,680	$283,419
VIC statutory capital and surplus	130,796	127,260	121,918
TCC statutory capital and surplus	19,099	18,450	17,633
NIIC-HI statutory capital and surplus	12,706	12,166	11,292

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
NIIC statutory net income	$12,548	$5,355	$21,925
VIC statutory net income	4,975	4,940	9,466
TCC statutory net income	851	823	1,170
NIIC-HI statutory net income	348	181	673
The statutory capital and surplus of VIC, TCC and NIIC-HI is included in the statutory capital and surplus of NIIC for reporting purposes.
NIIC, VIC, TCC and NIIC-HI are subject to insurance regulations that limit the payment of dividends without the prior approval of their respective insurance regulators. Without prior regulatory approval, the maximum amount of dividend that may be paid in 2016 by NIIC to the Company based on the greater of 10% of prior year surplus or net income is $29.6 million. VIC’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income, excluding realized gains, is $13.1 million. TCC's and NIIC-HI’s maximum distribution to NIIC based on the greater of 10% of prior year surplus or net income is $1.9 million and $1.3 million, respectively.
NIIC paid no dividends to the Company in 2015 and paid $10.0 million to the Company in both 2014 and 2013. Also, in accordance with statutory restrictions each of the insurance companies’ subsidiaries must meet minimum Risk-Based Capital (“RBC”) levels. At December 31, 2015, NIIC, VIC, TCC and NIIC-HI exceeded the minimum RBC levels and are well in excess of minimum capital requirements set forth by the companies’ respective states of domicile.

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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At December 31, 2015 and 2014, the liability for such assessments was $5.0 million and $4.6 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the “Other invested assets” line on the Consolidated Balance Sheets.  Relative to such limited partnerships the Company has contractual agreements to invest up to an additional $14.8 million. These limited partnership contractual agreements have expiration dates up to five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.

16.  Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$321,262	$300,922	$283,725
Transportation	195,960	191,482	172,367
Specialty Personal Lines	30,718	35,086	45,311
Hawaii and Alaska	19,602	18,009	15,357
Other	18,245	11,768	8,950
Total premiums earned	585,787	557,267	525,710
Net investment income	39,739	35,517	33,377
Net realized (losses) gains on investments	(3,278)	6,758	6,536
Other	3,477	3,399	3,303
Total revenues	$625,725	$602,941	$568,926

17.  Quarterly Operating Results (Unaudited)
The following are quarterly results of operations for the years ended December 31, 2015 and 2014:

	1st Quarter	2nd Quarter (b)	3rd Quarter	4th Quarter	Year Ended
	(Dollars in thousands)
2015
Revenues	$149,378	$155,037	$158,620	$162,690	$625,725
Net income	7,109	6,642	5,145	1,951	20,847
Net income per share – basic (a)	0.36	0.33	0.26	0.10	1.05
Net income per share – diluted (a)	0.36	0.33	0.26	0.10	1.05
2014
Revenues	$145,570	$149,775	$152,702	$154,894	$602,941
Net income (loss)	8,055	(10,743)	8,793	4,921	11,026
Net income (loss) per share – basic (a)	0.41	(0.54)	0.44	0.25	0.56
Net income (loss) per share – diluted (a)	0.41	(0.54)	0.44	0.25	0.56

(a)
Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly earnings per share amounts may not equal the annual amounts reported.

(b)	During the second quarter of 2014, the Company experienced an increase in adverse prior year development.

18. Accumulated Other Comprehensive Income, Net of Tax
The following table presents the changes in the Company's AOCI:

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Beginning balance	$24,483	$19,281	$31,634
Net unrealized (losses) gains on available-for-sale securities:
Net unrealized holding (losses) gains on securities arising during the period, net of tax	(17,423)	8,186	(9,584)
Reclassification adjustment for net realized losses (gains) included in net income, net of tax	1,045	(2,984)	(2,769)
Other comprehensive (loss) income, net of tax	(16,378)	5,202	(12,353)
Ending balance	$8,105	$24,483	$19,281
The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the years ended December 31, 2015, 2014, and 2013 categorized by the respective affected line items in the Consolidated Statements of Income:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
(Decrease) Increase to net realized (losses) gains on investments	$(1,608)	$4,590	$4,260
(Decrease) Increase to income before income taxes	(1,608)	4,590	4,260
(Decrease) Increase to (benefit) provision for income taxes	(563)	1,606	1,491
(Decrease) Increase to net income	$(1,045)	$2,984	$2,769

19. Subsequent Event
On March 7, 2016, AFG announced that it had submitted a proposal to the Company to acquire all of the outstanding shares of Common Stock of the Company (“Common Stock”) not already owned by AFG’s wholly-owned subsidiary, Great American, at a purchase price of $30.00 per share in cash. As of March 7, 2016, Great American beneficially owned 10,200,000, or approximately 51.0%, of the outstanding shares of Common Stock.

ITEM 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A    Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, on pages 51 and 52, respectively, are incorporated herein by reference.

ITEM 9B    Other Information
None.

PART III
The information required by the following Items, except as to the information provided below under Item 10 and Item 12, will be included in our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of our fiscal year, and is incorporated herein by reference.

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

ITEM 11    Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance, Committee Descriptions and Reports” and “2016 Director Compensation” in our Proxy Statement.

ITEM 12    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated herein by reference to the information set forth under the captions “Principal Shareholders” and “Management” in our Proxy Statement.
Equity Compensation Plan Information
The table below shows information regarding awards outstanding and common shares available for issuance (as of December 31, 2015) under the National Interstate Corporation Long Term Incentive Plan, as amended.

Equity Compensation Plans	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Approved by shareholders	180,000	$24.22	565,389
Not approved by shareholders	none	N/A	none

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

ITEM 14    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information set forth under the captions “Matters to be Considered — Proposal No. 2 Ratification of the Appointment of Our Independent Registered Public Accounting Firm” and “Corporate Governance, Committee Descriptions and Reports” in our Proxy Statement.

PART IV

ITEM 15    Exhibits and Financial Statement Schedules

(A)	The following documents are filed as part of this report:

1.	The Financial Statements as included in Part II, Item 8.

2.	The Financial Statement Schedules listed in the following Financial Statement Schedule Index are filed as part of this report.

Index to Financial Statement Schedules

Schedule	Description	Page	Filing Basis
Schedule I	Summary of Investments	—	(2)
Schedule II	Condensed Financial Information of Parent Company	86	—
Schedule III	Supplementary Insurance Information	89	—
Schedule IV	Reinsurance	—	(3)
Schedule V	Valuation and Qualifying Accounts	90	—
Schedule VI	Supplementary Information Concerning Property-Casualty Insurance Operations	—	(4)

The Exhibits listed below are filed as part of, or incorporated by reference into, this report:

Number	Description	Filing Basis
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amended and Restated Code of Regulations	(1)
10.1	Long Term Incentive Plan, as amended and restated through August 1, 2014*	(10)
10.2	Deferred Compensation Plan*	(1)
10.3	Underwriting Management Agreement dated November 1, 1989, as amended, among National Interstate Insurance Agency, Inc., Great American Insurance Company, Agricultural Insurance Company, American Alliance Insurance Company and American National Fire Insurance Company	(1)
10.4	Registration Rights Agreement effective February 2, 2005 among National Interstate Corporation, Alan Spachman and Great American Insurance Company	(1)
10.5	Agreement of Reinsurance No. 0012 dated November 1, 1989 between National Interstate Insurance Company and Great American Insurance Company	(1)
10.6	Amended and Restated Employee Retention Agreement between National Interstate Insurance Agency, Inc. and David W. Michelson, dated December 28, 2007*	(5)
10.7	Employment and Non-Competition Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson, as amended as of January 1, 2008*	(5),(8)
10.8	Restricted Shares Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.9	Stock Bonus Agreement dated March 12, 2007 between National Interstate Corporation and David W. Michelson*	(8)
10.10	National Interstate Corporation Amended and Restated Management Bonus Plan, as amended as of November 6, 2009*	(6),(9)
10.11	Credit Agreement among National Interstate Corporation, Fifth Third Bank and U.S. Bank National Association, dated as of November 19, 2012	(7)
10.12	Purchase Agreement, dated as of April 26, 2010, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(11)
10.13	Letter Agreement, dated as of February 18, 2011, among UniGroup, Inc., National Interstate Insurance Company and National Interstate Corporation	(12)
10.14	Investment Management Agreement effective October 1, 2012 between American Money Management Corporation, National Interstate Insurance Company, National Interstate Insurance Company of Hawaii, Inc., Vanliner Insurance Company and Triumphe Casualty Company	(13)
10.15	Form of Award Agreement for Restricted Shares and Performance Shares*	(14)
10.16	Agreement dated July 1, 2014, by and among Alan R. Spachman, National Interstate Insurance Corporation, American Financial Group, Inc. and Great American Insurance Company.	(15)
10.17	Employment and Non-Competition Agreement, dated December 21, 2015, between National Interstate Corporation and Anthony J. Mercurio*	(16)
10.18	Employment and Non-Competition Agreement, dated December 21, 2015, between National Interstate Corporation and David W. Michelson*	(16)
21.1	List of subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

(2)	This information is contained in Notes to Consolidated Financial Statements at Note Four “Investments.”

(3)	This information is contained in Notes to Consolidated Financial Statements at Note Eleven “Reinsurance.”

(4)	This information is contained in Notes to Consolidated Financial Statements at Note Twelve “Unpaid Losses and LAE” and in Schedule III “Supplementary Insurance Information.”

(5)	This exhibit is incorporated by reference to our Form 8-K filed January 4, 2008.

(6)	This exhibit is incorporated by reference to our Form 8-K filed September 27, 2007.

(7)	This exhibit is incorporated by reference to our Form 8-K filed November 20, 2012.

(8)	This exhibit is incorporated by reference to our Form 10-K filed March 14, 2007.

(9)	This exhibit is incorporated by reference to our Form 8-K filed November 12, 2009.

(10)	This exhibit is incorporated by reference to our Form 8-K filed September 22, 2014.

(11)	This exhibit is incorporated by reference to our Form 8-K filed April 28, 2010.

(12)	This exhibit is incorporated by reference to our Form 8-K filed February 23, 2011.

(13)	This exhibit is incorporated by reference to our Form 10-K filed March 8, 2013.

(14)	This exhibit is incorporated by reference to our Form 8-K filed February 25, 2013.

(15)	This exhibit is incorporated by reference to our Form 8-K filed July 7, 2014.

(16)	This exhibit is incorporated by reference to our Form 8-K filed December 21, 2015.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Investment in subsidiaries	$351,355	$345,399
Investments:
Fixed maturities available-for-sale, at fair value (cost of $1,930 and $5,934, respectively)	1,904	5,816
Equity securities available-for-sale, at fair value (cost of $0 and $21, respectively)	—	116
Total investments	1,904	5,932
Receivable from subsidiary	11,950	11,278
Cash and cash equivalents	3,290	7,302
Property and equipment, net	1,797	2,734
Other assets	2,411	3,263
Total assets	$372,707	$375,908
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Long-term debt	$12,000	$12,000
Other liabilities	1,810	1,819
Total liabilities	13,810	13,819
Shareholders’ equity:
Preferred shares – no par value Authorized – 10,000 shares Issued – 0 shares	—	—
Common shares - $0.01 par value Authorized – 50,000 shares Issued – 23,350 shares, including 3,441 and 3,557 shares, respectively, in treasury	234	234
Additional paid-in capital	61,926	59,386
Retained earnings	293,516	283,031
Accumulated other comprehensive income	8,105	24,483
Treasury shares	(4,884)	(5,045)
Total shareholders’ equity	358,897	362,089
Total liabilities and shareholders’ equity	$372,707	$375,908

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
Fees from subsidiaries	$27,749	$23,294	$20,919
Net investment income	105	12	24
Total revenues	27,854	23,306	20,943
Expenses:
General and administrative expenses	30,014	26,710	22,311
Interest expense	199	185	195
Total expenses	30,213	26,895	22,506
Loss before income taxes and equity in undistributed income of subsidiaries	(2,359)	(3,589)	(1,563)
Income tax benefit	(826)	(1,256)	(547)
Loss before equity in undistributed income of subsidiaries	(1,533)	(2,333)	(1,016)
Equity in undistributed income of subsidiaries, net of tax	22,380	13,359	18,589
Net income	$20,847	$11,026	$17,573

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Operating activities
Net income	$20,847	$11,026	$17,573
Adjustments to reconcile net income to net cash used in operating activities	(19,721)	(15,097)	(18,607)
Net cash provided by (used in) operating activities	1,126	(4,071)	(1,034)
Investing activities
Distributions from subsidiaries	—	10,000	10,000
Purchases of investments	—	(2,934)	(10,767)
Proceeds from sale or maturities of investments	4,021	2,001	6,750
Capital expenditures	(689)	(673)	(1,279)
Net cash provided by investing activities	3,332	8,394	4,704
Financing activities
Net tax effect from exercise/vesting of stock-based compensation	(48)	51	25
Issuance of common shares from treasury	1,940	2,414	1,127
Cash dividends paid on common shares	(10,362)	(9,513)	(8,673)
Net cash used in financing activities	(8,470)	(7,048)	(7,521)
Net decrease in cash and cash equivalents	(4,012)	(2,725)	(3,851)
Cash and cash equivalents at beginning of year	7,302	10,027	13,878
Cash and cash equivalents at end of year	$3,290	$7,302	$10,027

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

 SCHEDULE III — SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs	Liability for Unpaid Losses and LAE	Unearned Premiums	Earned Premiums	Net Investment Income	Losses and LAE	Amortization of Deferred Policy Acquisition Costs	Other Underwriting Expenses	Net Premiums Written
	(In thousands)
Year ended December 31, 2015	$22,265	$1,014,195	$336,934	$585,787	$39,739	$471,940	$84,975	$9,100	$607,426
Year ended December 31, 2014	22,654	883,078	311,255	557,267	35,517	466,998	84,954	9,476	575,574
Year ended December 31, 2013	23,025	803,782	283,582	525,710	33,377	429,556	82,240	9,953	537,604

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES

SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at Beginning of Period	Charged/(Credited) to Expenses	Charged to Other Accounts	Deductions (a)	Balance at End of Period
	(In thousands)
Year ended December 31, 2015
Premiums in course of collection	$2,627	$(453)	$—	$47	$2,127
Year ended December 31, 2014
Premiums in course of collection	3,225	(400)	—	198	2,627
Year ended December 31, 2013
Premiums in course of collection	2,809	443	—	27	3,225

(a)	Deductions include write-offs of amounts determined to be uncollectible.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

NATIONAL INTERSTATE CORPORATION

By:	/s/ DAVID W. MICHELSON
	Name:	David W. Michelson
	Title:	Chief Executive Officer
Signed: March 9, 2016
Pursuant to the requirements of Section 12 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ DAVID W. MICHELSON	Director and Chief Executive Officer (Principal Executive Officer)	March 9, 2016
David W. Michelson

/s/ JULIE A. MCGRAW	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
Julie A. McGraw

/s/ JOSEPH E. (JEFF) CONSOLINO*	Chairman of the Board	March 9, 2016
Joseph E. Consolino

/s/ RONALD J. BRICHLER*	Director	March 9, 2016
Ronald J. Brichler

/s/ I. JOHN CHOLNOKY*	Director	March 9, 2016
I. John Cholnoky

/s/ PATRICK J. DENZER*	Director	March 9, 2016
Patrick J. Denzer

/s/ GARY J. GRUBER*	Director	March 9, 2016
Gary J. Gruber

/s/ KEITH A. JENSEN*	Director	March 9, 2016
Keith A. Jensen

/s/ DONALD D. LARSON*	Director	March 9, 2016
Donald D. Larson

/s/ NORMAN L. ROSENTHAL*	Director	March 9, 2016
Norman L. Rosenthal

/s/ DONALD W. SCHWEGMAN*	Director	March 9, 2016
Donald W. Schwegman

/s/ ALAN R. SPACHMAN*	Director	March 9, 2016
Alan R. Spachman

*	By Arthur J. Gonzales and Julie A. McGraw, attorneys-in-fact