Form 10-Q
period 2016-03-31
National Interstate CORP
filed 2016-05-04
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of April 29, 2016 was 19,925,875.

National Interstate Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $1,080,793 and $1,038,230, respectively)	$1,100,748	$1,050,988
Equity securities available-for-sale, at fair value (amortized cost – $82,803 and $81,919, respectively)	82,819	81,629
Other invested assets	48,587	47,891
Total investments	1,232,154	1,180,508
Cash and cash equivalents	50,400	71,944
Accrued investment income	8,950	9,227
Premiums receivable, net of allowance for doubtful accounts of $2,184 and $2,127, respectively	283,294	294,812
Reinsurance recoverable on paid and unpaid losses	237,006	230,346
Prepaid reinsurance premiums	55,276	51,176
Deferred policy acquisition costs	22,541	22,265
Deferred federal income taxes	30,893	33,835
Property and equipment, net	22,077	22,562
Funds held by reinsurer	6,271	7,850
Intangible assets, net	7,650	7,650
Prepaid expenses and other assets	2,068	3,707
Total assets	$1,958,580	$1,935,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,032,252	$1,014,195
Unearned premiums and service fees	321,500	336,934
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	119,955	115,174
Reinsurance balances payable	36,805	37,097
Accounts payable and other liabilities	47,786	41,277
Commissions payable	15,390	15,307
Assessments and fees payable	5,115	5,001
Total liabilities	1,590,803	1,576,985
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,426 and 3,441 shares, respectively, in treasury	234	234
Additional paid-in capital	61,867	61,926
Retained earnings	297,558	293,516
Accumulated other comprehensive income	12,981	8,105
Treasury shares	(4,863)	(4,884)
Total shareholders’ equity	367,777	358,897
Total liabilities and shareholders’ equity	$1,958,580	$1,935,882
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Premiums earned	$149,414	$137,823
Net investment income	10,415	9,656
Net realized (losses) gains on investments (*)	(1,145)	1,069
Other	673	830
Total revenues	159,357	149,378
Expenses:
Losses and loss adjustment expenses	115,473	108,781
Commissions and other underwriting expenses	24,523	22,983
Other operating and general expenses	7,550	6,243
Expense on amounts withheld	1,894	1,501
Interest expense	53	47
Total expenses	149,493	139,555
Income before income taxes	9,864	9,823
Provision for income taxes	3,024	2,714
Net income	$6,840	$7,109
Net income per share – basic	$0.34	$0.36
Net income per share – diluted	$0.34	$0.36
Weighted average of common shares outstanding – basic	19,921	19,834
Weighted average of common shares outstanding – diluted	19,953	19,881
Cash dividends per common share	$0.14	$0.13
(*) Consists of the following:
Net realized gains before impairment losses	$2,653	$1,084
Total losses on securities with impairment charges	(3,798)	—
Non-credit portion recognized in other comprehensive income	—	(15)
Net impairment charges recognized in earnings	(3,798)	(15)
Net realized (losses) gains on investments	$(1,145)	$1,069
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$6,840	$7,109
Other comprehensive income, before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period	4,454	5,025
Reclassification adjustment for net realized losses (gains) included in net income	3,049	(563)
Total other comprehensive income, before tax	7,503	4,462
Deferred income tax expense on other comprehensive income	2,627	1,562
Other comprehensive income, net of tax	4,876	2,900
Total comprehensive income	$11,716	$10,009
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total
Balance at January 1, 2016	$234	$61,926	$293,516	$8,105	$(4,884)	$358,897
Net income			6,840			6,840
Other comprehensive income, net of tax				4,876		4,876
Dividends on common shares			(2,798)			(2,798)
Issuance of 15,121 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		(177)			21	(156)
Net tax effect from exercise/vesting of share-based compensation		(107)				(107)
Share-based compensation expense		225				225
Balance at March 31, 2016	$234	$61,867	$297,558	$12,981	$(4,863)	$367,777

Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			7,109			7,109
Other comprehensive income, net of tax				2,900		2,900
Dividends on common shares			(2,588)			(2,588)
Issuance of 44,371 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		298			62	360
Net tax effect from exercise/vesting of share-based compensation		(39)				(39)
Share-based compensation expense		212				212
Balance at March 31, 2015	$234	$59,857	$287,552	$27,383	$(4,983)	$370,043
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income	$6,840	$7,109
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	682	699
Provision for depreciation and amortization	1,050	1,392
Net realized losses (gains) on investment securities	1,145	(1,069)
Deferred federal income taxes	315	865
Share-based compensation expense	225	212
Change in:
Deferred policy acquisition costs, net	(276)	198
Reserves for losses and loss adjustment expenses	18,057	24,734
Premiums receivable	11,518	11,421
Unearned premiums and service fees	(15,434)	(11,130)
Interest receivable and other assets	3,495	2,547
Prepaid reinsurance premiums	(4,100)	(2,660)
Accounts payable, commissions and other liabilities and assessments and fees payable	3,841	(65)
Amounts withheld or retained for accounts of others	4,781	2,145
Reinsurance recoverable	(6,660)	(9,757)
Reinsurance balances payable	(292)	3,879
Other operating activities, net	34	(13)
Net cash provided by operating activities	25,221	30,507
Investing activities
Purchases of fixed maturities	(89,178)	(59,048)
Purchases of equity securities	(3,978)	(4,371)
Proceeds from sale of fixed maturities	2,366	2,925
Proceeds from sale of equity securities	1,063	1,857
Proceeds from maturities and redemptions of investments	45,413	42,411
Change in other investments, net	1,208	125
Capital expenditures	(598)	(1,196)
Net cash used in investing activities	(43,704)	(17,297)
Financing activities
Net tax effect from exercise/vesting of share-based compensation	(107)	(39)
Proceeds from the issuance of common shares from treasury	40	493
Payments related to cancellation of shares for tax withholding obligations	(196)	(133)
Cash dividends paid on common shares	(2,798)	(2,588)
Net cash used in financing activities	(3,061)	(2,267)
Net (decrease) increase in cash and cash equivalents	(21,544)	10,943
Cash and cash equivalents at beginning of period	71,944	53,583
Cash and cash equivalents at end of period	$50,400	$64,526
See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	INDEX TO NOTES
1.	Basis of Presentation	8.	Transactions with Related Parties
2.	Recent Accounting Pronouncements	9.	Reinsurance
3.	Fair Value Measurements	10.	Commitments and Contingencies
4.	Investments	11.	Segment Information
5.	Income Taxes	12.	Accumulated Other Comprehensive Income
6.	Share-Based Compensation	13.	Variable Interest Entities
7.	Earnings Per Common Share

1. Basis of Presentation
The accompanying unaudited consolidated financial statements of National Interstate Corporation (the “Company”) and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the instructions to Form 10-Q.
The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Hudson Indemnity, Ltd. (“HIL”), Triumphe Casualty Company (“TCC”), Hudson Management Group, Ltd., National Interstate Insurance Agency, Inc. (“NIIA”), American Highways Insurance Agency, Inc., TransProtection Service Company, Explorer RV Insurance Agency, Inc. and Safety, Claims and Litigation Services, LLC. Significant intercompany transactions have been eliminated.
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Recent Accounting Pronouncements
Recent Accounting Standard, Adopted
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance changes the analysis a reporting entity performs to determine whether it should consolidate certain types of legal entities. The main provisions affect limited partnerships and similar legal entities, as being considered a variable interest entity (“VIE”) or voting interest entity; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The consolidation assessment depends on facts and circumstances surrounding each entity, but the Company’s investment funds qualify and are therefore evaluated for consolidation under the VIE model. The Company adopted this guidance effective January 1, 2016. The adoption of ASU 2015-02 did not have an impact on the Company’s results of operations or financial position. Refer to Note 13 - “Variable Interest Entities” for further discussion and related disclosures.
Recent Account Standards, Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to clarify the principles for recognizing revenue. This standard is intended to help reduce diversity in practice and enhance comparability between entities related to revenue recognition. While insurance contracts are not within the scope of this updated guidance, the Company's fee income related to claim and loss prevention services will be subject to this updated guidance. ASU 2014-09 is effective for the quarter ending March 31, 2018. The Company is in the process of assessing the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU No. 2015-09, Financial Services - Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The FASB issued ASU 2015-09 to enhance disclosure requirements for short-duration insurance contracts and to increase transparency regarding significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses. The ASU is also intended to improve comparability by requiring consistent disclosure information as well as provide financial statement users with additional information to facilitate analysis of the amount, timing, and uncertainty of claims cash flows. The new disclosures will be effective for fiscal years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company will incorporate the required disclosures upon adoption with its annual financial statements as of December 31, 2016 and interim statements beginning with the first quarter of 2017. The new guidance does not affect the existing recognition or measurement guidance, and therefore will have no impact on the Company's financial condition or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Topic 825) (“ASU 2016-01”), which, among other things, will require all equity securities currently classified as “available-for-sale” to be reported at fair value, with holding gains and losses recognized in net income instead of accumulated other comprehensive income (“AOCI”). The Company will be required to adopt this guidance effective January 1, 2018. The Company is in the process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU will require organizations that lease assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance will require both types of leases to be recognized on the balance sheet. The Company will be required to adopt this guidance effective January 1, 2019. The Company is in the process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which is designed to make accounting for share-based payment transactions less complex for public and private companies. ASU No. 2016-09 affects all organizations that issue share-based payment awards to their employees and simplifies several aspects of the accounting for share-based payment award transactions, including, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company will be required to adopt this guidance effective January 1, 2017. The updated guidance is not expected to have a material effect on the Company's results of operations or financial position.
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
Level 1 primarily consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At March 31, 2016, Level 2 included $227.0 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.
The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of March 31, 2016.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,229	$173,927	$—	$178,156
State and local government obligations	—	307,030	5,106	312,136
Residential mortgage-backed securities	—	167,872	—	167,872
Commercial mortgage-backed securities	—	16,219	—	16,219
Corporate obligations	—	202,502	9,659	212,161
Other debt obligations	—	194,639	14,873	209,512
Redeemable preferred stocks	4,192	—	500	4,692
Total fixed maturities	8,421	1,062,189	30,138	1,100,748
Equity securities:
Common stocks	55,797	185	2,123	58,105
Nonredeemable preferred stocks	20,538	4,176	—	24,714
Total equity securities	76,335	4,361	2,123	82,819
Total fixed maturities and equity securities	84,756	1,066,550	32,261	1,183,567
Cash and cash equivalents	50,400	—	—	50,400
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$135,156	$1,066,550	$32,261	$1,233,967

The following table presents the Company’s investment portfolio, categorized by the level within the fair value hierarchy in which the fair value measurements fell as of December 31, 2015.

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
The tables above exclude other invested assets of $48.6 million and $47.9 million at March 31, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships, which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the three months ended March 31, 2016, the Company transferred three nonredeemable preferred stocks with a total fair value of $1.2 million from Level 1 to Level 2 due to decreases in trading activity. Conversely, during the same period, the Company transferred one nonredeemable preferred stock and one common stock with fair values of $1.1 million and $0.6 million, respectively, from Level 2 to Level 1 due to increases in trading activity.
During the three months ended March 31, 2015, the Company transferred two nonredeemable preferred stocks, with a total fair value of $0.5 million from Level 2 to Level 1 due to increases in trading activity.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2016 and 2015. The transfers out of Level 3 were due to increases in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended March 31, 2016
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2016	$5,021	$7,476	$14,846	$498	$2,302
Total gains (losses):
Included in earnings	—	31	—	—	(625)
Included in other comprehensive income	85	42	(309)	2	446
Purchases and issuances	—	2,150	389	—	—
Sales, settlements and redemptions	—	(40)	(53)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at March 31, 2016	$5,106	$9,659	$14,873	$500	$2,123
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$(625)

	Three Months Ended March 31, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	36	138	(6)	2	(183)
Purchases and issuances	—	—	1,000	—	—
Sales, settlements and redemptions	—	(88)	(2,527)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	(966)
Ending balance at March 31, 2015	$2,923	$7,150	$2,462	$497	$2,839
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—
At March 31, 2016, the Company had 30 securities with a fair value of $32.3 million that are included in Level 3, which represented 2.7% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not reasonably obtainable or made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level

3 securities is 8.8% of the Company’s shareholders’ equity at March 31, 2016, reasonable changes in unobservable inputs would not have a material impact on the Company’s financial position.
4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
March 31, 2016
Fixed maturities:
U.S. Government and government agency obligations	$175,180	$2,980	$(4)	$178,156
State and local government obligations	299,432	12,766	(62)	312,136
Residential mortgage-backed securities	163,205	5,496	(829)	167,872
Commercial mortgage-backed securities	15,465	769	(15)	16,219
Corporate obligations	211,555	5,735	(5,129)	212,161
Other debt obligations	211,442	812	(2,742)	209,512
Redeemable preferred stocks	4,514	180	(2)	4,692
Total fixed maturities	1,080,793	28,738	(8,783)	1,100,748
Equity securities:
Common stocks	58,550	4,241	(4,686)	58,105
Nonredeemable preferred stocks	24,253	996	(535)	24,714
Total equity securities	82,803	5,237	(5,221)	82,819
Total fixed maturities and equity securities	$1,163,596	$33,975	$(14,004)	$1,183,567
December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$149,402	$2,197	$(296)	$151,303
State and local government obligations	305,625	10,927	(180)	316,372
Residential mortgage-backed securities	153,191	5,407	(1,195)	157,403
Commercial mortgage-backed securities	13,703	675	(10)	14,368
Corporate obligations	204,761	4,039	(7,279)	201,521
Other debt obligations	207,034	384	(2,057)	205,361
Redeemable preferred stocks	4,514	149	(3)	4,660
Total fixed maturities	1,038,230	23,778	(11,020)	1,050,988
Equity securities:
Common stocks	57,785	3,839	(4,932)	56,692
Nonredeemable preferred stocks	24,134	1,121	(318)	24,937
Total equity securities	81,919	4,960	(5,250)	81,629
Total fixed maturities and equity securities	$1,120,149	$28,738	$(16,270)	$1,132,617
The table above excludes other invested assets of $48.6 million and $47.9 million at March 31, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 28.4% of the Company’s fixed maturity portfolio at March 31, 2016, with approximately $272.5 million, or 87.3%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, with 98.5% of such securities rated investment grade (as determined by nationally recognized agencies) at March 31, 2016. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2016.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both March 31, 2016 and December 31, 2015.

The amortized cost and fair value of fixed maturities at March 31, 2016, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio at March 31, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$48,897	$49,318
Due after one year through five years	425,437	428,642
Due after five years through ten years	354,627	361,871
Due after ten years	73,162	76,826
	902,123	916,657
Mortgage-backed securities	178,670	184,091
Total	$1,080,793	$1,100,748
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Fixed maturity gains	$281	$82
Fixed maturity losses	(1,289)	(23)
Equity security gains	485	709
Equity security losses	(2,526)	(93)
Other invested assets, net gains	1,904	394
Net realized (losses) gains on investments	$(1,145)	$1,069
Pre-tax net realized losses on investments of $1.1 million for the three months ended March 31, 2016 were driven by $3.8 million in other-than-temporary impairment charges on both equity and fixed maturity securities, which were concentrated within the financial services and energy sectors. The other-than-temporary impairment charges occurred on securities where management is uncertain of the timing and the extent of ultimate recovery. Partially offsetting these losses for the first quarter of 2016 were net gains generated by other invested assets and the sales or redemptions of securities of $1.9 million and $0.8 million, respectively.
Pre-tax net realized gains on investments of $1.1 million for the three months ended March 31, 2015 were partially generated from net realized gains associated with the sales or redemptions of securities of $0.7 million and net realized gains associated with other invested assets of $0.4 million. The gains on equity and fixed maturity securities were primarily due to favorable market conditions that increased the value of securities over book value.

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three Months Ended March 31, 2016:
Realized before impairments	$264	$485	$1,904	$(929)	$1,724
Realized - impairments	(1,272)	(2,526)	—	1,329	(2,469)
Change in unrealized	7,197	306	—	(2,627)	4,876
Three Months Ended March 31, 2015:
Realized before impairments	$74	$616	$394	$(379)	$705
Realized - impairments	(15)	—	—	5	(10)
Change in unrealized	4,202	260	—	(1,562)	2,900

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position.

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
March 31, 2016
Fixed maturities:
U.S. Government and government agency obligations	$15,993	$(4)	100.0%	6	$—	$—	0.0%	—
State and local government obligations	3,200	(31)	99.0%	4	1,710	(31)	98.2%	2
Residential mortgage-backed securities	27,595	(372)	98.7%	33	23,699	(457)	98.1%	30
Commercial mortgage-backed securities	1,308	(8)	99.4%	2	388	(7)	98.2%	1
Corporate obligations	45,579	(3,522)	92.8%	68	11,089	(1,607)	87.3%	9
Other debt obligations	99,789	(2,517)	97.5%	105	8,134	(225)	97.3%	11
Redeemable preferred stocks	345	(1)	99.7%	1	500	(1)	99.8%	1
Total fixed maturities	193,809	(6,455)	96.8%	219	45,520	(2,328)	95.1%	54
Equity securities:
Common stocks	29,048	(4,686)	86.1%	46	—	—	0.0%	—
Nonredeemable preferred stocks	7,286	(230)	96.9%	13	3,696	(305)	92.4%	4
Total equity securities	36,334	(4,916)	88.1%	59	3,696	(305)	92.4%	4
Total fixed maturities and equity securities	$230,143	$(11,371)	95.3%	278	$49,216	$(2,633)	94.9%	58
December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$45,631	$(296)	99.4%	22	$—	$—	0.0%	—
State and local government obligations	15,498	(137)	99.1%	15	1,627	(43)	97.4%	3
Residential mortgage-backed securities	23,502	(318)	98.7%	28	28,426	(877)	97.0%	31
Commercial mortgage-backed securities	440	(1)	99.8%	1	495	(9)	98.2%	1
Corporate obligations	75,756	(5,660)	93.0%	99	3,658	(1,619)	69.3%	5
Other debt obligations	138,531	(1,860)	98.7%	131	8,201	(197)	97.7%	11
Redeemable preferred stocks	344	(1)	99.7%	1	498	(2)	99.6%	1
Total fixed maturities	299,702	(8,273)	97.3%	297	42,905	(2,747)	94.0%	52
Equity securities:
Common stocks	26,993	(4,932)	84.6%	42	—	—	0.0%	—
Nonredeemable preferred stocks	5,387	(113)	97.9%	11	2,795	(205)	93.2%	3
Total equity securities	32,380	(5,045)	86.5%	53	2,795	(205)	93.2%	3
Total fixed maturities and equity securities	$332,082	$(13,318)	96.1%	350	$45,700	$(2,952)	93.9%	55

The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $16.3 million at December 31, 2015 to $14.0 million at March 31, 2016. The gross unrealized losses on fixed maturity securities at March 31, 2016 were $8.8 million and primarily consist of corporate obligations and to a lesser extent, other debt obligations and residential mortgage-backed securities. Investment grade securities represent 75.0% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities at March 31, 2016, consist of $4.7 million of common stocks that have been in an unrealized loss position for less than 12 months, as well as $0.5 million of investment grade nonredeemable preferred stocks, all of which are considered to be temporary.
At March 31, 2016, corporate obligations, with gross unrealized losses of $5.1 million, had 68 securities that were in an unrealized loss position of $3.5 million for less than 12 months and 9 securities with gross unrealized losses of $1.6 million for 12 months or more. At March 31, 2016, other debt obligations, with gross unrealized losses of $2.7 million, had 105 securities that were in an unrealized loss position of $2.5 million for less than 12 months and 11 securities with gross unrealized losses of $0.2 million for 12 months or more. Investment grade securities represented 82.9% of all corporate obligations and other debt obligations with unrealized losses.
At March 31, 2016, residential mortgage-backed securities, with gross unrealized losses of $0.8 million, included 33 securities that were in an unrealized loss position of $0.4 million for less than 12 months and 30 securities with gross unrealized losses of $0.4 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings at March 31, 2016 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.
The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$2,391	$2,368
Additional credit impairments on previously impaired securities	—	15
Reductions - disposals	(6)	(8)
Ending balance	$2,385	$2,375
5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 30.7% and 27.6% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate for the three months ended March 31, 2016 is lower than the 35% statutory rate primarily due to the tax effect of tax-exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$18,625	$19,959
Unpaid losses and loss adjustment expenses	19,314	18,687
Assessments and fees payable	1,612	1,576
Realized losses on investments, primarily impairments	6,420	5,147
Accrued compensation	1,972	1,959
Limited partnership investments	—	61
Other, net	1,996	2,185
Total deferred tax assets	49,939	49,574
Deferred tax liabilities:
Deferred policy acquisition costs	(7,889)	(7,793)
Unrealized gains on investments	(6,990)	(4,363)
Intangible assets	(2,678)	(2,678)
Limited partnership investments	(597)	—
Prepaid expenses	(308)	(279)
Other, net	(584)	(626)
Total deferred tax liabilities	(19,046)	(15,739)
Net deferred tax assets	$30,893	$33,835
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
6. Share-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At March 31, 2016, there were options for 180,000 shares outstanding and 729,319 of the Company’s common shares reserved for issuance under the LTIP. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. Restricted share awards generally cliff vest three years from the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. Treasury shares are used to fulfill the options exercised and other awards granted.
For both the three months ended March 31, 2016 and 2015, the Company recognized share-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million.

7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income	$6,840	$7,109
Weighted average shares outstanding during period	19,921	19,834
Additional shares issuable under employee common stock option plans using treasury stock method	32	47
Weighted average shares outstanding assuming exercise of stock options	19,953	19,881
Net income per share:
Basic	$0.34	$0.36
Diluted	$0.34	$0.36
For the three months ended March 31, 2016 and 2015, there were 88,440 and 105,975, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of March 31, 2016, Great American owned 51.0% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company was also previously involved in the cession of premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2016 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Assumed premiums written	$46	$107
Assumed premiums earned	64	135
Assumed losses and loss adjustment expense incurred	(21)	54
Ceded premiums earned	—	14
Ceded losses and loss adjustment expense recoveries	162	100

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Payable to Great American as of period end	$4	$27
The Company is not substantially dependent on any individual reinsurance agreements, including the expired reinsurance agreements with Great American. The Company does not depend on these specific reinsurers to a material extent, as other reinsurers could be obtained for those treaties or the business could be retained.
During 2015, Virginia, Washington and Connecticut recreational vehicle risks previously written through Great American were transitioned to TCC, resulting in a decline in assumed premiums written and earned from Great American.
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 56.0% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.
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
9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Direct premiums written	$160,669	$151,302
Reinsurance assumed	4,031	3,236
Reinsurance ceded	(34,742)	(30,441)
Net premiums written	$129,958	$124,097
Direct premiums earned	$176,136	$162,489
Reinsurance assumed	3,920	3,113
Reinsurance ceded	(30,642)	(27,779)
Premiums earned	$149,414	$137,823
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended March 31, 2016 and 2015 were $19.7 million and $14.3 million, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below “A-”, the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At March 31, 2016 and December 31, 2015, the liability for such assessments was $5.1 million and $5.0 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the “Other invested assets” line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $15.6 million. These limited partnership contractual agreements have expiration dates up to five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.
11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$86,491	$74,002
Transportation	46,145	48,252
Specialty Personal Lines	7,461	7,550
Hawaii and Alaska	5,176	4,648
Other	4,141	3,371
Total premiums earned	149,414	137,823
Net investment income	10,415	9,656
Net realized (losses) gains on investments	(1,145)	1,069
Other	673	830
Total revenues	$159,357	$149,378

12. Accumulated Other Comprehensive Income, Net of Tax
The following table presents the changes in the Company's AOCI:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$8,105	$24,483
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains on securities arising during the period, net of tax	2,894	3,266
Reclassification adjustment for net realized losses (gains) included in net income, net of tax	1,982	(366)
Other comprehensive income, net of tax	4,876	2,900
Ending balance	$12,981	$27,383

The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three months ended March 31, 2016 and 2015, categorized by the respective affected line items in the Consolidated Statements of Income.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
(Decrease) increase to net realized (losses) gains on investments	$(3,049)	$563
(Decrease) increase to income before income taxes	(3,049)	563
(Decrease) increase to provision for income taxes	(1,067)	197
(Decrease) increase to net income	$(1,982)	$366
13. Variable Interest Entities
The Company invests in limited partnerships (“LPs”) in anticipation of earning a rate of return that is consistent with the risk profile of the LP and to provide investment diversification. The LPs that the Company invests in are primarily hedge funds and private equity funds. Current LP investments include funds that are focused on stressed and distressed debt, publicly traded common and preferred stock, merger/arbitrage opportunities, mezzanine debt and private equity. The Company's investment funds qualify as VIEs and are therefore evaluated for consolidation under the VIE model.
The Company is required to consolidate a VIE if it is the primary beneficiary of the VIE, which is defined as having both the power to direct the activities of the VIE that most significantly impact that entity’s economic performance and the obligation to absorb losses of, or receive benefits from, the entity that could potentially be significant to the VIE. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. In determining whether the Company has the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity. This evaluation considers all relevant factors of the VIE's design including its capital structure, contractual rights to earnings (losses), as well as other contractual arrangements that have the potential to be economically significant. The evaluation of both power and benefits requires the exercise of professional judgment.
The Company does not consolidate the VIEs because as a passive investor in limited partner equity interests, the Company does not have the power to direct the activities that are considered significant to the LPs economic performance, which are primarily related to the determination of which investments to purchase and sell. The Company’s involvement with the VIEs consists of assisting in the financing of the entity and future funding commitments. The Company monitors the unconsolidated VIEs to determine if any events have occurred that could cause the Company to be considered the primary beneficiary.

The aforementioned investments are accounted for under the equity method and are reported in the Company’s Consolidated Balance Sheets as “Other invested assets”. Income from these investments is recorded in the Company’s “Net realized (losses) gains on investments” line on the Consolidated Statements of Income. Some of these investments in LPs cannot be redeemed and distributions will ultimately be received by the Company from the liquidation of the underlying investments within the funds. The Company’s maximum exposure to economic loss with respect to these LP investments is limited to the investments carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded commitments, as shown below.

March 31, 2016
(Dollars in thousands)
Maximum exposure to loss in unconsolidated VIEs:
Other invested assets	$48,587
Obligation to fund investments	15,580
Total	$64,167
The Company does not have any implicit support arrangements with any VIE and has not provided non-contractual support as of March 31, 2016.

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

INDEX TO MD&A
General	25	Expense on Amounts Withheld	29
Results of Operations	25	Income Taxes	29
Overview	25	Financial Condition	29
Gross Premiums Written	26	Investments	29
Premiums Earned	27	Liquidity and Capital Resources	32
Underwriting and Loss Ratio Analysis	27	Critical Accounting Polices	34
Net Investment Income	29	Losses and LAE Reserves	34
Net Realized (Losses) Gains on Investments	29	Other-Than-Temporary Impairment	34
Commissions and Other Underwriting Expenses	29	Contractual Obligations/Off-Balance Sheet Arrangements	35
Other Operating and General Expenses	29

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
As of March 31, 2016, Great American Insurance Company (“Great American”) owned 51.0% of our outstanding common shares.
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

Our net income, determined in accordance with U.S. generally accepted accounting principles (“GAAP”), includes after-tax net realized (losses) gains from investments that may not be indicative of our ongoing operations. The following tables reconcile net income to net income from operations, a non-GAAP financial measure that we believe is a useful tool for investors and analysts in analyzing ongoing operating trends.

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$7,584	$0.38	$6,414	$0.33
After-tax net realized (losses) gains from investments	(744)	(0.04)	695	0.03
Net income	$6,840	$0.34	$7,109	$0.36
We recorded net income for the three months ended March 31, 2016 of $6.8 million ($0.34 per share diluted) compared to net income of $7.1 million ($0.36 per share diluted) for the same period in 2015. The decrease in net income was primarily due to after-tax other-than-temporary impairment (“OTTI”) charges on investments, whereas the prior period was favorably impacted by after-tax net realized gains on investments. The OTTI charges were primarily from securities related to the financial services and energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. Partially offsetting this decrease to net income was an increase in net investment income due to higher average invested assets. Additionally, our loss and LAE ratio of 77.3% for the three months ended March 31, 2016 compared to 78.9% for the same period in 2015 contributed favorably to net income. The decrease in the loss and LAE ratio was attributable to the absence of development on prior year loss reserves compared to unfavorable development reported in the same period last year. The unfavorable development reported last year was concentrated in our commercial auto liability line of business and was primarily attributable to products we no longer offer or customers which we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market.
Our net income from operations for the three months ended March 31, 2016 was $7.6 million ($0.38 per share diluted) compared to net income of $6.4 million ($0.33 per share diluted) for the same period in 2015. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended March 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$92,818	56.4%	$91,193	59.0%
Transportation	53,522	32.5%	46,519	30.1%
Specialty Personal Lines	9,800	6.0%	9,220	6.0%
Hawaii and Alaska	4,357	2.6%	4,095	2.6%
Other	4,203	2.5%	3,511	2.3%
Gross premiums written	$164,700	100.0%	$154,538	100.0%
Three months ended March 31, 2016 compared to March 31, 2015. During the first three months of 2016, our gross premiums written increased $10.2 million, or 6.6%, compared to the same period in 2015 primarily due to growth within our transportation component. Gross premiums written reflect overall average rate increases on renewed business of approximately 5.0% in the current period. Gross premiums written in our transportation component increased $7.0 million, or 15.1%, during the first three months of 2016 compared to the same period in 2015 primarily due to the addition of new business written in our traditional trucking, ambulance and crane insurance products, as well as obtaining new business and adding coverage to our expanded limits coverage offered to trucking customers. Gross premiums written in our ART component increased $1.6 million, or 1.8%, primarily due to new business written in several of our group ART captive programs, which includes several former accounts that returned to our company, as well as exposure growth in one of our national account ART programs. These increases were largely offset by a national account program that was not renewed and another was lost due to an acquisition in the market. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.7 million, or 19.7%, compared to the same period in 2015.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the three months ended March 31, 2016 and 2015, we recorded net premium assessments of $1.0 million and $2.4 million, respectively.
Premiums Earned
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$86,491	$74,002	$12,489	16.9%
Transportation	46,145	48,252	(2,107)	(4.4)%
Specialty Personal Lines	7,461	7,550	(89)	(1.2)%
Hawaii and Alaska	5,176	4,648	528	11.4%
Other	4,141	3,371	770	22.8%
Total premiums earned	$149,414	$137,823	$11,591	8.4%
Three months ended March 31, 2016 compared to March 31, 2015. Our premiums earned increased $11.6 million, or 8.4%, to $149.4 million during the three months ended March 31, 2016 compared to $137.8 million for the same period in 2015. The increase in premiums earned was primarily attributable to our ART component, which grew $12.5 million, or 16.9%. Our ART component growth was primarily from the addition of one large insured to our national account ART product during the third quarter of 2015, as well as rate and exposure increases on renewed business within our group ART programs. This growth was partially offset by a slight decline in our transportation component of $2.1 million, or 4.4%, primarily due to underwriting actions taken during the past two years in our traditional trucking and tow businesses. We have experienced growth due to new business and rate increases in our newer traditional product offerings including our home delivery, ambulance and crane and heavy haul products. The increase in our Hawaii and Alaska component of $0.5 million, or 11.4%, is primarily due to rate increases on renewed business and new business written. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.8 million, or 22.8%, compared to the same period in 2015.
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
The premium generated by each of our ART insurance programs includes the premium charged related to the development of the participants' loss fund. The loss fund represents the amount of premium needed to cover the participants' expected losses in the layer of risk being ceded to the captive reinsurer. Typically, the premium and losses incurred through the funding of our captive participant's loss layer are comparable period-over-period. However, increased member participation or assessment of premium charged on the loss fund layer through Hudson Indemnity, Ltd. (“HIL”) has the potential to unfavorably impact our loss and LAE ratio, and conversely, have a favorable impact on our underwriting expense ratio, when comparing results to a prior period.
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 5.0% in the current quarter and we are applying the same pricing disciplines to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.
The table below presents our net premiums earned and combined ratios for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Gross premiums written	$164,700	$154,538
Ceded reinsurance	(34,742)	(30,441)
Net premiums written	129,958	124,097
Change in unearned premiums, net of ceded	19,456	13,726
Total premiums earned	$149,414	$137,823
Combined ratios:
Loss and LAE ratio excluding prior year development (accident year)	77.3%	75.6%
Prior year loss and LAE development	0.0%	3.3%
Loss and LAE ratio (calendar year) (1)	77.3%	78.9%
Underwriting expense ratio (2)	21.0%	20.6%
GAAP Combined ratio	98.3%	99.5%

Accident year combined ratio developed through March 31, 2016	98.3%	97.9%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended March 31, 2016 compared to March 31, 2015. Our loss and LAE ratio for the three months ended March 31, 2016 improved 1.6 combined ratio points to 77.3% compared to 78.9% during the same period in 2015. For the three months ended March 31, 2016, we did not record any development on prior years’ loss reserves compared to $4.6 million, or 3.3 combined ratio points, during the same period last year. The development recorded in the first quarter of 2015 was concentrated in our commercial auto liability line of business and was primarily attributable to products we no longer offer or customers which we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. Our accident year loss and LAE ratio, which represents our GAAP loss and LAE ratio less prior year development, reported during the first three months of 2016 and 2015 was 77.3% and 75.6%, respectively. Consistent with much of the industry, our current year accident loss ratio reflects results in the commercial auto liability line that are elevated primarily due to higher average claims severity.
Our current accident year loss and LAE ratio at March 31, 2016 of 77.3% compared to the developed full-year 2015 accident year loss and LAE ratio of 78.1% shows continued improvement from recent accident years and reflects the cumulative impact of rate increases on renewed business since 2013, as well as improved pricing discipline applied to new business. Our underwriting strategy involves only those business opportunities that meet our stringent pricing and risk selection standards and we continue to take rate actions or other corrective measures on underperforming accounts or businesses. In addition to our underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.

The underwriting expense ratio for the three month period ended March 31, 2016 of 21.0% was comparable to the ratio for the same period in 2015 of 20.6%.
Net Investment Income
2016 compared to 2015. Net investment income increased $0.8 million, or 7.9%, to $10.4 million in the first quarter of 2016 compared to $9.7 million for the first quarter of 2015. The increase in net investment income is primarily due to higher average invested assets.
Net Realized (Losses) Gains on Investments
2016 compared to 2015. Pre-tax net realized losses on investments were $1.1 million for the three months ended March 31, 2016 compared to pre-tax net realized gains of $1.1 million for the same period in 2015. The pre-tax net realized losses for the first quarter of 2016 were primarily due to OTTI charges of $3.8 million and were concentrated on securities within the financial services and energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. Partially offsetting these losses for the three months ended March 31, 2016 were net gains generated by other invested assets and from the sales or redemptions of securities of $1.9 million and $0.8 million, respectively. The pre-tax net realized gains for the first quarter of 2015 were partially generated from sales of securities totaling $0.7 million, as well as net gains associated with other invested assets of $0.4 million.
Commissions and Other Underwriting Expenses
2016 compared to 2015. For the three months ended March 31, 2016 and 2015, commissions and other underwriting expenses were $24.5 million and $23.0 million, or 16.4% and 16.7% as a percentage of premiums earned, respectively. The improvement in commissions and other underwriting expenses as a percentage of premiums earned reflects changes in our mix of business written.
Other Operating and General Expenses
2016 compared to 2015. For the three months ended March 31, 2016 and 2015, other operating and general expenses were $7.6 million and $6.2 million, respectively. The increase in these expenses is primarily attributable to an increase in personnel and information technology resources to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 5.1% and 4.5% for the three months ended March 31, 2016 and 2015, respectively.
Expense on Amounts Withheld
2016 compared to 2015. We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in the “Net investment income” and “Net realized (losses) gains on investments” lines, respectively, on our Consolidated Statements of Income. For the three months ended March 31, 2016 and 2015, expense on amounts withheld were $1.9 million and $1.5 million, respectively, increasing 26.2%. Such increase was primarily due to growth experienced in our ART programs participant loss layer.
Income Taxes
2016 compared to 2015. The effective tax rate in the first quarter is adjusted to equal the estimated full-year effective tax rate of 30.7%, compared to 27.6% for the same period in 2015. The 3.1% increase in the effective tax rate is primarily driven by the estimated full-year increase in pre-tax net income over the prior period.
Financial Condition
Investments
At March 31, 2016, our investment portfolio contained $1.1 billion in fixed maturity securities and $82.8 million in equity securities, all carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity, and $48.6 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At March 31, 2016, we had pre-tax net unrealized gains of $20.0 million on fixed maturities and $16.0 thousand on equity securities. Consistent with the guidelines in our investment policy, our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments.
At March 31, 2016, 89.3% of the fixed maturities in our portfolio were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.

Included in fixed maturities at March 31, 2016 were $312.1 million of state and local government obligations, which represented approximately 28.4% of our fixed maturity portfolio, with approximately $272.5 million, or 87.3%, of our state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.5% of such securities were rated investment grade at March 31, 2016. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at March 31, 2016.
Included in fixed maturities at March 31, 2016 were $184.1 million of residential and commercial mortgage-backed securities (“MBS”). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summarized information for our MBS at March 31, 2016 is shown in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime. The majority of the Alt-A securities and substantially all of the subprime securities are backed by fixed-rate mortgages.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$83,514	$84,925	101.7%	$1,411
Non-agency prime	18,991	19,720	103.8%	729
Alt-A	26,563	27,613	104.0%	1,050
Subprime	35,097	36,567	104.2%	1,470
Commercial	14,505	15,266	105.2%	761
	$178,670	$184,091	103.0%	$5,421
The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and the statutory carrying value. At March 31, 2016, 99.0% (based on statutory carrying value of $178.7 million) of our MBS had an NAIC designation of 1 or 2.
Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years and there remains uncertainty as to future developments and the impact on global financial markets. At March 31, 2016, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
At March 31, 2016, our fixed maturity securities issued by energy and commodity related entities were $53.9 million, or 4.9% of our fixed maturity portfolio, with an unrealized loss of $2.7 million. Approximately 70% of the fair market value of these securities were investment grade rated. Our equity securities portfolio holds $5.1 million, or 6.2%, of energy and commodity related securities with an unrealized loss $0.3 million.

Summary information for securities with unrealized gains or losses at March 31, 2016 is shown in the following table. Approximately $17.3 million of fixed maturities and $3.3 million of equity securities had no unrealized gains or losses at March 31, 2016.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$844,074	$239,329
Amortized cost of securities	815,336	248,112
Gross unrealized gain or (loss)	$28,738	$(8,783)
Fair value as a % of amortized cost	103.5%	96.5%
Number of security positions held	731	273
Number individually exceeding $50,000 gain or (loss)	150	44
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$2,980	$(4)
State, municipalities and political subdivisions	12,766	(62)
Residential mortgage-backed securities	5,496	(829)
Commercial mortgage-backed securities	769	(15)
Other debt obligations	812	(2,742)
Financial institutions, insurance and real estate	2,118	(1,034)
Industrial and other	3,797	(4,097)
Percent rated investment grade (a)	93.3%	75.0%
Equity Securities:
Fair value of securities	$39,508	$40,030
Cost of securities	34,271	45,251
Gross unrealized gain or (loss)	$5,237	$(5,221)
Fair value as a % of cost	115.3%	88.5%
Number individually exceeding $50,000 gain or (loss)	36	27

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.
The table below sets forth the scheduled maturities of available-for-sale fixed maturity securities at March 31, 2016, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	5.2%	2.1%
After one year through five years	36.2%	46.5%
After five years through ten years	34.5%	27.4%
After ten years	8.6%	1.9%
	84.5%	77.9%
Mortgage-backed securities	15.5%	22.1%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At March 31, 2016
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (56 issues)	$95,352	$4,022	104.4%
One year or longer (94 issues)	204,005	15,399	108.2%
$50,000 or less (581 issues)	544,717	9,317	101.7%
	$844,074	$28,738
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (39 issues)	$36,278	$(4,493)	89.0%
One year or longer (5 issues)	3,367	(1,310)	72.0%
$50,000 or less (229 issues)	199,684	(2,980)	98.5%
	$239,329	$(8,783)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (29 issues)	$15,899	$2,427	118.0%
One year or longer (7 issues)	6,882	1,705	132.9%
$50,000 or less (48 issues)	16,727	1,105	107.1%
	$39,508	$5,237
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (27 issues)	$24,912	$(4,632)	84.3%
$50,000 or less (36 issues)	15,118	(589)	96.3%
	$40,030	$(5,221)

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
Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statements of Cash Flows are shown below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$25,221	$30,507
Net cash used in investing activities	(43,704)	(17,297)
Net cash used in financing activities	(3,061)	(2,267)
Net (decrease) increase in cash and cash equivalents	$(21,544)	$10,943

The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products, as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the three months ended March 31, 2016, cash flows from premiums and investment income have provided sufficient funds to meet these requirements without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents decreased $21.5 million from $71.9 million at December 31, 2015 to $50.4 million at March 31, 2016. We generated net cash from operations of $25.2 million for the three months ended March 31, 2016, compared to $30.5 million during the same period in 2015, which is primarily due to an increase in cash payments made for loss and loss adjustment expenses year-over-year partially offset by an increase in cash collected on premiums written.
Net cash used in investing activities was $43.7 million and $17.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used in investing activities was primarily attributable to fixed maturity security purchases exceeding sales, maturities and redemptions. Purchases of and proceeds from the redemption of fixed maturity securities were $89.2 million and $45.4 million, respectively, for the period ending March 31, 2016, compared to $59.0 million and $42.4 million, respectively, for the same period last year. The increase in purchases of fixed maturity securities was concentrated in U.S. government agency bonds and residential MBS and was primarily driven by reinvesting funds in excess of cash requirements.
Net cash used in financing activities was $3.1 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively. Our financing activities include those related to share-based compensation activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. At March 31, 2016, we had $12.0 million outstanding under the Credit Agreement. Based on our A.M. Best insurance group rating of “A” at March 31, 2016, the interest rate on this debt is equal to the six-month LIBOR (0.524% at March 31, 2016) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of March 31, 2016, we were in compliance with all covenants.
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

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the financial statements. As more information becomes known, these estimates and assumptions could change and impact amounts reported in the future. Management believes that the establishment of losses and LAE reserves and the determination of “other-than-temporary” impairment on investments are the two areas whereby the degree of judgment required in determining amounts recorded in the financial statements make the accounting policies critical. For a more detailed discussion of these policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Losses and LAE Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both March 31, 2016 and December 31, 2015, we had $1.0 billion of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from our internal actuary, as well as a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”) and Triumphe Casualty Company (“TCC”). The actuarial analysis of NIIC’s, VIC’s, NIIC-HI’s and TCC’s net reserves as of March 31, 2016 and December 31, 2015 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using actuarial data along with other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of March 31, 2016 and December 31, 2015.
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

Under other-than-temporary impairment accounting guidance, if management can assert that it does not intend to sell an impaired fixed maturity security and it is not more likely than not that it will have to sell the security before recovery of its amortized cost basis, then an entity may separate the other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) the amount related to all other factors (recorded in other comprehensive income). The credit related portion of an other-than-temporary impairment is measured by comparing a security's amortized cost to the present value of its current expected cash flows discounted at its effective yield prior to the impairment charge. Both components are required to be shown in the Consolidated Statements of Income. If management intends to sell an impaired security, or it is more likely than not that it will be required to sell the security before recovery, an impairment charge is required to reduce the amortized cost of that security to fair value. Additional disclosures required by this guidance are contained in Note 4 - “Investments.”

We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three months ended March 31, 2016, we recorded other-than-temporary impairment charges of $3.8 million in earnings on both equity and fixed maturity securities, primarily within the energy and financial services sectors. The impairment charges on equity securities of $2.5 million were due to the uncertainty surrounding the timing and extent of ultimate recovery while impairment charges on fixed maturity securities of $1.3 million occurred as management is uncertain of full principal repayment. There were no material other-than-temporary charges during the three months ended March 31, 2015. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first three months of 2016, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive

Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the ordinary course of business, we routinely enhance our information systems by either updating systems or implementing new systems such as switching to a new vendor for our human resource, payroll and benefit software needs in the first quarter of 2016.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, Note 15 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 10 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors
There are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 5. Other Information

As previously announced on our Form 8-K filed with the SEC on March 11, 2016, we will hold the 2016 Annual Meeting of Shareholders (“the 2016 Annual Meeting”) on Thursday, May 5, 2016, at 9:00 a.m., Eastern Time. The record date for determining shareholders entitled to notice of, and to vote at, the 2016 Annual Meeting was March 15, 2016.

Because the 2016 Annual Meeting will be held more than 30 days before the anniversary of the 2015 annual meeting of shareholders, any shareholder proposal or director nomination for consideration at our 2016 Annual Meeting had to be submitted to the Secretary of the Company no later than 5:00 p.m., Eastern Time, on March 21, 2016.  Any such shareholder proposal or director nomination had to comply with our Code of Regulations as well as all applicable statutes, rules, and regulations promulgated by the SEC or any other applicable governing body.  We did not receive any shareholder proposals or director nominations for the 2016 Annual Meeting.
ITEM 6. Exhibits

3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Code of Regulations (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statements of Income

(iii)	Consolidated Statements of Comprehensive Income

(iv)	Consolidated Statements of Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	May 4, 2016	/s/ David W. Michelson
David W. Michelson
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	May 4, 2016	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)