Form 10-Q
period 2016-06-30
National Interstate CORP
filed 2016-08-08
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of August 1, 2016 was 19,927,191.

National Interstate Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $1,073,867 and $1,038,230, respectively)	$1,103,338	$1,050,988
Equity securities available-for-sale, at fair value (amortized cost – $78,344 and $81,919, respectively)	80,690	81,629
Other invested assets	52,042	47,891
Total investments	1,236,070	1,180,508
Cash and cash equivalents	72,762	71,944
Accrued investment income	8,929	9,227
Premiums receivable, net of allowance for doubtful accounts of $2,128 and $2,127, respectively	286,593	294,812
Reinsurance recoverable on paid and unpaid losses	243,547	230,346
Prepaid reinsurance premiums	61,994	51,176
Deferred policy acquisition costs	24,370	22,265
Deferred federal income taxes, net	25,742	33,835
Property and equipment, net	22,079	22,562
Funds held by reinsurer	8,015	7,850
Intangible assets, net	7,650	7,650
Prepaid expenses and other assets	3,385	3,707
Total assets	$2,001,136	$1,935,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,051,384	$1,014,195
Unearned premiums and service fees	321,908	336,934
Long-term debt	12,000	12,000
Amounts withheld or retained for accounts of others	118,080	115,174
Reinsurance balances payable	46,733	37,097
Accounts payable and other liabilities	46,947	41,277
Commissions payable	16,864	15,307
Assessments and fees payable	5,217	5,001
Total liabilities	1,619,133	1,576,985
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,424 and 3,441 shares, respectively, in treasury	234	234
Additional paid-in capital	62,141	61,926
Retained earnings	303,808	293,516
Accumulated other comprehensive income	20,681	8,105
Treasury shares	(4,861)	(4,884)
Total shareholders’ equity	382,003	358,897
Total liabilities and shareholders’ equity	$2,001,136	$1,935,882
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$151,441	$143,892	$300,855	$281,715
Net investment income	10,757	9,828	21,172	19,484
Net realized gains (losses) on investments (*)	216	431	(929)	1,500
Other	812	886	1,485	1,716
Total revenues	163,226	155,037	322,583	304,415
Expenses:
Losses and loss adjustment expenses	113,859	113,543	229,332	222,324
Commissions and other underwriting expenses	24,965	23,364	49,488	46,347
Other operating and general expenses	7,351	6,874	14,901	13,117
Transaction expenses	2,233	—	2,233	—
Expense on amounts withheld	1,838	1,652	3,732	3,153
Interest expense	56	49	109	96
Total expenses	150,302	145,482	299,795	285,037
Income before income taxes	12,924	9,555	22,788	19,378
Provision for income taxes	3,875	2,913	6,899	5,627
Net income	$9,049	$6,642	$15,889	$13,751
Net income per share – basic	$0.45	$0.33	$0.80	$0.69
Net income per share – diluted	$0.45	$0.33	$0.80	$0.69
Weighted average of common shares outstanding – basic	19,926	19,839	19,924	19,837
Weighted average of common shares outstanding – diluted	19,985	19,890	19,968	19,885
Cash dividends per common share	$0.14	$0.13	$0.28	$0.26

(*) Consists of the following:
Net realized gains before impairment losses	$3,102	$1,790	$5,755	$2,874
Total losses on securities with impairment charges	(2,886)	(1,359)	(6,684)	(1,359)
Non-credit portion recognized in other comprehensive income	—	—	—	(15)
Net impairment charges recognized in earnings	(2,886)	(1,359)	(6,684)	(1,374)
Net realized gains (losses) on investments	$216	$431	$(929)	$1,500
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$9,049	$6,642	$15,889	$13,751
Other comprehensive income (loss), before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period	10,031	(10,041)	14,485	(5,016)
Reclassification adjustment for net realized losses (gains) included in net income	1,815	(137)	4,864	(700)
Total other comprehensive income (loss), before tax	11,846	(10,178)	19,349	(5,716)
Deferred income tax expense (benefit) on other comprehensive income	4,146	(3,562)	6,773	(2,000)
Other comprehensive income (loss), net of tax	7,700	(6,616)	12,576	(3,716)
Total comprehensive income	$16,749	$26	$28,465	$10,035
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total
Balance at January 1, 2016	$234	$61,926	$293,516	$8,105	$(4,884)	$358,897
Net income			15,889			15,889
Other comprehensive income, net of tax				12,576		12,576
Dividends on common shares			(5,597)			(5,597)
Issuance of 16,418 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		(140)			23	(117)
Net tax effect from exercise/vesting of share-based compensation		(107)				(107)
Share-based compensation expense		462				462
Balance at June 30, 2016	$234	$62,141	$303,808	$20,681	$(4,861)	$382,003

Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			13,751			13,751
Other comprehensive loss, net of tax				(3,716)		(3,716)
Dividends on common shares			(5,177)			(5,177)
Issuance of 45,784 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		338			64	402
Net tax effect from exercise/vesting of share-based compensation		(39)				(39)
Share-based compensation expense		439				439
Balance at June 30, 2015	$234	$60,124	$291,605	$20,767	$(4,981)	$367,749
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income	$15,889	$13,751
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	955	1,435
Provision for depreciation and amortization	2,084	2,765
Net realized losses (gains) on investment securities	929	(1,500)
Deferred federal income taxes	1,321	1,872
Share-based compensation expense	462	439
Change in:
Deferred policy acquisition costs, net	(2,105)	(3,189)
Reserves for losses and loss adjustment expenses	37,189	64,174
Premiums receivable	8,219	(11,277)
Unearned premiums and service fees	(15,026)	2,268
Interest receivable and other assets	455	935
Prepaid reinsurance premiums	(10,818)	(9,623)
Accounts payable, commissions and other liabilities and assessments and fees payable	5,064	7,433
Amounts withheld or retained for accounts of others	2,906	9,134
Reinsurance recoverable	(13,201)	(19,372)
Reinsurance balances payable	9,636	12,350
Other operating activities, net	31	678
Net cash provided by operating activities	43,990	72,273
Investing activities
Purchases of fixed maturities	(162,672)	(122,487)
Purchases of equity securities	(5,371)	(10,182)
Proceeds from sale of fixed maturities	10,077	8,353
Proceeds from sale of equity securities	5,288	3,959
Proceeds from maturities and redemptions of investments	117,175	82,507
Change in other investments, net	(216)	(475)
Capital expenditures	(1,632)	(2,478)
Net cash used in investing activities	(37,351)	(40,803)
Financing activities
Net tax effect from exercise/vesting of share-based compensation	(107)	(39)
Proceeds from the issuance of common shares from treasury	79	535
Payments related to cancellation of shares for tax withholding obligations	(196)	(133)
Cash dividends paid on common shares	(5,597)	(5,177)
Net cash used in financing activities	(5,821)	(4,814)
Net increase in cash and cash equivalents	818	26,656
Cash and cash equivalents at beginning of period	71,944	53,583
Cash and cash equivalents at end of period	$72,762	$80,239
See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	INDEX TO NOTES
1.	Basis of Presentation	8.	Transactions with Related Parties
2.	Recent Accounting Pronouncements	9.	Reinsurance
3.	Fair Value Measurements	10.	Commitments and Contingencies
4.	Investments	11.	Segment Information
5.	Income Taxes	12.	Accumulated Other Comprehensive Income
6.	Share-Based Compensation	13.	Variable Interest Entities
7.	Earnings Per Common Share	14.	Subsequent Event

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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.

2. Recent Accounting Pronouncements
Recent Accounting Standard, Adopted
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity performs to determine whether it should consolidate certain types of legal entities. The main provisions affect limited partnerships and similar legal entities, as being considered a variable interest entity (“VIE”) or voting interest entity; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The consolidation assessment depends on facts and circumstances surrounding each entity, but the Company’s investment funds qualify and are therefore evaluated for consolidation under the VIE model. The Company adopted this guidance effective January 1, 2016. The adoption of ASU 2015-02 did not have an impact on the Company’s results of operations or financial position. Refer to Note 13 - “Variable Interest Entities” for further discussion and related disclosures.
Recent Accounting Standards, Not Yet Adopted
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g. reinsurance recoverables) and certain other instruments and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The expected credit losses will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset so the net amount expected to be collected is presented on the consolidated balance sheet. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account. In addition, the length of time a security has been in an unrealized loss position should no longer be considered in the determination of whether a credit loss exists. The Company will be required to adopt this guidance effective January 1, 2020. The Company will not be able to determine the impact the updated guidance will have on its results of operations or financial position until the updated guidance is adopted.
In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is designed to make accounting for share-based payment transactions less complex for public and private companies. ASU 2016-09 affects all organizations that issue share-based payment awards to their employees and simplifies several aspects of the accounting for share-based payment award transactions, including, income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company will be required to adopt this guidance effective January 1, 2017. The updated guidance is not expected to have a material effect on the Company's results of operations or financial position.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The ASU will require organizations that lease assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance will require both types of leases to be recognized on the balance sheet. The Company will be required to adopt this guidance effective January 1, 2019. The Company is in the process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.
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
Level 1 primarily consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At June 30, 2016, Level 2 included $236.5 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio categorized by level within the fair value hierarchy as of June 30, 2016.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$5,241	$183,205	$—	$188,446
State and local government obligations	—	300,444	4,110	304,554
Residential mortgage-backed securities	—	159,768	—	159,768
Commercial mortgage-backed securities	—	15,370	—	15,370
Corporate obligations	—	194,922	9,567	204,489
Other debt obligations	—	211,219	14,777	225,996
Redeemable preferred stocks	4,215	—	500	4,715
Total fixed maturities	9,456	1,064,928	28,954	1,103,338
Equity securities:
Common stocks	52,891	—	2,231	55,122
Nonredeemable preferred stocks	21,337	4,231	—	25,568
Total equity securities	74,228	4,231	2,231	80,690
Total fixed maturities and equity securities	83,684	1,069,159	31,185	1,184,028
Cash and cash equivalents	72,762	—	—	72,762
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$156,446	$1,069,159	$31,185	$1,256,790

The following table presents the Company’s investment portfolio categorized by level within the fair value hierarchy as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,179	$147,124	$—	$151,303
State and local government obligations	—	311,351	5,021	316,372
Residential mortgage-backed securities	—	157,403	—	157,403
Commercial mortgage-backed securities	—	14,368	—	14,368
Corporate obligations	—	194,045	7,476	201,521
Other debt obligations	—	190,515	14,846	205,361
Redeemable preferred stocks	4,162	—	498	4,660
Total fixed maturities	8,341	1,014,806	27,841	1,050,988
Equity securities:
Common stocks	53,584	806	2,302	56,692
Nonredeemable preferred stocks	20,868	4,069	—	24,937
Total equity securities	74,452	4,875	2,302	81,629
Total fixed maturities and equity securities	82,793	1,019,681	30,143	1,132,617
Cash and cash equivalents	71,944	—	—	71,944
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$154,737	$1,019,681	$30,143	$1,204,561

The tables above exclude other invested assets of $52.0 million and $47.9 million at June 30, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships, which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the six months ended June 30, 2016, the Company transferred three nonredeemable preferred stocks (all in the first quarter) with a total fair value of 1.2 million from Level 1 to Level 2 due to decreases in trading activity. Conversely, during the same period, the Company transferred two nonredeemable preferred stocks (including one in the second quarter totaling 30 thousand) and two common stocks (including one in the second quarter totaling 0.2 million), with aggregate fair values of 1.1 million and 0.8 million, respectively, from Level 2 to Level 1 due to increases in trading activity.
During the six months ended June 30, 2015, the Company transferred three nonredeemable preferred stocks, with a total fair value of 1.5 million (including one in the second quarter totaling 1.0 million), from Level 2 to Level 1 due to increases in trading activity. Conversely, during the three and six months ended June 30, 2015, the Company transferred one common stock at 0.9 million and one nonredeemable preferred stock at 0.1 million, from Level 1 to Level 2 due to decreases in trading activity.
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2016 and 2015. The transfers in and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended June 30, 2016
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at April 1, 2016	$5,106	$9,659	$14,873	$500	$2,123
Total gains (losses):
Included in earnings	(102)	320	—	—	—
Included in other comprehensive income	4	(63)	79	—	108
Purchases and issuances	—	—	—	—	—
Sales, settlements and redemptions	(898)	(349)	(175)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at June 30, 2016	$4,110	$9,567	$14,777	$500	$2,231
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2016
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2016	$5,021	$7,476	$14,846	$498	$2,302
Total gains (losses):
Included in earnings	(102)	351	—	—	(625)
Included in other comprehensive income	89	(21)	(230)	2	554
Purchases and issuances	—	2,150	389	—	—
Sales, settlements and redemptions	(898)	(389)	(228)	—	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at June 30, 2016	$4,110	$9,567	$14,777	$500	$2,231
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$(625)

	Three Months Ended June 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at April 1, 2015	$2,923	$7,150	$2,462	$497	$2,839
Total gains (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	(4)	41	3	1	217
Purchases and issuances	—	—	3,388	—	—
Sales, settlements and redemptions	—	(39)	(38)	—	—
Transfers in and/or (out) of Level 3	—	—	1,000	—	—
Ending balance at June 30, 2015	$2,919	$7,152	$6,815	$498	$2,778
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	32	179	(3)	3	34
Purchases and issuances	—	—	4,388	—	—
Sales, settlements and redemptions	—	(127)	(2,565)	—	—
Transfers in and/or (out) of Level 3	—	—	1,000	—	(966)
Ending balance at June 30, 2015	$2,919	$7,152	$6,815	$498	$2,778
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—
At June 30, 2016, the Company had 29 securities with a fair value of $31.2 million that are included in Level 3, which represented 2.6% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not reasonably obtainable or made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 8.2% of the Company’s shareholders’ equity at June 30, 2016, reasonable changes in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
June 30, 2016
Fixed maturities:
U.S. Government and government agency obligations	$185,894	$2,553	$(1)	$188,446
State and local government obligations	290,034	14,529	(9)	304,554
Residential mortgage-backed securities	154,306	6,015	(553)	159,768
Commercial mortgage-backed securities	14,549	838	(17)	15,370
Corporate obligations	198,718	7,522	(1,751)	204,489
Other debt obligations	225,851	1,757	(1,612)	225,996
Redeemable preferred stocks	4,515	201	(1)	4,715
Total fixed maturities	1,073,867	33,415	(3,944)	1,103,338
Equity securities:
Common stocks	54,094	4,418	(3,390)	55,122
Nonredeemable preferred stocks	24,250	1,579	(261)	25,568
Total equity securities	78,344	5,997	(3,651)	80,690
Total fixed maturities and equity securities	$1,152,211	$39,412	$(7,595)	$1,184,028

December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$149,402	$2,197	$(296)	$151,303
State and local government obligations	305,625	10,927	(180)	316,372
Residential mortgage-backed securities	153,191	5,407	(1,195)	157,403
Commercial mortgage-backed securities	13,703	675	(10)	14,368
Corporate obligations	204,761	4,039	(7,279)	201,521
Other debt obligations	207,034	384	(2,057)	205,361
Redeemable preferred stocks	4,514	149	(3)	4,660
Total fixed maturities	1,038,230	23,778	(11,020)	1,050,988
Equity securities:
Common stocks	57,785	3,839	(4,932)	56,692
Nonredeemable preferred stocks	24,134	1,121	(318)	24,937
Total equity securities	81,919	4,960	(5,250)	81,629
Total fixed maturities and equity securities	$1,120,149	$28,738	$(16,270)	$1,132,617
The table above excludes other invested assets of $52.0 million and $47.9 million at June 30, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented approximately 27.6% of the Company’s fixed maturity portfolio at June 30, 2016, with approximately $265.0 million, or 87.0%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, with 98.9% of such securities rated investment grade (as determined by nationally recognized agencies) at June 30, 2016. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2016.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both June 30, 2016 and December 31, 2015.

The amortized cost and fair value of fixed maturities at June 30, 2016, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.8 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio at June 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$74,764	$75,271
Due after one year through five years	450,438	458,161
Due after five years through ten years	307,819	318,273
Due after ten years	71,991	76,495
	905,012	928,200
Mortgage-backed securities	168,855	175,138
Total	$1,073,867	$1,103,338
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed maturity gains	$774	$323	$1,055	$405
Fixed maturity losses	(1,000)	(370)	(2,289)	(393)
Equity security gains	724	456	1,209	1,165
Equity security losses	(2,313)	(989)	(4,839)	(1,082)
Other invested assets, net gains	2,031	1,011	3,935	1,405
Net realized gains (losses) on investments	$216	$431	$(929)	$1,500
Pre-tax net realized gains on investments of $0.2 million for the three months ended June 30, 2016 were generated from net gains associated with other invested assets and the sales or redemptions of securities of $2.0 million and $1.1 million, respectively, offset by other-than-temporary impairment charges of $2.9 million. For the six months ended June 30, 2016, pre-tax net realized losses on investments of $0.9 million were primarily due to other-than-temporary impairment charges of $6.7 million and were partially offset by net gains generated by other invested assets and the sales or redemptions of securities of $3.9 million and $1.9 million, respectively. Net gains in other invested assets for both the three and six months ended June 30, 2016 were primarily due to the strong performance of a hedge fund investment that is focused on specific opportunities within the distressed debt markets, while the gains on the sales or redemptions of securities were primarily due to favorable market conditions that increased the value of securities over book value. The other-than-temporary impairment charges for both the three and six months ended June 30, 2016 occurred on both equity and fixed maturity securities where management is uncertain of the timing and the extent of ultimate recovery, and were primarily concentrated within the financial services and, to a lesser extent, energy sectors.
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

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three Months Ended June 30, 2016:
Realized before impairments	$551	$520	$2,031	$(1,086)	$2,016
Realized - impairments	(777)	(2,109)	—	1,010	(1,876)
Change in unrealized	9,516	2,330	—	(4,146)	7,700
Three Months Ended June 30, 2015:
Realized before impairments	$323	$456	$1,011	$(627)	$1,163
Realized - impairments	(370)	(989)	—	476	(883)
Change in unrealized	(8,940)	(1,238)	—	3,562	(6,616)
Six Months Ended June 30, 2016:
Realized before impairments	$815	$1,005	$3,935	$(2,014)	$3,741
Realized - impairments	(2,049)	(4,635)	—	2,339	(4,345)
Change in unrealized	16,713	2,636	—	(6,773)	12,576
Six Months Ended June 30, 2015:
Realized before impairments	$397	$1,072	$1,405	$(1,006)	$1,868
Realized - impairments	(385)	(989)	—	481	(893)
Change in unrealized	(4,738)	(978)	—	2,000	(3,716)

The following table summarizes the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position.

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
June 30, 2016
Fixed maturities:
U.S. Government and government agency obligations	$1,999	$(1)	100.0%	1	$—	$—	0.0%	—
State and local government obligations	2,212	(9)	99.6%	3	—	—	0.0%	—
Residential mortgage-backed securities	18,031	(297)	98.4%	21	17,457	(256)	98.6%	24
Commercial mortgage-backed securities	1,988	(15)	99.3%	4	206	(2)	99.0%	1
Corporate obligations	24,869	(1,089)	95.8%	34	7,388	(662)	91.8%	8
Other debt obligations	48,554	(1,139)	97.7%	56	19,206	(473)	97.6%	25
Redeemable preferred stocks	—	—	0.0%	—	500	(1)	99.8%	1
Total fixed maturities	97,653	(2,550)	97.5%	119	44,757	(1,394)	97.0%	59
Equity securities:
Common stocks	17,874	(3,390)	84.1%	28	—	—	0.0%	—
Nonredeemable preferred stocks	3,919	(81)	98.0%	9	4,820	(180)	96.4%	5
Total equity securities	21,793	(3,471)	86.3%	37	4,820	(180)	96.4%	5
Total fixed maturities and equity securities	$119,446	$(6,021)	95.2%	156	$49,577	$(1,574)	96.9%	64

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$45,631	$(296)	99.4%	22	$—	$—	0.0%	—
State and local government obligations	15,498	(137)	99.1%	15	1,627	(43)	97.4%	3
Residential mortgage-backed securities	23,502	(318)	98.7%	28	28,426	(877)	97.0%	31
Commercial mortgage-backed securities	440	(1)	99.8%	1	495	(9)	98.2%	1
Corporate obligations	75,756	(5,660)	93.0%	99	3,658	(1,619)	69.3%	5
Other debt obligations	138,531	(1,860)	98.7%	131	8,201	(197)	97.7%	11
Redeemable preferred stocks	344	(1)	99.7%	1	498	(2)	99.6%	1
Total fixed maturities	299,702	(8,273)	97.3%	297	42,905	(2,747)	94.0%	52
Equity securities:
Common stocks	26,993	(4,932)	84.6%	42	—	—	0.0%	—
Nonredeemable preferred stocks	5,387	(113)	97.9%	11	2,795	(205)	93.2%	3
Total equity securities	32,380	(5,045)	86.5%	53	2,795	(205)	93.2%	3
Total fixed maturities and equity securities	$332,082	$(13,318)	96.1%	350	$45,700	$(2,952)	93.9%	55
The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $16.3 million at December 31, 2015 to $7.6 million at June 30, 2016. The gross unrealized losses on fixed maturity securities at June 30, 2016 were $3.9 million and primarily consist of corporate obligations and to a lesser extent, other debt obligations and residential mortgage-backed securities. Investment grade securities represent 74.9% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities at June 30, 2016 consist of $3.4 million of common stocks that have been in an unrealized loss position for less than 12 months, as well as $0.3 million of primarily investment grade nonredeemable preferred stocks, all of which are considered to be temporary.
At June 30, 2016, corporate obligations, with gross unrealized losses of $1.8 million, had 34 securities that were in an unrealized loss position of $1.1 million for less than 12 months and 8 securities with gross unrealized losses of $0.7 million for 12 months or more. At June 30, 2016, other debt obligations, with gross unrealized losses of $1.6 million, had 56 securities that were in an unrealized loss position of $1.1 million for less than 12 months and 25 securities with gross unrealized losses of $0.5 million for 12 months or more. Investment grade securities represented 89.1% of all corporate obligations and other debt obligations with unrealized losses.
At June 30, 2016, residential mortgage-backed securities, with gross unrealized losses of $0.6 million, included 21 securities that were in an unrealized loss position of $0.3 million for less than 12 months and 24 securities with gross unrealized losses of $0.3 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings at June 30, 2016 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$2,385	$2,375	$2,391	$2,368
Additional credit impairments on previously impaired securities	—	—	—	15
Reductions - disposals	(4)	(5)	(10)	(13)
Ending balance	$2,381	$2,370	$2,381	$2,370
5. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 30.0% and 30.3% for the three and six months ended June 30, 2016, and 30.5% and 29.0% for the three and six months ended June 30, 2015, respectively. The effective tax rate for the six months ended June 30, 2016 is lower than the 35% statutory rate primarily due to the tax effect of tax-exempt income earned.
The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$18,196	$19,959
Unpaid losses and loss adjustment expenses	19,303	18,687
Assessments and fees payable	1,644	1,576
Realized losses on investments, primarily impairments	7,023	5,147
Accrued compensation	2,261	1,959
Limited partnership investments	—	61
Other, net	2,086	2,185
Total deferred tax assets	50,513	49,574
Deferred tax liabilities:
Deferred policy acquisition costs	(8,529)	(7,793)
Unrealized gains on investments	(11,136)	(4,363)
Intangible assets	(2,678)	(2,678)
Limited partnership investments	(1,650)	—
Prepaid expenses	(194)	(279)
Other, net	(584)	(626)
Total deferred tax liabilities	(24,771)	(15,739)
Net deferred tax assets	$25,742	$33,835
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
6. Share-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At June 30, 2016, there were options for 180,000 shares outstanding and 728,022 of the Company’s common shares reserved for issuance under the LTIP. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. Restricted share awards generally cliff vest three years from the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of

Directors may accelerate vesting and exercisability of options. Treasury shares are used to fulfill the options exercised and other awards granted.
For both the three months ended June 30, 2016 and 2015, the Company recognized share-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million. For the six months ended June 30, 2016 and 2015, the Company recognized share-based compensation expense of $0.5 million and $0.4 million, respectively, with related income tax benefits of approximately $0.1 million.
7. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$9,049	$6,642	$15,889	$13,751
Weighted average shares outstanding during period	19,926	19,839	19,924	19,837
Additional shares issuable under employee common stock option plans using treasury stock method	59	51	44	48
Weighted average shares outstanding assuming exercise of stock options	19,985	19,890	19,968	19,885
Net income per share:
Basic	$0.45	$0.33	$0.80	$0.69
Diluted	$0.45	$0.33	$0.80	$0.69
For both the three and six months ended June 30, 2016, there were no anti-dilutive outstanding options or restricted shares. For the three and six months ended June 30, 2015, there were 77,515 and 97,870, respectively, outstanding options and restricted shares excluded from diluted earnings per share because they were anti-dilutive.
8. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of June 30, 2016, Great American owned 51.0% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company was also previously involved in the cession of premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2016 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Assumed premiums written	$17	$72	$63	$179
Assumed premiums earned	49	113	113	248
Assumed losses and loss adjustment expense incurred	(2)	86	(23)	140
Ceded premiums earned	—	9	—	23
Ceded losses and loss adjustment expense recoveries	83	53	245	153

	June 30, 2016		December 31, 2015
	(Dollars in thousands)
Payable to Great American as of period end	$4		$3

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
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages 55.8% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.3 million and $0.5 million for the three months and six months ended June 30, 2016 and 2015, respectively.
On March 7, 2016, AFG announced that it had submitted a proposal to the Company to acquire all of the outstanding shares of Common Stock of the Company (“Common Stock”) not already owned by AFG’s wholly-owned subsidiary, Great American, at a purchase price of $30.00 per share in cash. As of March 7, 2016, Great American beneficially owned 10,200,000, or approximately 51.0%, of the outstanding shares of Common Stock. On June 24, 2016, AFG increased the price of its March 7, 2016 proposal by $0.75 to $30.75 per share in cash. On July 6, 2016, AFG further increased the price to $32.00 per share in cash. On July 25, 2016, the Company announced it reached an agreement with AFG. Refer to Note 14 - “Subsequent Event” for additional disclosures related to this agreement.
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
9. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Direct premiums written	$180,054	$181,590	$340,723	$332,892
Reinsurance assumed	5,144	4,132	9,175	7,368
Reinsurance ceded	(40,002)	(35,384)	(74,744)	(65,825)
Net premiums written	$145,196	$150,338	$275,154	$274,435
Direct premiums earned	$180,480	$168,522	$356,616	$331,011
Reinsurance assumed	4,246	3,792	8,166	6,905
Reinsurance ceded	(33,285)	(28,422)	(63,927)	(56,201)
Premiums earned	$151,441	$143,892	$300,855	$281,715
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended June 30, 2016 and 2015 were $18.0 million and $11.6 million, respectively, and were $37.8 million and $25.9 million for the six months ended June 30, 2016 and 2015, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below “A-”, the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At June 30, 2016 and December 31, 2015, the liability for such assessments was $5.2 million and $5.0 million, respectively, and will be paid over several years as assessed by the various state funds.
The Company has investments in limited partnerships which are included in the “Other invested assets” line on the Consolidated Balance Sheets. Relative to such limited partnerships, the Company has contractual agreements to invest up to an additional $14.1 million. These limited partnership contractual agreements have expiration dates up to five years whereby the entire amounts or a portion thereof could be required to be funded at any time prior to the expiration dates.
11. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$88,043	$77,232	$174,534	$151,234
Transportation	46,089	50,189	92,234	98,441
Specialty Personal Lines	7,611	7,638	15,072	15,188
Hawaii and Alaska	5,240	4,954	10,416	9,602
Other	4,458	3,879	8,599	7,250
Total premiums earned	151,441	143,892	300,855	281,715
Net investment income	10,757	9,828	21,172	19,484
Net realized gains (losses) on investments	216	431	(929)	1,500
Other	812	886	1,485	1,716
Total revenues	$163,226	$155,037	$322,583	$304,415

12. Accumulated Other Comprehensive Income
The following table presents the changes in the Company's AOCI, net of tax.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$12,981	$27,383	$8,105	$24,483
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	6,520	(6,528)	9,414	(3,261)
Reclassification adjustment for net realized losses (gains) included in net income, net of tax	1,180	(88)	3,162	(455)
Other comprehensive income (loss), net of tax	7,700	(6,616)	12,576	(3,716)
Ending balance	$20,681	$20,767	$20,681	$20,767
The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and six months ended June 30, 2016 and 2015, categorized by the respective affected line items in the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change to net realized (losses) gains on investments	$(1,815)	$137	$(4,864)	$700
(Decrease) increase to income before income taxes	(1,815)	137	(4,864)	700
(Decrease) increase to provision for income taxes	(635)	49	(1,702)	245
(Decrease) increase to net income	$(1,180)	$88	$(3,162)	$455
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
The Company is required to consolidate a VIE if it is the primary beneficiary of the VIE, which is defined as having both the power to direct the activities of the VIE that most significantly impact that entity’s economic performance and the obligation to absorb losses of, or receive benefits from, the entity that could potentially be significant to the VIE. In evaluating whether the Company has the power to direct the activities of a VIE that most significantly impact its economic performance, the Company considers the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and the Company's decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. In determining whether the Company has the right to receive benefits or obligation to absorb losses that could potentially be significant to the VIE, the Company evaluates all of its economic interests in the entity. This evaluation considers all relevant factors of the VIE's design including its capital structure, contractual rights to earnings (losses), as well as other contractual arrangements that have the potential to be economically significant. The evaluation of both power and benefits requires the exercise of professional judgment.
The Company does not consolidate the VIEs because as a passive investor in limited partner equity interests, the Company does not have the power to direct the activities that are considered significant to the LPs' economic performance, which are primarily related to the determination of which investments to purchase and sell. The Company’s involvement with the VIEs consists of assisting in the financing of the entity and future funding commitments. The Company monitors the unconsolidated VIEs to determine if any events have occurred that could cause the Company to be considered the primary beneficiary.
The aforementioned investments are accounted for under the equity method and are reported in the Company’s Consolidated Balance Sheets as “Other invested assets”. Income from these investments is recorded in the Company’s “Net realized gains (losses) on investments” line on the Consolidated Statements of Income. Some of these investments in LPs cannot be redeemed and distributions will ultimately be received by the Company from the liquidation of the underlying investments within the funds.

The Company’s maximum exposure to economic loss with respect to these LP investments is limited to the investments carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded commitments, as shown below:

June 30, 2016
(Dollars in thousands)
Maximum exposure to loss in unconsolidated VIEs:
Other invested assets	$52,042
Obligation to fund investments	14,094
Total	$66,136
The Company does not have any implicit support arrangements with any VIE and has not provided non-contractual support as of June 30, 2016.
14. Subsequent Event
Merger Agreement
On July 25, 2016, the Company announced that it reached an agreement with AFG, pursuant to which Great American will acquire all of the outstanding common shares of the Company (the “Common Shares”) that are not currently owned by Great American, pursuant to the terms of the merger agreement (the “Merger Agreement”), by and among the Company, Great American, and GAIC Alloy, Inc., a wholly-owned subsidiary of Great American (“Merger Sub”). Great American is currently the owner of 51.0% of the outstanding Common Shares of the Company.
The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a subsidiary of Great American (the “Merger”). Pursuant to the transactions contemplated by the Merger Agreement, each outstanding Common Share of the Company (other than Common Shares owned by the Company, any wholly-owned subsidiary of the Company, Great American, Merger Sub and holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $32.00 per Common Share in cash, without interest and less any required withholding taxes (the “Merger Consideration”). In addition, the Merger Agreement provides that the Company will declare a special cash dividend of $0.50 per Common Share payable immediately prior to the effective time of the Merger to shareholders of record as of such time (the “Special Dividend”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase common shares granted under the Company’s Long Term Incentive Plan (the “Company Options”), whether or not vested, will be cancelled in exchange for the right to receive a lump sum cash payment equal to the product of (a) the excess, if any, of (i) the sum of the Merger Consideration and $0.50 over (ii) the per share exercise price for such Company Option and (b) the total number of Common Shares underlying such Company Option, less applicable taxes required to be withheld. In addition, at the effective time of the Merger, each outstanding award of restricted Common Shares granted under the Company’s Long Term Incentive Plan (the “Company Restricted Share Awards”) will be cancelled in exchange for the right to receive a lump sum cash payment equal to the product of (i) the Merger Consideration and (ii) the number of Common Shares subject to such Company Restricted Share Award, less applicable taxes required to be withheld. In addition, each Company Restricted Share Award entitles the holder of the shares thereunder to the Special Dividend. All such payments will be made by the surviving corporation, without interest, as promptly as reasonably practicable following the effective time of the Merger, and in no event later than 10 business days thereafter.
Consummation of the Merger is subject to certain customary conditions, including approval by the Company’s shareholders as described below and receipt of required regulatory approvals. The obtaining of financing is not a condition to the obligations of Great American or Merger Sub to effect the Merger. The Merger is conditioned upon the approval of a resolution to adopt the Merger Agreement by the affirmative vote of (i) at least a majority of all outstanding Common Shares and (ii) at least a majority of all outstanding Common Shares held by shareholders other than Great American and its affiliates, in each case, entitled to vote on the Merger at a meeting of shareholders duly called and held for such purpose (the “Requisite Shareholder Vote”). Great American has agreed to vote the Common Shares of the Company that it owns in favor of the adoption of the Merger Agreement.
The Merger Agreement was unanimously approved by a special committee of the Company (the “Special Committee”) and by the Board of Directors of the Company (the “Board”) (other than directors affiliated with AFG or Great American, who recused themselves from such vote), and the Special Committee and the Board (other than directors affiliated with AFG or Great American, who recused themselves from such vote) unanimously resolved to recommend that shareholders of the Company approve the adoption of the Merger Agreement and the transactions contemplated thereby (the “Company Recommendation”). The Company has agreed that neither it nor any of its subsidiaries nor any of the officers and directors of it or its subsidiaries (in their capacities as such) will initiate, solicit, knowingly encourage, induce or knowingly facilitate or assist any inquiries or the making, submission, announcement or commencement of any proposal or offer that constitutes, or could reasonably be expected to lead to, any competing proposal or offer to acquire the Company (an “Acquisition Proposal”), as further described in the Merger Agreement. These restrictions are subject to provisions that permit the Special Committee to participate in discussions with respect to an Acquisition Proposal if the Special Committee determines by resolution in good faith, after consultation with its outside financial advisors and outside legal counsel, that such Acquisition Proposal (a) constitutes or would reasonably be expected to lead to a “Superior Proposal,” as further described in the Merger Agreement, and (b) that failure to enter into such discussions would be inconsistent with its fiduciary duties under Ohio law.
The Board or any committee thereof (including the Special Committee) is not permitted to (i) withdraw, suspend, modify or amend the Company Recommendation in any manner adverse to Great American or fail to include the Company Recommendation in the proxy statement that the Company will prepare in connection with the Merger Agreement and the Merger, (ii) approve, endorse or recommend an Acquisition Proposal or (iii) at any time following receipt of an Acquisition Proposal, fail to reaffirm its approval or recommendation of the Merger Agreement and the Merger as promptly as practicable (but in any event within four business days after receipt of Great American’s reasonable written request to do so (any of clauses (i), (ii) or (iii), an “Adverse Company Recommendation”). However, the Special Committee may, in response to the receipt of a Superior Proposal or an “Intervening Event,” as further described in the Merger Agreement, and subject to certain procedural requirements set forth in the Merger Agreement, make an Adverse Company Recommendation if the Special Committee determines by resolution in good faith, after consultation with its outside financial advisors and outside legal counsel, that failure to do so would be inconsistent with its fiduciary duties under Ohio law.
The Merger Agreement contains customary termination rights, including the right of either the Company or Great American to terminate the Merger Agreement if the Merger has not been consummated on or prior to February 15, 2017 or if the Requisite Shareholder Vote is not obtained after a vote of the shareholders of the Company. Great American may also terminate the Merger Agreement following an Adverse Company Recommendation.
The Merger Agreement provides that Great American will be entitled to receive a termination fee of $13,500,000 (the “Termination Fee”) from the Company if Great American terminates the Merger Agreement following (i) an Adverse Company Recommendation made in connection with the receipt or announcement of an Acquisition Proposal or a Superior Proposal or (ii) material breach by the Company of its representations, warranties or covenants relating to non-solicitation or the convening of the Company’s shareholder meeting to obtain approval of the transactions contemplated by the Merger Agreement (the “Shareholder Meeting”). In addition, in the event the Merger Agreement is terminated by Great American because (i) an Adverse Company Recommendation has been made under circumstances where the Termination Fee is not payable, (ii) the Requisite Shareholder Approval is not obtained where an Acquisition Proposal has been made and not withdrawn at least 10 business days before the Shareholder Meeting, or (iii) the Company has breached its representations, warranties or covenants (except for its covenants relating to non-solicitation or the Shareholder Meeting) under the Merger Agreement and an Acquisition Proposal has been made prior to the Shareholder Meeting and not withdrawn at least 10 business days prior to the date of termination of the Merger Agreement, Great American, Merger Sub and their respective affiliates will be entitled to receive reimbursement of reasonable out-of-pocket fees and expenses (including reasonable legal fees and expenses) actually incurred on or prior to the termination of the Merger Agreement in connection with the transactions contemplated by the Merger Agreement, in an amount not to exceed $3,950,000.

Voting Agreement
Additionally, on July 25, 2016, the Company entered into a voting agreement (the “Voting Agreement”) with Great American and certain shareholders of the Company (including Alan R. Spachman, the “Shareholders”) in connection with the execution of the Merger Agreement. Based upon 19,991,694 outstanding Common Shares as of July 25, 2016, the Shareholders beneficially own in the aggregate approximately 10% of the outstanding Common Shares.
The Voting Agreement provides that the Shareholders will, among other things, vote or cause to be voted their respective shares of Common Stock in favor of any proposal to approve the Merger and the Merger Agreement  and against any action, proposal, transaction or agreement that could reasonably be expected to result in a breach of the Voting Agreement of that could reasonably be expected to materially impede, interfere with or adversely affect the timely consummation of the Merger or the fulfillment of conditions to the Merger.  In addition, the Voting Agreement generally prohibits the Shareholders from initiating, joining or participating in litigation that seeks to prohibit, prevent or materially delay the closing of the Merger.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “will,” “should,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “predict,” “estimate,” “project,” and “potential,” or the negative of these words, and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:

•
the failure to receive, on a timely basis or otherwise, the required approvals by our shareholders, governmental or regulatory agencies and third parties in connection with the proposed merger among those parties (the “merger”);

•	the risk that a condition to closing of the merger may not be satisfied;

•	each company's ability to consummate the merger;

•	operating costs and business disruption related to the merger may be greater than expected;

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
The foregoing list of factors is not exhaustive. Additional information about these and other factors can be found in each company's reports filed from time to time with the Securities and Exchange Commission (the “SEC”). There can be no assurance that the merger will in fact be consummated. We caution investors not to unduly rely on any forward-looking statements. All forward-looking statements reflect our good faith beliefs, assumptions and expectations, but they are not guarantees of future performance. Furthermore, the forward-looking statements herein are made only as of the date of this report, and we assume no obligation to publicly update or revise any forward-looking statements to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

INDEX TO MD&A
General	27	Transaction Expenses	33
Recent Developments	27	Expense on Amounts Withheld	33
Results of Operations	27	Income Taxes	34
Overview	27	Financial Condition	34
Gross Premiums Written	29	Investments	34
Premiums Earned	30	Liquidity and Capital Resources	37
Underwriting and Loss Ratio Analysis	31	Critical Accounting Polices	39
Net Investment Income	33	Loss and Loss Adjustment Expense Reserves	39
Net Realized Gains (Losses) on Investments	33	Other-Than-Temporary Impairment	40
Commissions and Other Underwriting Expenses	33	Contractual Obligations/Off-Balance Sheet Arrangements	40
Other Operating and General Expenses	33

General
We underwrite and sell traditional and alternative risk transfer (“ART”) property and casualty insurance products primarily to the passenger transportation industry, the trucking industry, moving and storage transportation companies, general commercial insurance to small businesses in Hawaii and Alaska and personal insurance to owners of recreational vehicles throughout the United States.
We have five property and casualty insurance subsidiaries: National Interstate Insurance Company (“NIIC”), Vanliner Insurance Company (“VIC” or “Vanliner”), National Interstate Insurance Company of Hawaii, Inc. (“NIIC-HI”), Triumphe Casualty Company (“TCC”), and Hudson Indemnity, Ltd. (“HIL”) and six active agency and service subsidiaries. We write our insurance policies on a direct basis through NIIC, VIC, NIIC-HI and TCC. NIIC and VIC are licensed in all 50 states and the District of Columbia. NIIC-HI is licensed in Ohio, Hawaii, Michigan and New Jersey. TCC holds licenses for multiple lines of authority, including auto-related lines, in 44 states and the District of Columbia. HIL is domiciled in the Cayman Islands and provides reinsurance for NIIC, VIC, NIIC-HI and TCC, primarily for the ART component. Insurance products are marketed through multiple distribution channels, including independent agents and brokers, program administrators, affiliated agencies and agent internet initiatives. We sell and service our insurance business through our active agency and service subsidiaries.
As of June 30, 2016, Great American Insurance Company (“Great American”) owned 51.0% of our outstanding common shares.
Recent Developments
On July 25, 2016, we announced that we entered into a merger agreement with Great American Insurance Company ("Great American"), a wholly-owned subsidiary of American Financial Group, Inc. ("AFG"), pursuant to which Great American will acquire the approximately 49% of our issued and outstanding common shares that Great American does not presently own.
Under the terms of the proposed merger, our shareholders will receive $32.00 in cash for each common share that they hold. In addition, we will pay a special dividend of $0.50 per common share upon the closing of the merger. For additional information, refer to Note 14 - “Subsequent Event” in this report.
The merger is expected to close in the fourth quarter of 2016, subject to approval by our shareholders, including approval by a majority of our shareholders other than Great American, and regulatory authorities, as well as the satisfaction or waiver of customary closing conditions.
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
We use net operating income and net operating income per share, non-GAAP financial measures, as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors and analysts with valuable information relating to ongoing performance that may be obscured by the net effect of realized gains and losses or other items that also tend to be highly variable from period to period, such as the transaction expenses associated with AFG's offer. As such, the following table reconciles net income, determined in accordance with U.S. generally accepted accounting principles (GAAP), to net income from operations, a non-GAAP financial measure. We believe this reconciliation is useful for investors and analysts to evaluate net operating income and net operating income per share along with net income and net income per share when reviewing and evaluating our performance. Net operating income should not be viewed as a substitute for net income as there are inherent material limitations associated with the use of net operating income, the most significant of which is the limitation on the ability of investors to make comparable assessments of net operating income with other companies, particularly as net operating income may be defined or calculated differently by other companies. Therefore, the Company provides prominence in this quarterly report to the use of the most comparable GAAP financial measure, net income, which includes the reconciling items in the table below.

	Three Months Ended June 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$10,360	$0.51	$6,362	$0.32
After-tax net realized gains from investments	140	0.01	280	0.01
After-tax impact from transaction expenses	(1,451)	(0.07)	—	—
Net income	$9,049	$0.45	$6,642	$0.33

	Six Months Ended June 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$17,944	$0.90	$12,776	$0.64
After-tax net realized (losses) gains from investments	(604)	(0.03)	975	0.05
After-tax impact from transaction expenses	(1,451)	(0.07)	—	—
Net income	$15,889	$0.80	$13,751	$0.69
We recorded net income for the three and six months ended June 30, 2016 of $9.0 million ($0.45 per share diluted) and $15.9 million ($0.80 per share diluted) compared to net income of $6.6 million ($0.33 per share diluted) and $13.8 million ($0.69 per share diluted) for the same periods in 2015. The increases in net income were driven by decreases to our loss and LAE ratios for the three and six months ended June 30, 2016 compared to the same periods in 2015. The decrease in the loss and LAE ratios to 75.2% for the three months ended June 30, 2016 compared to 78.9% for the three month period in 2015 was attributable to a decrease in claims severity. The decrease in the loss and LAE ratio to 76.2% for the six month period ended June 30, 2016 compared to 78.9% for the same period in 2015 was attributable to a decrease in claims severity as well as the absence of development on prior year loss reserves compared to unfavorable development reported in the same period last year. The unfavorable development reported last year was concentrated in our commercial auto liability line of business and was primarily attributable to products that we no longer offer or customers that we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. Also contributing to the improvement in net income for both the three and six month periods were increases in net investment income due to higher average invested assets. Net income for both periods ended 2016 was adversely impacted by after-tax transaction expenses, primarily consisting of legal and financial advisory fees associated with AFG's proposal to acquire all of the outstanding shares of our Common Stock not already owned by AFG's wholly-owned subsidiary, Great American. No such expenses were incurred during the comparable period in 2015.
Our net income from operations for the three and six months ended June 30, 2016 was $10.4 million ($0.51 per share diluted) and $17.9 million ($0.90 per share diluted), compared to net income of $6.4 million ($0.32 per share diluted) and $12.8 million ($0.64 per share diluted) for the same periods in 2015. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.

Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended June 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$102,449	55.3%	$99,085	53.4%
Transportation	60,334	32.6%	65,729	35.4%
Specialty Personal Lines	10,486	5.7%	10,068	5.4%
Hawaii and Alaska	6,435	3.5%	6,447	3.5%
Other	5,494	2.9%	4,393	2.3%
Gross premiums written	$185,198	100.0%	$185,722	100.0%

	Six Months Ended June 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$195,267	55.8%	$190,278	55.9%
Transportation	113,856	32.5%	112,248	33.0%
Specialty Personal Lines	20,286	5.8%	19,288	5.7%
Hawaii and Alaska	10,792	3.1%	10,542	3.1%
Other	9,697	2.8%	7,904	2.3%
Gross premiums written	$349,898	100.0%	$340,260	100.0%
Three months ended June 30, 2016 compared to June 30, 2015. During the three months ended June 30, 2016, our gross premiums written were relatively flat, decreasing $0.5 million, or 0.3%, compared to the same period in 2015, primarily attributable to a decrease in our transportation component that was partially offset by growth in our ART and other components. Gross premiums written in our transportation component decreased $5.4 million, or 8.2%, over the prior period primarily due to rate actions and the non-renewal of several accounts within our moving and storage and home delivery business and to a lesser extent our decision to no longer write small fleet tow truck business. Partially offsetting these decreases was new business premium written in our traditional crane and heavy haul product and excess liability product offered to trucking insureds. Gross premiums written in our ART component increased $3.4 million, or 3.4%, during the current period compared to the same period in 2015 primarily due to rate increases on renewal business as well as new business premium on existing and new programs. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.1 million, or 25.1%, compared to the same period in 2015.
Six months ended June 30, 2016 compared to June 30, 2015. During the first six months of 2016, our gross premiums written increased $9.6 million, or 2.8%, compared to the same period in 2015 primarily due to growth within our ART, transportation and other components. Gross premiums written reflect overall average rate increases on renewed business of approximately 5.0% in the current period. Gross premiums written in our ART component increased $5.0 million, or 2.6%, primarily due to new business written in several of our group ART captive programs, which includes several former accounts that returned to our company, as well as exposure growth in one of our national account ART programs. These increases were largely offset by the loss of one insured as a result of market consolidation as well as several non-renewals in our national account and group ART captive programs. Gross premiums written in our transportation component increased $1.6 million, or 1.4%, during the first six months of 2016 compared to the same period in 2015 primarily due to the addition of new business written in our traditional trucking, ambulance and crane and heavy haul insurance products, and excess liability product offered to trucking insureds. Largely offsetting these increases were rate actions and the non-renewal of several accounts within our moving and storage and home delivery business and to a lesser extent our decision to no longer write small fleet tow truck business. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.8 million, or 22.7%, compared to the same period in 2015.

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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the three months ended June 30, 2016 and 2015, we recorded net premium assessments of $2.4 million and $2.8 million, respectively. For the six months ended June 30, 2016 and 2015, we recorded net premium assessments of $3.4 million and $5.2 million, respectively.
Premiums Earned
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$88,043	$77,232	$10,811	14.0%
Transportation	46,089	50,189	(4,100)	(8.2)%
Specialty Personal Lines	7,611	7,638	(27)	(0.4)%
Hawaii and Alaska	5,240	4,954	286	5.8%
Other	4,458	3,879	579	14.9%
Total premiums earned	$151,441	$143,892	$7,549	5.2%

	Six Months Ended June 30,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$174,534	$151,234	$23,300	15.4%
Transportation	92,234	98,441	(6,207)	(6.3)%
Specialty Personal Lines	15,072	15,188	(116)	(0.8)%
Hawaii and Alaska	10,416	9,602	814	8.5%
Other	8,599	7,250	1,349	18.6%
Total premiums earned	$300,855	$281,715	$19,140	6.8%
Three months ended June 30, 2016 compared to June 30, 2015. Our premiums earned increased $7.5 million, or 5.2%, to $151.4 million during the three months ended June 30, 2016 compared to $143.9 million for the same period in 2015. The increase in premiums earned was primarily attributable to our ART component, which grew $10.8 million, or 14.0%. Our ART component growth is primarily from rate and exposure increases on renewed business, as well as the addition of new participants in our existing ART captive programs. This growth was partially offset by a decrease in our transportation component of $4.1 million, or 8.2%, primarily due to underwriting actions taken during the past two years in our traditional trucking and tow businesses. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.6 million, or 14.9%, compared to the same period in 2015.
Six months ended June 30, 2016 compared to June 30, 2015. Our premiums earned increased $19.1 million, or 6.8%, to $300.9 million during the six months ended June 30, 2016 compared to $281.7 million for the same period in 2015. The increase in premiums earned was primarily attributable to our ART component, which grew $23.3 million, or 15.4%. Our ART component growth was primarily from the addition of one large insured to our national account ART product during the third quarter of 2015, as well as rate and exposure increases on renewed business within our group ART programs. This growth was partially offset by a decrease in our transportation component of $6.2 million, or 6.3%, primarily due to underwriting actions taken during the past two years in our traditional trucking and tow businesses. We have experienced growth due to new business and rate increases in our several traditional product offerings including our home delivery, ambulance and crane and heavy haul products. The increase in our Hawaii and Alaska component of $0.8 million, or 8.5%, is primarily due to rate increases on renewed business and new business written. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $1.3 million, or 18.6%, compared to the same period in 2015.
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
The premium generated by each of our ART insurance programs includes the premium charged related to the development of the participants' loss fund. The loss fund represents the amount of premium needed to cover the participants' expected losses in the layer of risk being ceded to the captive reinsurer. Typically, the premium and losses incurred through the funding of our captive participant's loss layer are comparable period-over-period. However, increased member participation or assessment of premium charged on the loss fund layer through HIL has the potential to unfavorably impact our loss and LAE ratio, and conversely, have a favorable impact on our underwriting expense ratio, when comparing results to a prior period.
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 4.0% in the current quarter and we are applying the same pricing disciplines to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.

Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. The combined ratio is a statutory (non-GAAP) accounting measurement that has been modified to reflect GAAP accounting. The table below presents our net premiums earned and combined ratios for the periods indicated. The table reconciles the accident year loss and LAE ratio, which is also a non-GAAP measure, to the calendar year loss and LAE ratio, which is the most direct comparable financial GAAP measure. The accident year loss and LAE ratio, which represents the net loss and LAE ratio adjusted for any adverse or favorable development on prior year reserves, is one component used to access our current year performance and as a measure to evaluate, and if necessary, adjust the pricing and underwriting. This is because the net loss and LAE ratio is based on calendar year information and by adjusting this ratio to an accident year basis allows us to evaluate information based on the current year activity. We believe that this measure provides investors and analysts with valuable information for comparison to historical trends and current industry estimates.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross premiums written	$185,198	$185,722	$349,898	$340,260
Ceded reinsurance	(40,002)	(35,384)	(74,744)	(65,825)
Net premiums written	145,196	150,338	275,154	274,435
Change in unearned premiums, net of ceded	6,245	(6,446)	25,701	7,280
Total premiums earned	$151,441	$143,892	$300,855	$281,715
Combined ratios:
Loss and LAE ratio excluding prior year development (accident year)	75.2%	78.9%	76.2%	77.3%
Prior year loss and LAE development	—%	—%	—%	1.6%
Loss and LAE ratio (calendar year) (1)	75.2%	78.9%	76.2%	78.9%
Underwriting expense ratio (2)	20.8%	20.4%	20.9%	20.5%
Combined ratio (calendar year)	96.0%	99.3%	97.1%	99.4%

Accident year combined ratio developed through June 30, 2016			97.1%	97.9%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended June 30, 2016 compared to June 30, 2015. Our loss and LAE ratio for the three months ended June 30, 2016 improved 3.7 percentage points to 75.2% compared to 78.9% during the same period in 2015. The current period loss and LAE ratio reflects both lower claims severity and frequency compared to the second quarter of 2015 which experienced increased claims severity in our commercial auto liability line of business. We had no development from prior years' loss reserves for both the three months ended June 30, 2016 and 2015.
The underwriting expense ratio of 20.8% for the three months ended June 30, 2016 was comparable to the 2015 ratio of 20.4% as we continue to effectively manage our operating costs over increased premiums earned.
Six months ended June 30, 2016 compared to June 30, 2015. Our loss and LAE ratio for the six months ended June 30, 2016 improved 2.7 combined ratio points to 76.2% compared to 78.9% during the same period in 2015. For the six months ended June 30, 2016, we did not record any development on prior years’ loss reserves compared to $4.6 million, or 1.6 combined ratio points, during the same period last year. The development in the prior period of 2015 was concentrated in our commercial auto liability line of business and was primarily attributable to products that we no longer offer or customers that we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. Our accident year loss and LAE ratio, which represents our GAAP loss and LAE ratio less prior year development, reported during the first six months of 2016 and 2015 was 76.2% and 77.3%, respectively. The current accident year loss ratio on our commercial auto line of business is favorable compared to recent years, however consistent with much of the industry remains elevated primarily due to higher average claims severity.
Our current accident year loss and LAE ratio at June 30, 2016 of 76.2% compared to the developed full-year 2015 accident year loss and LAE ratio of 78.9% shows continued improvement from recent accident years and reflects the cumulative impact of rate increases on renewed business since 2013, as well as improved pricing discipline applied to new business. Our underwriting strategy involves only those business opportunities that meet our stringent pricing and risk selection standards and we continue to take rate actions or other corrective measures on underperforming accounts or businesses. In addition to our underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.
The underwriting expense ratio for the six month period ended June 30, 2016 of 20.9% was comparable to the ratio for the same period in 2015 of 20.5%.
Net Investment Income
2016 compared to 2015. Net investment income increased $0.9 million, or 9.5%, to $10.8 million and increased $1.7 million, or 8.7%, to $21.2 million, respectively, for the three and six months ended June 30, 2016, compared to the same periods in 2015.  The increase for both periods is primarily due to higher average invested assets.
Net Realized Gains (Losses) on Investments
2016 compared to 2015. For the three months ended June 30, 2016 and 2015, pre-tax net realized gains were $0.2 and $0.4 million, respectively. The current quarter gains were generated from net gains associated with other invested assets and the sales or redemptions of securities of $2.0 million and $1.1 million, respectively. Offsetting these gains were other-than-temporary impairment charges of $2.9 million on both equity and fixed maturity securities. For the six months ended June 30, 2016 and 2015, pre-tax net realized losses were $0.9 million compared to pre-tax net realized gains of $1.5 million for the same period in 2015. Contributing to the current period net realized loss were other-than-temporary impairment charges of $6.7 million on both equity and fixed maturity securities. Partially offsetting these other-than-temporary impairment charges for the six months ended June 30, 2016 were net gains generated by other invested assets and the sales or redemptions of securities of $3.9 million and $1.9 million, respectively. The increase in net gains associated with other invested assets for both the three and six months ended June 30, 2016 were primarily due to the strong performance of a hedge fund investment that is focused on specific opportunities within the distressed debt markets, while the gains on the sales and redemptions of securities were primarily due to favorable market conditions that increased the value of securities over book value. The other-than temporary impairment charges for both the three and six months ended June 30, 2016 occurred on securities where management is uncertain of the timing and the extent of ultimate recovery, and were primarily concentrated within the financial services and, to a lesser extent, energy sectors.
The pre-tax net realized gains for the second quarter and first six months of 2015 were partially generated from the sales or redemptions of securities of $0.8 million and $1.5 million, respectively. In addition, other invested assets produced net gains of $1.0 million and $1.4 million for the second quarter and first half of 2015, respectively. Offsetting these gains for both the three and six months ended June 30, 2015, were other-than-temporary impairment charges of $1.4 million that were primarily attributable to several equity securities where management was uncertain of the timing and extent of ultimate recovery.
Commissions and Other Underwriting Expenses
2016 compared to 2015. Commissions and other underwriting expenses were comparable for both the three and six months ended June 30, 2016 and 2015. For the three month periods such expenses were $25.0 million and $23.4 million, or 16.5% and 16.2% as a percentage of premiums earned, while such expenses for the six month periods were $49.5 million and $46.3 million, or 16.4% and 16.5% as a percentage of premiums earned.
Other Operating and General Expenses
2016 compared to 2015. For the three and six months ended June 30, 2016, other operating and general expenses were $7.4 million and $14.9 million, respectively, compared to $6.9 million and $13.1 million for the same periods in 2015. The increase in these expenses is primarily attributable to an increase in personnel and information technology resources to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 4.9% and 5.0% for the three and six months ended June 30, 2016, respectively, compared to 4.8% and 4.7% for the same periods in 2015.
Transaction Expenses
2016 compared to 2015. For both the three and six months ended June 30, 2016, we incurred $2.2 million of transaction expenses associated with AFG's proposal to acquire all of the outstanding shares of our Common Stock not already owned by AFG's wholly-owned subsidiary, Great American. Transaction expenses primarily consist of legal and financial advisory fees. We incurred no such expense in 2015.
Expense on Amounts Withheld
2016 compared to 2015. We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in the “Net investment income” and “Net realized gains (losses) on investments” lines, respectively, on our Consolidated Statements of Income. For the three and six months ended June 30, 2016 and 2015, expense on amounts withheld were $1.8 million and $3.7 million, increasing 11.3% and 18.4%, respectively, compared to the $1.7 million and $3.2 million reported during the same periods in 2015. Such increase was primarily due to growth experienced in our ART programs participant loss layer.
Income Taxes
2016 compared to 2015. The effective tax rate for the three months ended June 30, 2016 and 2015 was comparable at 30.0% and 30.5%, respectively. This slight decrease was primarily attributed to an unfavorable adjustment recorded in the second quarter 2015 to record income tax expense at the full-year projected rate.  The effective tax rate for the six months ended June 30, 2016 increased 1.3 percentage points to 30.3%, as compared to 29.0% for the same period in 2015. This increase is primarily driven by an increase in income before taxes of $3.4 million over the prior period, resulting in tax-exempt income having a less favorable impact on the effective tax rate in 2016.
Financial Condition
Investments
At June 30, 2016, our investment portfolio contained $1.1 billion in fixed maturity securities and $80.7 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity, and $52.0 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At June 30, 2016, we had pre-tax net unrealized gains of $29.5 million on fixed maturities and $2.3 million on equity securities. Consistent with the guidelines in our investment policy, our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments.
At June 30, 2016, 90.0% of our fixed maturity securities were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
State and local government obligations were $304.6 million, representing approximately 27.6% of our fixed maturity portfolio, at June 30, 2016, with approximately $265.0 million, or 87.0%, held in special revenue obligations and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 98.9% of such securities were rated investment grade at June 30, 2016. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at June 30, 2016.
Included in fixed maturities at June 30, 2016 were $175.1 million of residential and commercial mortgage-backed securities (“MBS”). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summarized information for our MBS at June 30, 2016 is shown in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$77,515	$79,199	102.2%	$1,684
Non-agency prime	18,005	18,917	105.1%	912
Alt-A	27,336	28,534	104.4%	1,198
Subprime	31,450	33,118	105.3%	1,668
Commercial	14,549	15,370	105.6%	821
	$168,855	$175,138	103.7%	$6,283
The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retained a third-party investment management firm to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and the statutory carrying value. At June 30, 2016, 99.2% (based on a statutory carrying value of $168.9 million) of our MBS had an NAIC designation of 1 or 2.

Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years. In addition, the United Kingdom recently voted to leave the European Union, known as the "Brexit" vote. There remains uncertainty as to future developments, both from Brexit and these peripheral countries, and the potential impact on global financial markets. At June 30, 2016, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
At June 30, 2016, our fixed maturity securities issued by energy and commodity related entities were $51.4 million, or 4.7% of our fixed maturity portfolio, with an unrealized gain of $0.6 million. Approximately 74% of the fair market value of these securities were rated investment grade. Our equity securities portfolio holds $4.3 million, or 5.3%, of energy and commodity related securities with an unrealized gain of $0.3 million.
Summary information for securities with unrealized gains or losses at June 30, 2016 is shown in the following table. Approximately $18.2 million of fixed maturities and $5.8 million of equity securities had no unrealized gains or losses at June 30, 2016.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$942,716	$142,410
Amortized cost of securities	909,301	146,354
Gross unrealized gain or (loss)	$33,415	$(3,944)
Fair value as a % of amortized cost	103.7%	97.3%
Number of security positions held	827	178
Number individually exceeding $50,000 gain or (loss)	189	19
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$2,553	$(1)
State, municipalities and political subdivisions	14,529	(9)
Residential mortgage-backed securities	6,015	(553)
Commercial mortgage-backed securities	838	(17)
Other debt obligations	1,757	(1,612)
Financial institutions, insurance and real estate	2,527	(499)
Industrial and other	5,196	(1,253)
Percent rated investment grade (a)	92.4%	74.9%
Equity Securities:
Fair value of securities	$48,285	$26,613
Cost of securities	42,288	30,264
Gross unrealized gain or (loss)	$5,997	$(3,651)
Fair value as a % of cost	114.2%	87.9%
Number individually exceeding $50,000 gain or (loss)	50	18

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available-for-sale fixed maturity securities at June 30, 2016, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	7.2%	4.7%
After one year through five years	40.4%	44.7%
After five years through ten years	30.3%	21.0%
After ten years	7.5%	3.1%
	85.4%	73.5%
Mortgage-backed securities	14.6%	26.5%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At June 30, 2016
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (98 issues)	$144,421	$7,633	105.6%
One year or longer (91 issues)	199,052	15,613	108.5%
$50,000 or less (638 issues)	599,243	10,169	101.7%
	$942,716	$33,415
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (15 issues)	$13,749	$(1,402)	90.7%
One year or longer (4 issues)	3,981	(594)	87.0%
$50,000 or less (159 issues)	124,680	(1,948)	98.5%
	$142,410	$(3,944)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (43 issues)	$24,806	$3,554	116.7%
One year or longer (7 issues)	6,837	1,661	132.1%
$50,000 or less (46 issues)	16,642	782	104.9%
	$48,285	$5,997
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (18 issues)	$16,193	$(3,332)	82.9%
$50,000 or less (24 issues)	10,420	(319)	97.0%
	$26,613	$(3,651)
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
Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statements of Cash Flows are shown below (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$43,990	72,273
Net cash used in investing activities	(37,351)	(40,803)
Net cash used in financing activities	(5,821)	(4,814)
Net increase in cash and cash equivalents	$818	$26,656
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products, as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the six months ended June 30, 2016, cash flows from premiums and investment income have provided sufficient funds to meet these requirements without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $0.8 million from $71.9 million at December 31, 2015 to $72.8 million at June 30, 2016. We generated net cash from operations of $44.0 million for the six months ended June 30, 2016, compared to $72.3 million during the same period in 2015, which is primarily due to an increase in cash payments made for loss and loss adjustment expenses year-over-year partially offset by an increase in cash collected on premiums written.
Net cash used in investing activities was comparable at $37.4 million and $40.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in purchases of fixed maturities was offset by an increase in proceeds from maturities and redemptions of investments over the comparable period. The increase in purchases of fixed maturity securities was concentrated in U.S. government agency bonds and other debt obligations and was primarily driven by reinvesting funds in excess of cash requirements. The increase in proceeds of fixed maturity securities was due primarily to redemptions of callable U.S. government agency bonds and state and local government obligations.
Net cash used in financing activities was $5.8 million and $4.8 million for the six months ended June 30, 2016 and 2015, respectively. Our financing activities include those related to share-based compensation activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. At June 30, 2016, we had $12.0 million outstanding under the Credit Agreement. Based on our A.M. Best insurance group rating of “A” at June 30, 2016, the interest rate on this debt is equal to the three-month LIBOR (0.6351% at June 30, 2016) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including a minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of June 30, 2016, we were in compliance with all covenants.
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
Loss and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both June 30, 2016 and December 31, 2015, we had approximately $1 billion of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from our internal actuary, as well as a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by National Interstate Insurance Company, Vanliner Insurance Company, National Interstate Insurance Company of Hawaii, Inc. and Triumphe Casualty Company. The actuarial analysis of the aforementioned companies net reserves as of June 30, 2016 and December 31, 2015 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using actuarial data along with other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of June 30, 2016 and December 31, 2015.
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
We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and six months ended June 30, 2016, we recorded other-than-temporary impairment charges of $2.9 million and $6.7 million, respectively, in earnings on both equity and fixed maturity securities. The impairment charges during the three and six months ended June 30, 2016 were primarily concentrated within the financial services and, to a lesser extent, the energy sectors. The impairment charges on equity securities of $2.1 million and $4.6 million for the three and six months ended June 30, 2016, respectively, were due to the uncertainty surrounding the timing and extent of ultimate recovery. The impairment charges on fixed maturity securities of $0.8 million and $2.1 million for the three and six months ended June 30, 2016, respectively, occurred as management is uncertain of full principal repayment on these securities. During both the three and six months ended June 30, 2015, we recorded other-than-temporary impairment charges of $1.4 million in earnings. The impairment charges were attributable to $1.0 million in charges on several equity securities where management is uncertain of the timing and the extent of ultimate recovery, and $0.4 million in charges on two fixed maturity securities due to the uncertainty of repayment. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first six months of 2016, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.
We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2016, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. Risk Factors
Except as set forth below, there are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

The proposed merger with GAIC is subject to certain closing conditions that could result in the merger not being completed, which may in turn result in a decline in the price of our common shares.
The proposed merger with Great American Insurance Company (“GAIC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is subject to the satisfaction or, if permissible, waiver of certain customary closing conditions, including the receipt of shareholder approval and the absence of certain legal restraints prohibiting the completion of the merger but is not subject to any condition with regard to the financing of the transaction. Many of the conditions to closing are outside of our control and may prevent, delay or otherwise materially adversely affect the completion of the merger. It also is possible that an event, change, development, effect, circumstance or state of facts that could result in a material adverse effect to the Company may occur, which may give GAIC the ability to avoid completing the merger. We could also become subject to litigation which could delay or prevent the consummation of the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If the merger does not receive, or timely receive, the required regulatory approvals and clearances, or if any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed, which may cause uncertainty or other negative consequences that may materially and adversely affect our financial performance and operating results.
If we do not complete the merger, the price of our common shares may decline significantly from the current market price which reflects a market assumption that the merger will be completed with shareholders receiving $32.00 for each common share held and a special dividend of $0.50 per common share with a record and payment date of immediately prior to the effective time of the merger. We also will be obligated to pay certain professional fees and related expenses in connection with the merger, whether or not the merger is completed. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the merger. If the merger is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefits. Further, the merger agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to GAIC a termination fee of $13.5 million or reimburse GAIC’s expenses up to an amount of $3.95 million. The failure of the merger to be completed may also result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

Whether or not the proposed merger is completed, the merger could cause disruptions in our operations, which could have an adverse effect on our business and financial results.
Whether or not the merger with GAIC is completed, there are various uncertainties and risks arising in connection with the announcement of the merger, including:

•
Third parties may determine to delay or defer decisions with regard to our products or services or terminate and/or attempt to renegotiate their relationships with us as a result of the merger, whether pursuant to the terms of their existing agreements with us or otherwise;

•
Management’s attention may be diverted to completion of the merger and away from execution of existing business plans and the maintenance of our relationships with employees, customers and other business partners, which could disrupt operations and have a material adverse effect on our operating results;

•
Perceived uncertainties as to our future direction may result in the loss of or inability to attract and retain employees or business partners and the loss or reduction of employee productivity as a result of uncertainty regarding employment post-merger;

•	We may be unable to respond effectively to competitive pressures, industry developments and future opportunities;

•	Legal or regulatory proceedings, including regulatory approval from governmental entities, and the risk that one or more governmental entities may delay or deny approval;

•	Potential future shareholder litigation, whether or not related to the merger, could negatively impact our business and operations;

•	The inability to pursue alternative business opportunities or make changes to our business pending the completion of the merger and other restrictions on our ability to conduct our business;

•	Developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the merger.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.
The merger agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement to provide GAIC with the right to match any third-party proposal. While the merger agreement permits the special committee of the board of directors to, under certain circumstances, change its recommendation to shareholders regarding the merger, the merger agreement does not permit the special committee or the board of directors to terminate the merger agreement in light of any such change in recommendation. Moreover, if the special committee or the board of directors changes its recommendation of the merger, GAIC has the right to terminate the merger agreement and receive a termination fee of $13.5 million. Certain other terminations of the merger agreement will also trigger the payment by us of the termination fee or to reimburse GAIC’s expenses up to an amount of $3.95 million. These provisions might discourage an otherwise-interested third party from considering or submitting an acquisition proposal of greater value. Furthermore, even if a third party elects to submit an acquisition proposal, the termination fee or expense reimbursement payable in certain circumstances may result in that third party offering a lower value to our shareholders than such third party might otherwise have offered. Finally, whether or not a third party submits an acquisition proposal for us, and whether or not our board of directors, changes its recommendation with respect to the merger, GAIC has publicly stated that it does not intend to sell its approximate 51% ownership stake in us.
ITEM 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of July 25, 2016, by and among Great American Insurance Company, GAIC Alloy, Inc. and National Interstate Corporation. This exhibit has been filed as Exhibit 2.1 to National Interstate Corporation's Form 8-K filed with the Securities and Exchange Commission on July 26, 2016 and is incorporated herein by reference. (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Code of Regulations (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheet

(ii)	Consolidated Statements of Income

(iii)	Consolidated Statements of Comprehensive Income

(iv)	Consolidated Statements of Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

(2)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	August 5, 2016	/s/ Anthony J. Mercurio
Anthony J. Mercurio
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	August 5, 2016	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)