Form 10-Q
period 2016-09-30
National Interstate CORP
filed 2016-11-04
CIK 1301106

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s sole class of common shares as of October 31, 2016 was 19,927,191.

National Interstate Corporation and Subsidiaries

PART I—FINANCIAL INFORMATION
ITEM 1. Financial Statements
National Interstate Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investments:
Fixed maturities available-for-sale, at fair value (amortized cost – $1,089,655 and $1,038,230, respectively)	$1,118,287	$1,050,988
Equity securities available-for-sale, at fair value (amortized cost – $79,152 and $81,919, respectively)	86,142	81,629
Other invested assets	53,783	47,891
Total investments	1,258,212	1,180,508
Cash and cash equivalents	85,998	71,944
Accrued investment income	8,427	9,227
Premiums receivable, net of allowance for doubtful accounts of $2,012 and $2,127, respectively	289,114	294,812
Reinsurance recoverable on paid and unpaid losses	247,161	230,346
Prepaid reinsurance premiums	54,246	51,176
Deferred policy acquisition costs	22,350	22,265
Deferred federal income taxes, net	26,960	33,835
Property and equipment, net	22,274	22,562
Funds held by reinsurer	7,643	7,850
Intangible assets, net	7,650	7,650
Prepaid expenses and other assets	1,717	3,707
Total assets	$2,031,752	$1,935,882
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Unpaid losses and loss adjustment expenses	$1,059,588	$1,014,195
Unearned premiums and service fees	318,601	336,934
Long-term debt	18,000	12,000
Amounts withheld or retained for accounts of others	123,396	115,174
Reinsurance balances payable	44,036	37,097
Accounts payable and other liabilities	55,457	41,277
Commissions payable	15,680	15,307
Assessments and fees payable	5,263	5,001
Total liabilities	1,640,021	1,576,985
Shareholders’ equity:
Preferred shares – no par value
Authorized – 10,000 shares
Issued – 0 shares	—	—
Common shares – $0.01 par value
Authorized – 50,000 shares
Issued – 23,350 shares, including 3,423 and 3,441 shares, respectively, in treasury	234	234
Additional paid-in capital	62,419	61,926
Retained earnings	310,782	293,516
Accumulated other comprehensive income	23,155	8,105
Treasury shares	(4,859)	(4,884)
Total shareholders’ equity	391,731	358,897
Total liabilities and shareholders’ equity	$2,031,752	$1,935,882
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Premiums earned	$151,970	$151,483	$452,825	$433,198
Net investment income	10,644	9,927	31,816	29,411
Net realized gains (losses) on investments (*)	1,878	(3,836)	949	(2,336)
Other	803	1,046	2,288	2,762
Total revenues	165,295	158,620	487,878	463,035
Expenses:
Losses and loss adjustment expenses	116,948	120,090	346,280	342,414
Commissions and other underwriting expenses	23,240	24,200	72,728	70,547
Other operating and general expenses	7,142	6,145	22,043	19,262
Transaction expenses	2,438	—	4,671	—
Expense on amounts withheld	1,817	1,602	5,549	4,755
Interest expense	59	50	168	146
Total expenses	151,644	152,087	451,439	437,124
Income before income taxes	13,651	6,533	36,439	25,911
Provision for income taxes	3,878	1,388	10,777	7,015
Net income	$9,773	$5,145	$25,662	$18,896
Net income per share – basic	$0.49	$0.26	$1.29	$0.95
Net income per share – diluted	$0.49	$0.26	$1.28	$0.95
Weighted average of common shares outstanding – basic	19,927	19,868	19,925	19,847
Weighted average of common shares outstanding – diluted	20,000	19,916	19,980	19,896
Cash dividends per common share	$0.14	$0.13	$0.42	$0.39

(*) Consists of the following:
Net realized gains (losses) before impairment losses	$2,670	$(706)	$8,425	$2,168
Total losses on securities with impairment charges	(792)	(3,133)	(7,476)	(4,492)
Non-credit portion recognized in other comprehensive income	—	3	—	(12)
Net impairment charges recognized in earnings	(792)	(3,130)	(7,476)	(4,504)
Net realized gains (losses) on investments	$1,878	$(3,836)	$949	$(2,336)
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$9,773	$5,145	$25,662	$18,896
Other comprehensive income (loss), before tax:
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period	3,943	(7,890)	18,428	(11,895)
Reclassification adjustment for net realized (gains) losses included in net income	(137)	702	4,727	(1,009)
Total other comprehensive income (loss), before tax	3,806	(7,188)	23,155	(12,904)
Deferred income tax expense (benefit) on other comprehensive income	1,332	(2,517)	8,105	(4,517)
Other comprehensive income (loss), net of tax	2,474	(4,671)	15,050	(8,387)
Total comprehensive income	$12,247	$474	$40,712	$10,509
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares	Total
Balance at January 1, 2016	$234	$61,926	$293,516	$8,105	$(4,884)	$358,897
Net income			25,662			25,662
Other comprehensive income, net of tax				15,050		15,050
Dividends on common shares			(8,396)			(8,396)
Issuance of 17,734 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		(102)			25	(77)
Net tax effect from exercise/vesting of share-based compensation		(107)				(107)
Share-based compensation expense		702				702
Balance at September 30, 2016	$234	$62,419	$310,782	$23,155	$(4,859)	$391,731

Balance at January 1, 2015	$234	$59,386	$283,031	$24,483	$(5,045)	$362,089
Net income			18,896			18,896
Other comprehensive loss, net of tax				(8,387)		(8,387)
Dividends on common shares			(7,766)			(7,766)
Issuance of 107,006 treasury shares upon exercise of options and restricted shares issued, net of forfeitures and cancellations		1,598			149	1,747
Net tax effect from exercise/vesting of share-based compensation		(48)				(48)
Share-based compensation expense		592				592
Balance at September 30, 2015	$234	$61,528	$294,161	$16,096	$(4,896)	$367,123
See notes to consolidated financial statements.

National Interstate Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income	$25,662	$18,896
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of bond premiums and discounts	1,267	2,240
Provision for depreciation and amortization	3,143	3,990
Net realized (gains) losses on investment securities	(949)	2,336
Deferred federal income taxes	(1,229)	(715)
Share-based compensation expense	702	592
Change in:
Deferred policy acquisition costs, net	(85)	223
Reserves for losses and loss adjustment expenses	45,393	93,159
Premiums receivable	5,698	(13,022)
Unearned premiums and service fees	(18,333)	4,401
Interest receivable and other assets	2,997	1,917
Prepaid reinsurance premiums	(3,070)	(4,078)
Accounts payable, commissions and other liabilities and assessments and fees payable	9,906	10,654
Amounts withheld or retained for accounts of others	8,222	15,499
Reinsurance recoverable	(16,815)	(27,659)
Reinsurance balances payable	6,939	14,128
Other operating activities, net	65	662
Net cash provided by operating activities	69,513	123,223
Investing activities
Purchases of fixed maturities	(267,236)	(202,859)
Purchases of equity securities	(9,766)	(21,687)
Proceeds from sale of fixed maturities	12,932	8,770
Proceeds from sale of equity securities	8,617	6,933
Proceeds from maturities and redemptions of investments	205,710	124,088
Change in other investments, net	(216)	(1,173)
Capital expenditures	(2,920)	(3,107)
Net cash used in investing activities	(52,879)	(89,035)
Financing activities
Additional long-term debt borrowings	6,000	—
Net tax effect from exercise/vesting of share-based compensation	(107)	(48)
Proceeds from the issuance of common shares from treasury	119	1,880
Payments related to cancellation of shares for tax withholding obligations	(196)	(133)
Cash dividends paid on common shares	(8,396)	(7,766)
Net cash used in financing activities	(2,580)	(6,067)
Net increase in cash and cash equivalents	14,054	28,121
Cash and cash equivalents at beginning of period	71,944	53,583
Cash and cash equivalents at end of period	$85,998	$81,704
See notes to consolidated financial statements.

NATIONAL INTERSTATE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	INDEX TO NOTES
1.	Basis of Presentation	9.	Transactions with Related Parties
2.	Recent Accounting Pronouncements	10.	Reinsurance
3.	Fair Value Measurements	11.	Commitments and Contingencies
4.	Investments	12.	Segment Information
5.	Long-Term Debt	13.	Accumulated Other Comprehensive Income
6.	Income Taxes	14.	Variable Interest Entities
7.	Share-Based Compensation	15.	Proposed Merger
8.	Earnings Per Common Share

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
These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for the fair presentation of the results for the periods presented. Such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016.
The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from those estimates.
2. Recent Accounting Pronouncements
Recent Accounting Standard, Adopted
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The new guidance changes the analysis that a reporting entity performs to determine whether it should consolidate certain types of legal entities. The main provisions affect limited partnerships and similar legal entities, as being considered a variable interest entity (“VIE”) or voting interest entity; the evaluation of fees paid to a decision maker as a variable interest; the effect of fee arrangements on the primary beneficiary determination; and a scope exception for certain investment funds. The consolidation assessment depends on facts and circumstances surrounding each entity, but the Company’s investment funds qualify and are therefore evaluated for consolidation under the VIE model. The Company adopted this guidance effective January 1, 2016. The adoption of ASU 2015-02 did not have an impact on the Company’s results of operations or financial position. Refer to Note 14 - “Variable Interest Entities” for further discussion and related disclosures.
Recent Accounting Standards, Not Yet Adopted
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (e.g., reinsurance recoverables) and certain other instruments and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The expected credit losses will be recorded through an allowance account that is deducted from the amortized cost basis of the financial asset so the net amount expected to be collected is presented on the consolidated balance sheet. The updated guidance also amends the current other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account. In addition, the length of time a security has been in an unrealized loss position should no longer be considered in the determination of whether a credit loss exists. The Company will be required to adopt this guidance effective January 1, 2020. The Company will not be able to determine the impact the updated guidance will have on its results of operations or financial position until the updated guidance is adopted.
In March 2016, FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is designed to make accounting for share-based payment transactions less complex for public and private companies. ASU 2016-09 affects all organizations that issue share-based payment awards to their employees and simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company will be required to adopt this guidance effective January 1, 2017. The updated guidance is not expected to have a material effect on the Company's results of operations or financial position.
In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The ASU will require organizations that lease assets, referred to as “lessees,” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new guidance will require both types of leases to be recognized on the balance sheet. The Company will be required to adopt this guidance effective January 1, 2019. The Company is in the process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.
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
Level 1 primarily consists of publicly traded equity securities and highly liquid, direct obligations of the U.S. Government whose fair value is based on quoted prices that are readily and regularly available in an active market. Level 2 primarily consists of financial instruments whose fair value is based on quoted prices in markets that are not active and include U.S. government agency securities, fixed maturity investments and nonredeemable preferred stocks that are not actively traded. At September 30, 2016, Level 2 included $264.7 million of securities, which are valued based upon a non-binding broker quote and validated with other observable market data by management. Level 3 consists of financial instruments that are not traded in an active market, whose fair value is estimated by management based on inputs from independent financial institutions, which include non-binding broker quotes. The Company believes these estimates reflect fair value, but the Company is unable to verify inputs to the valuation methodology. The Company obtained at least one quote or price per instrument from its brokers and pricing services for all Level 3 securities and did not adjust any quotes or prices that it obtained. The Company’s internal and affiliated investment professionals review these broker quotes using any recent trades, if such information is available, or market prices of similar investments. The Company primarily uses the market approach valuation technique for all investments.

The following table presents the Company’s investment portfolio categorized by level within the fair value hierarchy as of September 30, 2016.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$5,205	$149,798	$—	$155,003
State and local government obligations	—	286,446	4,197	290,643
Residential mortgage-backed securities	—	207,107	—	207,107
Commercial mortgage-backed securities	—	15,921	—	15,921
Corporate obligations	—	194,579	9,568	204,147
Other debt obligations	—	226,339	16,681	243,020
Redeemable preferred stocks	2,446	—	—	2,446
Total fixed maturities	7,651	1,080,190	30,446	1,118,287
Equity securities:
Common stocks	55,009	—	2,336	57,345
Nonredeemable preferred stocks	24,545	4,252	—	28,797
Total equity securities	79,554	4,252	2,336	86,142
Total fixed maturities and equity securities	87,205	1,084,442	32,782	1,204,429
Cash and cash equivalents	85,998	—	—	85,998
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$173,203	$1,084,442	$32,782	$1,290,427

The following table presents the Company’s investment portfolio categorized by level within the fair value hierarchy as of December 31, 2015.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Fixed maturities:
U.S. Government and government agency obligations	$4,179	$147,124	$—	$151,303
State and local government obligations	—	311,351	5,021	316,372
Residential mortgage-backed securities	—	157,403	—	157,403
Commercial mortgage-backed securities	—	14,368	—	14,368
Corporate obligations	—	194,045	7,476	201,521
Other debt obligations	—	190,515	14,846	205,361
Redeemable preferred stocks	4,162	—	498	4,660
Total fixed maturities	8,341	1,014,806	27,841	1,050,988
Equity securities:
Common stocks	53,584	806	2,302	56,692
Nonredeemable preferred stocks	20,868	4,069	—	24,937
Total equity securities	74,452	4,875	2,302	81,629
Total fixed maturities and equity securities	82,793	1,019,681	30,143	1,132,617
Cash and cash equivalents	71,944	—	—	71,944
Total fixed maturities, equity securities and cash and cash equivalents at fair value	$154,737	$1,019,681	$30,143	$1,204,561

The tables above exclude other invested assets of $53.8 million and $47.9 million at September 30, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships, which are accounted for under the equity method. Equity method investments are not reported at fair value.
The Company uses the end of the reporting period as its policy for determining transfers into and out of each level. During the nine months ended September 30, 2016, the Company transferred three nonredeemable preferred stocks with a total fair value of $1.2 million from Level 1 to Level 2 due to decreases in trading activity. Conversely, during the same period, the Company transferred two nonredeemable preferred stocks and two common stocks with aggregate fair values of $1.1 million and $0.8 million, respectively, from Level 2 to Level 1 due to increases in trading activity. There were no transfers between levels during the three months ended September 30, 2016.
During the nine months ended September 30, 2015, the Company transferred three nonredeemable preferred stocks, with a total fair value of $1.5 million (none in the third quarter) and one common stock with a fair value of $19 thousand (transferred in the third quarter) from Level 2 to Level 1 due to increases in trading activity. Conversely, during the same nine month period, the Company transferred one common stock with a fair value of $0.9 million (none in the third quarter) and one redeemable preferred stock with a fair value of $0.2 million (transferred in the third quarter) and four nonredeemable preferred stocks with a total fair value of $1.2 million (including three in the third quarter with a total fair value of $1.1 million) from Level 1 to Level 2 due to decreases in trading activity.
The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2016 and 2015. The transfers in and out of Level 3 were due to changes in the availability of market observable inputs. All transfers are reflected in the table at fair value as of the end of the reporting period.

	Three Months Ended September 30, 2016
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at July 1, 2016	$4,110	$9,567	$14,777	$500	$2,231
Total gains (losses):
Included in earnings	—	15	—	—	(162)
Included in other comprehensive income	87	53	168	—	267
Purchases and issuances	—	—	1,795	—	—
Sales, settlements and redemptions	—	(67)	(59)	(500)	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at September 30, 2016	$4,197	$9,568	$16,681	$—	$2,336
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$(162)

	Nine Months Ended September 30, 2016
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2016	$5,021	$7,476	$14,846	$498	$2,302
Total gains (losses):
Included in earnings	(102)	366	—	—	(787)
Included in other comprehensive income	176	32	(62)	2	821
Purchases and issuances	—	2,150	2,184	—	—
Sales, settlements and redemptions	(898)	(456)	(287)	(500)	—
Transfers in and/or (out) of Level 3	—	—	—	—	—
Ending balance at September 30, 2016	$4,197	$9,568	$16,681	$—	$2,336
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$(787)

	Three Months Ended September 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at July 1, 2015	$2,919	$7,152	$6,815	$498	$2,778
Total gains (losses):
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(10)	(75)	431	1	(199)
Purchases and issuances	—	—	5,001	—	158
Sales, settlements and redemptions	—	(40)	(45)	—	—
Transfers in and/or (out) of Level 3	—	—	1,001	—	—
Ending balance at September 30, 2015	$2,909	$7,037	$13,203	$499	$2,737
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2015
	State and Local Government Obligations	Corporate Obligations	Other Debt Obligations	Redeemable Preferred Stocks	Common Stocks
	(Dollars in thousands)
Beginning balance at January 1, 2015	$2,887	$7,100	$3,995	$495	$3,988
Total gains (losses):
Included in earnings	—	—	—	—	(278)
Included in other comprehensive income	22	104	428	4	(165)
Purchases and issuances	—	—	9,389	—	158
Sales, settlements and redemptions	—	(167)	(2,610)	—	—
Transfers in and/or (out) of Level 3	—	—	2,001	—	(966)
Ending balance at September 30, 2015	$2,909	$7,037	$13,203	$499	$2,737
The amount of total gains (losses) for the period included in earnings and attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$—	$—	$—	$—
At September 30, 2016, the Company had 29 securities with a fair value of $32.8 million that are included in Level 3, which represented 2.7% of its total investments reported at fair value. The significant unobservable inputs used by the brokers and pricing services in establishing fair values of the Company’s Level 3 securities are primarily spreads to U.S. Treasury rates and discounts to comparable securities. The specifics of such spreads and discounts were not reasonably obtainable or made available to the Company. Significant increases (decreases) on spreads to U.S. Treasury rates and discount spreads to comparable securities would result in lower (higher) fair value measurements. Generally, a change in the assumption used for determining a spread is accompanied by market factors that warrant an adjustment for the credit risk and liquidity premium of the security. As the total fair value of Level 3 securities is 8.4% of the Company’s shareholders’ equity at September 30, 2016, reasonable changes in unobservable inputs would not have a material impact on the Company’s financial position.

4. Investments
The cost or amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
September 30, 2016
Fixed maturities:
U.S. Government and government agency obligations	$153,335	$1,696	$(28)	$155,003
State and local government obligations	278,511	12,247	(115)	290,643
Residential mortgage-backed securities	201,549	6,169	(611)	207,107
Commercial mortgage-backed securities	15,110	819	(8)	15,921
Corporate obligations	196,714	8,112	(679)	204,147
Other debt obligations	242,158	2,022	(1,160)	243,020
Redeemable preferred stocks	2,278	168	—	2,446
Total fixed maturities	1,089,655	31,233	(2,601)	1,118,287
Equity securities:
Common stocks	51,904	6,882	(1,441)	57,345
Nonredeemable preferred stocks	27,248	1,642	(93)	28,797
Total equity securities	79,152	8,524	(1,534)	86,142
Total fixed maturities and equity securities	$1,168,807	$39,757	$(4,135)	$1,204,429

December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$149,402	$2,197	$(296)	$151,303
State and local government obligations	305,625	10,927	(180)	316,372
Residential mortgage-backed securities	153,191	5,407	(1,195)	157,403
Commercial mortgage-backed securities	13,703	675	(10)	14,368
Corporate obligations	204,761	4,039	(7,279)	201,521
Other debt obligations	207,034	384	(2,057)	205,361
Redeemable preferred stocks	4,514	149	(3)	4,660
Total fixed maturities	1,038,230	23,778	(11,020)	1,050,988
Equity securities:
Common stocks	57,785	3,839	(4,932)	56,692
Nonredeemable preferred stocks	24,134	1,121	(318)	24,937
Total equity securities	81,919	4,960	(5,250)	81,629
Total fixed maturities and equity securities	$1,120,149	$28,738	$(16,270)	$1,132,617
The table above excludes other invested assets of $53.8 million and $47.9 million at September 30, 2016 and December 31, 2015, respectively. Other invested assets include investments in limited partnerships which are accounted for under the equity method. Equity method investments are not reported at fair value.
State and local government obligations represented 26.0% of the Company’s fixed maturity portfolio at September 30, 2016, with $254.4 million, or 87.5%, of the Company’s state and local government obligations held in special revenue obligations, and the remaining amount held in general obligations. The Company’s state and local government obligations portfolio is high quality, with 97.9% of such securities rated investment grade (as determined by nationally recognized agencies) at September 30, 2016. The Company had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2016.
The non-credit portion of other-than-temporary impairment charges is included in other comprehensive income. Cumulative non-credit charges taken for securities still owned were $3.3 million at both September 30, 2016 and December 31, 2015.

The amortized cost and fair value of fixed maturities at September 30, 2016, by contractual maturity, are shown below. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The average life of mortgage-backed securities is 3.9 years in the Company’s investment portfolio.
Amortized cost and fair value of the fixed maturities in the Company’s investment portfolio at September 30, 2016 were as follows:

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$92,800	$93,707
Due after one year through five years	432,818	440,232
Due after five years through ten years	285,278	295,861
Due after ten years	62,100	65,459
	872,996	895,259
Mortgage-backed securities	216,659	223,028
Total	$1,089,655	$1,118,287
Gains and losses on the sale of investments, including other-than-temporary impairment charges and other invested assets' gains or losses, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Fixed maturity gains	$562	$16	$1,617	$421
Fixed maturity losses	(163)	(1,198)	(2,452)	(1,591)
Equity security gains	587	868	1,796	2,033
Equity security losses	(849)	(2,176)	(5,688)	(3,258)
Other invested assets, net gains	1,741	(1,346)	5,676	59
Net realized gains (losses) on investments	$1,878	$(3,836)	$949	$(2,336)
Pre-tax net realized gains on investments of $1.9 million and $0.9 million for the three and nine months ended September 30, 2016 were generated from net gains associated with other invested assets of $1.7 million and $5.7 million, respectively, and the sales or redemptions of securities of $1.0 million and $2.7 million, respectively. Net gains in other invested assets for both the three and nine months ended September 30, 2016 were primarily due to the strong performance of funds that are either focused on specific opportunities within the distressed debt markets or private equity investments, while the gains on the sales or redemptions of securities were primarily due to favorable market conditions that increased the value of securities over book value. Offsetting these gains for the three and nine months ended September 30, 2016, were other-than-temporary impairment charges of $0.8 million and $7.5 million, respectively. The other-than-temporary impairment charges for both the three and nine months ended September 30, 2016 occurred on both equity and fixed maturity securities where management is uncertain of the timing and the extent of ultimate recovery, and were primarily concentrated within the financial services and, to a lesser extent, energy related sectors.
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

Realized gains (losses) and changes in unrealized appreciation (depreciation) related to fixed maturities, equity securities and other invested assets are as follows:

	Fixed Maturities	Equity Securities	Other Invested Assets	Tax Effects	Total
	(Dollars in thousands)
Three Months Ended September 30, 2016:
Realized before impairments	$472	$457	$1,741	$(935)	$1,735
Realized - impairments	(73)	(719)	—	277	(515)
Change in unrealized	(838)	4,644	—	(1,332)	2,474
Three Months Ended September 30, 2015:
Realized before impairments	$(48)	$688	$(1,346)	$247	$(459)
Realized - impairments	(1,134)	(1,996)	—	1,095	(2,035)
Change in unrealized	(340)	(6,848)	—	2,517	(4,671)
Nine Months Ended September 30, 2016:
Realized before impairments	$1,287	$1,462	$5,676	$(2,949)	$5,476
Realized - impairments	(2,122)	(5,354)	—	2,617	(4,859)
Change in unrealized	15,875	7,280	—	(8,105)	15,050
Nine Months Ended September 30, 2015:
Realized before impairments	$349	$1,760	$59	$(759)	$1,409
Realized - impairments	(1,519)	(2,985)	—	1,576	(2,928)
Change in unrealized	(5,078)	(7,826)	—	4,517	(8,387)

The following tables summarize the Company’s gross unrealized losses on fixed maturities and equity securities and the length of time that individual securities have been in a continuous unrealized loss position.

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
	(Dollars in thousands)
September 30, 2016
Fixed maturities:
U.S. Government and government agency obligations	$23,573	$(28)	99.9%	10	$—	$—	0.0%	—
State and local government obligations	9,498	(115)	98.8%	8	—	—	0.0%	—
Residential mortgage-backed securities	52,147	(370)	99.3%	33	15,269	(241)	98.4%	18
Commercial mortgage-backed securities	717	(8)	98.9%	1	—	—	0.0%	—
Corporate obligations	12,178	(193)	98.4%	15	8,712	(486)	94.7%	9
Other debt obligations	39,788	(678)	98.3%	41	15,910	(482)	97.1%	19
Total fixed maturities	137,901	(1,392)	99.0%	108	39,891	(1,209)	97.1%	46
Equity securities:
Common stocks	12,952	(1,441)	90.0%	23	—	—	0.0%	—
Nonredeemable preferred stocks	4,950	(50)	99.0%	10	1,957	(43)	97.9%	2
Total equity securities	17,902	(1,491)	92.3%	33	1,957	(43)	97.9%	2
Total fixed maturities and equity securities	$155,803	$(2,883)	98.2%	141	$41,848	$(1,252)	97.1%	48

	Less than Twelve Months				Twelve Months or More
	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings	Fair Value	Unrealized Losses	Fair Value as % of Cost	Number of Holdings
December 31, 2015
Fixed maturities:
U.S. Government and government agency obligations	$45,631	$(296)	99.4%	22	$—	$—	0.0%	—
State and local government obligations	15,498	(137)	99.1%	15	1,627	(43)	97.4%	3
Residential mortgage-backed securities	23,502	(318)	98.7%	28	28,426	(877)	97.0%	31
Commercial mortgage-backed securities	440	(1)	99.8%	1	495	(9)	98.2%	1
Corporate obligations	75,756	(5,660)	93.0%	99	3,658	(1,619)	69.3%	5
Other debt obligations	138,531	(1,860)	98.7%	131	8,201	(197)	97.7%	11
Redeemable preferred stocks	344	(1)	99.7%	1	498	(2)	99.6%	1
Total fixed maturities	299,702	(8,273)	97.3%	297	42,905	(2,747)	94.0%	52
Equity securities:
Common stocks	26,993	(4,932)	84.6%	42	—	—	0.0%	—
Nonredeemable preferred stocks	5,387	(113)	97.9%	11	2,795	(205)	93.2%	3
Total equity securities	32,380	(5,045)	86.5%	53	2,795	(205)	93.2%	3
Total fixed maturities and equity securities	$332,082	$(13,318)	96.1%	350	$45,700	$(2,952)	93.9%	55
The gross unrealized losses on the Company’s fixed maturities and equity securities portfolios decreased from $16.3 million at December 31, 2015 to $4.1 million at September 30, 2016. The gross unrealized losses on fixed maturity securities at September 30, 2016 were $2.6 million and primarily consist of other debt obligations and to a lesser extent, corporate obligations and residential mortgage-backed securities. Investment grade securities represent 85.5% of all fixed maturity securities with unrealized losses. The gross unrealized losses on equity securities at September 30, 2016 consist of $1.4 million on common stocks that have been in an unrealized loss position for less than 12 months, as well as $0.1 million on primarily investment grade nonredeemable preferred stocks, all of which are considered to be temporary.
At September 30, 2016, other debt obligations, with gross unrealized losses of $1.2 million, had 41 securities that were in an unrealized loss position of $0.7 million for less than 12 months and 19 securities with gross unrealized losses of $0.5 million for 12 months or more. At September 30, 2016, corporate obligations, with gross unrealized losses of $0.7 million, had 15 securities that were in an unrealized loss position of $0.2 million for less than 12 months and 9 securities with gross unrealized losses of $0.5 million for 12 months or more. Investment grade securities represented 90.6% of all corporate obligations and other debt obligations with unrealized losses.
At September 30, 2016, residential mortgage-backed securities, with gross unrealized losses of $0.6 million, included 33 securities that were in an unrealized loss position of $0.4 million for less than 12 months and 18 securities with gross unrealized losses of $0.2 million for 12 months or more. Based on historical payment data and analysis of expected future cash flows of the underlying collateral, independent credit ratings and other facts and analysis, management believes that, based upon information currently available, the Company will recover its cost basis in all of these securities.
Management concluded that no additional charges for other-than-temporary impairment were required on the fixed maturity and equity holdings at September 30, 2016 based on several factors, including the Company’s ability and current intent to hold these investments for a period of time sufficient to allow for anticipated recovery of its amortized cost, the length of time and the extent to which fair value has been below cost, analysis of company-specific financial data and the outlook for industry sectors and credit ratings. The Company believes these unrealized losses are primarily due to temporary market and sector-related factors and does not consider these securities to be other-than-temporarily impaired. If the Company’s strategy was to change or these securities were determined to be other-than-temporarily impaired, the Company would recognize a write-down in accordance with its stated policy.

The following table is a progression of the amount related to credit losses on fixed maturity securities for which the non-credit portion of an other-than-temporary impairment has been recognized in other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$2,381	$2,370	$2,391	$2,368
Additional credit impairments on:
Previously impaired securities	—	—	—	15
Securities without prior impairment	—	37	—	37
Reductions - disposals	(10)	(11)	(20)	(24)
Ending balance	$2,371	$2,396	$2,371	$2,396
5. Long-Term Debt
At September 30, 2016 and December 31, 2015, debt outstanding was $18.0 million and $12.0 million, respectively.
In November 2012, the Company replaced its $50.0 million credit agreement with a $100.0 million unsecured Credit Agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. The Company has the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.750% to 1.000% based on our A.M. Best insurance group rating or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.5% in excess of the federal funds effective rate or (c) 1.0% in excess of the one-month LIBOR rate. Based on the Company’s A.M. Best insurance group rating of “A” at September 30, 2016, interest on this debt is payable in two tranches of $6.0 million and $12.0 million and is equal to the one-month and three-month LIBOR (0.527% and 0.702% at September 30, 2016, respectively) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires the Company to maintain specified financial covenants measured on a quarterly basis, including minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict the Company's ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2016, the Company was in compliance with all financial covenants.
6. Income Taxes
The Company’s provision for income taxes in interim periods is computed by applying its estimated full-year effective tax rate against pre-tax income for the period. The effective tax rate was 28.4% and 29.6% for the three and nine months ended September 30, 2016, respectively, and 21.2% and 27.1% for the three and nine months ended September 30, 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 is lower than the 35% statutory rate primarily due to the tax effect of tax-exempt income earned.

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets and liabilities in the Consolidated Balance Sheets were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Deferred tax assets:
Unearned premiums	$18,482	$19,959
Unpaid losses and loss adjustment expenses	19,469	18,687
Assessments and fees payable	1,587	1,576
Realized losses on investments, primarily impairments	6,880	5,147
Accrued compensation	2,438	1,959
Transaction expenses	1,134	—
Limited partnership investments	—	61
Other, net	2,099	2,185
Total deferred tax assets	52,089	49,574
Deferred tax liabilities:
Deferred policy acquisition costs	(7,823)	(7,793)
Unrealized gains on investments	(12,468)	(4,363)
Intangible assets	(2,678)	(2,678)
Limited partnership investments	(1,206)	—
Prepaid expenses	(198)	(279)
Other, net	(756)	(626)
Total deferred tax liabilities	(25,129)	(15,739)
Net deferred tax assets	$26,960	$33,835
Management has reviewed the recoverability of the deferred tax assets and believes that the amount will be recoverable against future earnings.
7. Share-Based Compensation
The Company grants options and other stock awards to officers and key employees of the Company under the amended and restated Long Term Incentive Plan (“LTIP”). At September 30, 2016, there were options for 180,000 shares outstanding and 726,706 of the Company’s common shares reserved for issuance under the LTIP. Options and restricted shares vest pursuant to the terms of a written grant agreement. Options must be exercised no later than the tenth anniversary of the date of grant. Restricted share awards generally cliff vest three years from the date of grant. As set forth in the LTIP, the Compensation Committee of the Board of Directors may accelerate vesting and exercisability of options. Treasury shares are used to fulfill the options exercised and other awards granted.
For both the three months ended September 30, 2016 and 2015, the Company recognized share-based compensation expense of $0.2 million with related income tax benefits of approximately $0.1 million. For the nine months ended September 30, 2016 and 2015, the Company recognized share-based compensation expense of $0.7 million and $0.6 million, respectively, with related income tax benefits of approximately $0.2 million for both years.

8. Earnings Per Common Share
The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$9,773	$5,145	$25,662	$18,896
Weighted average shares outstanding during period	19,927	19,868	19,925	19,847
Additional shares issuable under employee common stock option plans using treasury stock method	73	48	55	49
Weighted average shares outstanding assuming exercise of stock options	20,000	19,916	19,980	19,896
Net income per share:
Basic	$0.49	$0.26	$1.29	$0.95
Diluted	$0.49	$0.26	$1.28	$0.95
There were no anti-dilutive outstanding options or restricted shares for both the three and nine months ended September 30, 2016. There were 97,870 outstanding options and restricted shares excluded from diluted earnings per share for the three and nine months ended September 30, 2015 because they were anti-dilutive.
9. Transactions with Related Parties
The Company’s principal insurance subsidiary, NIIC, is involved in assumption of reinsurance. NIIC is a party to a reinsurance agreement, and NIIA is a party to an underwriting management agreement with Great American Insurance Company (“Great American”). As of September 30, 2016, Great American owned 51.0% of the outstanding shares of the Company. The reinsurance agreement calls for the assumption by NIIC of all of the risk on Great American’s net premiums written for public transportation and recreational vehicle risks underwritten pursuant to the reinsurance agreement. NIIA provides administrative services to Great American in connection with Great American’s underwriting of these risks. The Company was also previously involved in the cession of premium through reinsurance agreements with Great American to reduce exposure in certain of its property and casualty insurance programs. Effective November 2014, Great American no longer participates in such reinsurance agreements and settlement activity in 2016 is not expected to be material.
The table below summarizes the reinsurance balance and activity with Great American.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Assumed premiums written	$17	$62	$80	$241
Assumed premiums earned	37	91	150	339
Assumed losses and loss adjustment expense incurred	39	52	16	192
Ceded premiums earned	—	5	—	28
Ceded losses and loss adjustment expense recoveries	206	237	451	390

	September 30, 2016		December 31, 2015
	(Dollars in thousands)
Payable to Great American as of period end	$1		$3
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
The Company has an agreement with American Money Management Corporation (“AMMC”), a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), whereby AMMC manages approximately 55% of the Company’s investment portfolio at an annual cost of 15 basis points of the portfolio's fair value. Fees for such services were approximately $0.3 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2015, respectively.
On March 7, 2016, AFG announced that it had submitted a proposal to the Company to acquire all of the outstanding shares of Common Stock of the Company (“Common Stock”) not already owned by AFG’s wholly-owned subsidiary, Great American, at a purchase price of $30.00 per share in cash. As of March 7, 2016, Great American beneficially owned 10,200,000, or approximately 51.0%, of the outstanding shares of Common Stock. On June 24, 2016, AFG increased the price of its March 7, 2016 proposal by $0.75 to $30.75 per share in cash. On July 6, 2016, AFG further increased the price to $32.00 per share in cash. On July 25, 2016, the Company announced it reached an agreement with AFG. The special meeting of shareholders, at which shareholders will vote on the proposed merger, is scheduled for November 10, 2016. Refer to Note 15 - “Proposed Merger” for additional disclosures related to this agreement.
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
10. Reinsurance
Premiums and reinsurance activity consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Direct premiums written	$179,581	$179,541	$520,304	$512,433
Reinsurance assumed	1,835	3,653	11,010	11,021
Reinsurance ceded	(24,976)	(24,016)	(99,720)	(89,841)
Net premiums written	$156,440	$159,178	$431,594	$433,613
Direct premiums earned	$182,080	$177,657	$538,696	$508,668
Reinsurance assumed	2,556	3,389	10,722	10,294
Reinsurance ceded	(32,666)	(29,563)	(96,593)	(85,764)
Premiums earned	$151,970	$151,483	$452,825	$433,198
The Company cedes premiums through reinsurance agreements with reinsurers to reduce exposure in certain of its property and casualty insurance programs. Ceded losses and loss adjustment expense recoveries recorded for the three months ended September 30, 2016 and 2015 were $25.8 million and $11.8 million, respectively, and were $63.5 million and $37.7 million for the nine months ended September 30, 2016 and 2015, respectively. The Company remains primarily liable as the direct insurer on all risks reinsured and a contingent liability exists to the extent that the reinsurance companies are unable to meet their obligations for losses assumed. To minimize its exposure to significant losses from reinsurer insolvencies, the Company seeks to do business with reinsurers rated “A-” or better by A.M. Best Company and regularly evaluates the financial condition of its reinsurers. If a reinsurer is not rated by A.M. Best Company or their rating falls below “A-”, the contract with them generally requires that they secure outstanding obligations with cash, a trust or a letter of credit that the Company deems acceptable.
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
As a direct writer of insurance, the Company receives assessments by state funds to cover losses to policyholders of insolvent or rehabilitated companies and other authorized fees. These mandatory assessments may be partially recovered through a reduction in future premium taxes in some states over several years. At September 30, 2016 and December 31, 2015, the liability for such assessments was $5.3 million and $5.0 million, respectively, and will be paid over several years as assessed by the various state funds.
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
Under the terms of the merger agreement, in certain circumstances, the Company would be required to pay a termination fee and reimburse Great American for reasonable out-of-pocket fees and expenses incurred in connection with the proposed merger. For additional information refer to Note 15 - “Proposed Merger”.
12. Segment Information
The Company operates its business as one segment, property and casualty insurance. The Company manages this segment through a product management structure. The following table shows revenues summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Revenue:
Premiums earned:
Alternative Risk Transfer	$90,193	$85,915	$264,727	$237,149
Transportation	45,834	49,163	138,068	147,604
Specialty Personal Lines	7,753	7,647	22,825	22,835
Hawaii and Alaska	5,305	5,131	15,721	14,733
Other	2,885	3,627	11,484	10,877
Total premiums earned	151,970	151,483	452,825	433,198
Net investment income	10,644	9,927	31,816	29,411
Net realized gains (losses) on investments	1,878	(3,836)	949	(2,336)
Other	803	1,046	2,288	2,762
Total revenues	$165,295	$158,620	$487,878	$463,035

13. Accumulated Other Comprehensive Income
The following table presents the changes in the Company's AOCI, net of tax.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$20,681	$20,767	$8,105	$24,483
Net unrealized gains on available-for-sale securities:
Net unrealized holding gains (losses) on securities arising during the period, net of tax	2,563	(5,128)	11,977	(7,731)
Reclassification adjustment for net realized (gains) losses included in net income, net of tax	(89)	457	3,073	(656)
Other comprehensive income (loss), net of tax	2,474	(4,671)	15,050	(8,387)
Ending balance	$23,155	$16,096	$23,155	$16,096
The following table presents amounts related to unrealized gains and losses on available-for-sale securities which were reclassified out of AOCI during the three and nine months ended September 30, 2016 and 2015, categorized by the respective affected line items in the Consolidated Statements of Income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Change to net realized gains (losses) on investments	$137	$(702)	$(4,727)	$1,009
Increase (decrease) to income before income taxes	137	(702)	(4,727)	1,009
Increase (decrease) to provision for income taxes	48	(245)	(1,654)	353
Increase (decrease) to net income	$89	$(457)	$(3,073)	$656
14. Variable Interest Entities
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

The Company’s maximum exposure to economic loss with respect to these LP investments is limited to the investments carrying amounts reported in the Company’s Consolidated Balance Sheets and any unfunded commitments, as shown below:

September 30, 2016
(Dollars in thousands)
Maximum exposure to loss in unconsolidated VIEs:
Other invested assets	$53,783
Obligation to fund investments	14,094
Total	$67,877
The Company does not have any implicit support arrangements with any VIE and has not provided non-contractual support as of September 30, 2016.
15. Proposed Merger
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
The Merger Agreement provides for the merger of Merger Sub with and into the Company, with the Company surviving the merger as a subsidiary of Great American (the “Merger”). Pursuant to the transactions contemplated by the Merger Agreement, each outstanding Common Share of the Company (other than Common Shares owned by the Company, any wholly-owned subsidiary of the Company, Great American, Merger Sub and holders who have properly exercised dissenters’ rights under Ohio law) will be converted into the right to receive $32.00 per Common Share in cash, without interest and less any required withholding taxes (the “Merger Consideration”). In addition, the Board of Directors of the Company ("Board") set the record date of November 10th for the payment of the special cash dividend of $0.50 per Common Share payable immediately prior to the effective time of the Merger to shareholders of record as of such time (the “Special Dividend”).
Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding option to purchase common shares granted under the Company’s Long Term Incentive Plan (the “Company Options”), whether or not vested, will be canceled in exchange for the right to receive a lump sum cash payment equal to the product of (a) the excess, if any, of (i) the sum of the Merger Consideration and $0.50 over (ii) the per share exercise price for such Company Option and (b) the total number of Common Shares underlying such Company Option, less applicable taxes required to be withheld. In addition, at the effective time of the Merger, each outstanding award of restricted Common Shares granted under the Company’s Long Term Incentive Plan (the “Company Restricted Share Awards”) will be canceled in exchange for the right to receive a lump sum cash payment equal to the product of (i) the Merger Consideration and (ii) the number of Common Shares subject to such Company Restricted Share Award, less applicable taxes required to be withheld. In addition, each Company Restricted Share Award entitles the holder of the shares thereunder to the Special Dividend. All such payments will be made by the surviving corporation, without interest, as promptly as reasonably practicable following the effective time of the Merger, and in no event later than 10 business days thereafter.
Consummation of the Merger is subject to certain customary conditions, including approval by the Company’s shareholders as described below. The obtaining of financing is not a condition to the obligations of Great American or Merger Sub to effect the Merger. The Merger is conditioned upon the approval of a resolution to adopt the Merger Agreement by the affirmative vote of (i) at least a majority of all outstanding Common Shares and (ii) at least a majority of all outstanding Common Shares held by shareholders other than Great American and its affiliates, in each case, entitled to vote on the Merger at a meeting of shareholders duly called and held for such purpose (the “Requisite Shareholder Vote”). Great American has agreed to vote the Common Shares of the Company that it owns in favor of the adoption of the Merger Agreement.
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
The Board or any committee thereof (including the Special Committee) is not permitted to (i) withdraw, suspend, modify or amend the Company Recommendation in any manner adverse to Great American or fail to include the Company Recommendation in the proxy statement that the Company has prepared in connection with the Merger Agreement and the Merger, (ii) approve, endorse or recommend an Acquisition Proposal or (iii) at any time following receipt of an Acquisition Proposal, fail to reaffirm its approval or recommendation of the Merger Agreement and the Merger as promptly as practicable (but in any event within four business days after receipt of Great American’s reasonable written request to do so) (any of clauses (i), (ii) or (iii), an “Adverse Company Recommendation”). However, the Special Committee may, in response to the receipt of a Superior Proposal or an “Intervening Event,” as further described in the Merger Agreement, and subject to certain procedural requirements set forth in the Merger Agreement, make an Adverse Company Recommendation if the Special Committee determines by resolution in good faith, after consultation with its outside financial advisors and outside legal counsel, that failure to do so would be inconsistent with its fiduciary duties under Ohio law.
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
The Voting Agreement provides that the Shareholders will, among other things, vote or cause to be voted their respective shares of Common Stock in favor of any proposal to approve the Merger and the Merger Agreement  and against any action, proposal, transaction or agreement that could reasonably be expected to result in a breach of the Voting Agreement or that could reasonably be expected to materially impede, interfere with or adversely affect the timely consummation of the Merger or the fulfillment of conditions to the Merger.  In addition, the Voting Agreement generally prohibits the Shareholders from initiating, joining or participating in litigation that seeks to prohibit, prevent or materially delay the closing of the Merger.

Shareholder Meeting
The Shareholder Meeting, at which shareholders will vote on the Merger, is scheduled for November 10, 2016.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This document, including information incorporated by reference, contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995). All statements, trend analyses and other information contained in this Form 10-Q relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as “may,” “will,” “should,” “target,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “predict,” “project,” and “potential,” or the negative of these words, and other similar expressions, constitute forward-looking statements. We made these statements based on our plans and current analyses of our business and the insurance industry as a whole. We caution that these statements may and often do vary from actual results and the differences between these statements and actual results can be material. Factors that could contribute to these differences include, among other things:

•	the failure to receive, on a timely basis or otherwise, the required approvals by our shareholders and third parties in connection with the proposed merger among those parties (the “merger”);

•	the risk that a condition to closing of the merger may not be satisfied;

•	each company's ability to consummate the merger;

•	operating costs and business disruption related to the merger may be greater than expected;

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

INDEX TO MD&A
General	28	Transaction Expenses	34
Recent Developments	28	Expense on Amounts Withheld	35
Results of Operations	29	Income Taxes	35
Overview	29	Financial Condition	35
Gross Premiums Written	30	Investments	35
Premiums Earned	31	Liquidity and Capital Resources	38
Underwriting and Loss Ratio Analysis	32	Critical Accounting Polices	40
Net Investment Income	34	Loss and Loss Adjustment Expense Reserves	40
Net Realized Gains (Losses) on Investments	34	Other-Than-Temporary Impairment	41
Commissions and Other Underwriting Expenses	34	Contractual Obligations/Off-Balance Sheet Arrangements	41
Other Operating and General Expenses	34

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
As of September 30, 2016, Great American Insurance Company (“Great American”) owned 51.0% of our outstanding common shares.
Recent Developments
On July 25, 2016, we announced that we entered into a merger agreement with Great American, a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), pursuant to which Great American will acquire the approximately 49% of our issued and outstanding common shares that Great American does not presently own.
Under the terms of the proposed merger, our shareholders will receive $32.00 in cash for each common share that they hold. In addition, we will pay a special cash dividend of $0.50 per Common Share upon the closing of the merger. For additional information, refer to Note 15 - “Proposed Merger” in this report.
The merger is expected to close in the fourth quarter of 2016, subject to approval by our shareholders, including approval by a majority of our shareholders other than Great American, and regulatory authorities, as well as the satisfaction or waiver of customary closing conditions. The special meeting of shareholders, at which shareholders will vote on the proposed merger, is scheduled for November 10, 2016.

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
We use net operating income and net operating income per share, non-GAAP financial measures, as components to assess our performance and as measures to evaluate the results of our business. We believe these measures provide investors and analysts with valuable information relating to ongoing performance that may be obscured by the net effect of realized gains and losses or other items that also tend to be highly variable from period to period, such as the transaction expenses associated with AFG's offer. As such, the following table reconciles net income, determined in accordance with U.S. generally accepted accounting principles (GAAP), to net income from operations, a non-GAAP financial measure. We believe this reconciliation is useful for investors and analysts to evaluate net operating income and net operating income per share along with net income and net income per share when reviewing and evaluating our performance. Net operating income should not be viewed as a substitute for net income as there are inherent material limitations associated with the use of net operating income, the most significant of which is the limitation on the ability of investors to make comparable assessments of net operating income with other companies, particularly as net operating income may be defined or calculated differently by other companies. Therefore, we provide prominence in this quarterly report to use the most comparable GAAP financial measure, net income, which includes the reconciling items in the tables below.

	Three Months Ended September 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$10,137	$0.51	$7,638	$0.39
After-tax net realized gains (losses) from investments	1,221	0.06	(2,493)	(0.13)
After-tax impact from transaction expenses	(1,585)	(0.08)	—	—
Net income	$9,773	$0.49	$5,145	$0.26

	Nine Months Ended September 30,
	2016		2015
	Amount	Per Share	Amount	Per Share
	(Dollars in thousands, except per share data)
Net income from operations	$28,081	$1.40	$20,414	$1.03
After-tax net realized gains (losses) from investments	617	0.03	(1,518)	(0.08)
After-tax impact from transaction expenses	(3,036)	(0.15)	—	—
Net income	$25,662	$1.28	$18,896	$0.95
We recorded net income for the three and nine months ended September 30, 2016 of $9.8 million ($0.49 per share diluted) and $25.7 million ($1.28 per share diluted), respectively, compared to net income of $5.1 million ($0.26 per share diluted) and $18.9 million ($0.95 per share diluted), respectively, for the same periods in 2015. The increases in net income were driven by decreases to our loss and LAE ratios for the three and nine months ended September 30, 2016 compared to the same periods in 2015. The decrease in the loss and LAE ratio to 77.0% for the three months ended September 30, 2016 compared to 79.3% for the three month period in 2015 was primarily attributable to improvement in our commercial auto liability line of business. The decrease in the loss and LAE ratio to 76.5% for the nine month period ended September 30, 2016 compared to 78.0% for the same period in 2015 was primarily attributable to improvement in our commercial auto liability line of business, as well as the absence of development on prior year loss reserves compared to unfavorable development reported in the same period last year. The unfavorable development reported last year was concentrated in our commercial auto liability line of business and was primarily attributable to products that we no longer offer or customers that we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market. Also contributing to the improvement in net income for both the three and nine month periods were increases in net investment income due to higher average invested assets and net realized gains associated with our other invested assets. Net income for both the three and nine months ended September 30, 2016 was adversely impacted by after-tax transaction expenses, primarily consisting of legal and financial advisory fees associated with AFG's proposal to acquire all of the outstanding shares of our Common Stock not already owned by AFG's wholly-owned subsidiary, Great American. No such expenses were incurred during the comparable period in 2015.
Our net income from operations for the three and nine months ended September 30, 2016 was $10.1 million ($0.51 per share diluted) and $28.1 million ($1.40 per share diluted), respectively, compared to net income of $7.6 million ($0.39 per share diluted) and $20.4 million ($1.03 per share diluted), respectively, for the same periods in 2015. The primary drivers for the period-over-period fluctuations are the same as those discussed above for the change in net income for the respective periods.
Gross Premiums Written
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables set forth an analysis of gross premiums written by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$106,458	58.7%	$101,224	55.3%
Transportation	57,160	31.5%	62,663	34.2%
Specialty Personal Lines	8,610	4.7%	8,278	4.5%
Hawaii and Alaska	6,993	3.9%	7,067	3.9%
Other	2,195	1.2%	3,962	2.1%
Gross premiums written	$181,416	100.0%	$183,194	100.0%

	Nine Months Ended September 30,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Alternative Risk Transfer	$301,725	56.8%	$291,502	55.7%
Transportation	171,016	32.2%	174,911	33.4%
Specialty Personal Lines	28,896	5.4%	27,566	5.3%
Hawaii and Alaska	17,785	3.4%	17,609	3.4%
Other	11,892	2.2%	11,866	2.2%
Gross premiums written	$531,314	100.0%	$523,454	100.0%
Three months ended September 30, 2016 compared to September 30, 2015. During the three months ended September 30, 2016, our gross premiums written decreased $1.8 million, or 1.0%, compared to the same period in 2015, primarily attributable to a decrease in our transportation and other components that was largely offset by growth in our ART component. Gross premiums written in our transportation component decreased $5.5 million, or 8.8%, over the prior period primarily due to rate actions on several large accounts within our traditional passenger transportation business and our excess liability product. Partially offsetting these transportation decreases were average rate increases on renewed business of approximately 6%, as well as new business premium written in our home delivery insurance product. The other component, which is comprised of premium from assigned risk policies that we receive from involuntary state insurance plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $1.8 million, or 44.6%, compared to the same period in 2015. Gross premiums written in our ART component increased $5.2 million, or 5.2%, during the current period compared to the same period in 2015 primarily due to average rate increases on renewed business of approximately 6%, as well as new business premium on existing group captive programs and the addition of two new customers to our national account program.
Nine months ended September 30, 2016 compared to September 30, 2015. During the first nine months of 2016, our gross premiums written increased $7.9 million, or 1.5%, compared to the same period in 2015 primarily due to growth within our ART component, partially offset by a decrease in our transportation component. Gross premiums written in our ART component increased $10.2 million, or 3.5%, primarily due to new business written in several of our group ART captive programs, which includes several former accounts that returned to our company, as well as exposure growth and new customers added to our national account ART program. Also contributing to the ART growth were rate increases on renewed business that averaged approximately 6% through the first nine months of the year. These ART increases were partially offset by the loss of one insured as a result of market consolidation as well as several non-renewals within our national account and group captive programs. Gross premiums written in our transportation component decreased $3.9 million, or 2.2%, during the first nine months of 2016 compared to the same period in 2015 due primarily to rate actions or non-renewals of several large accounts within our traditional passenger transportation and moving and storage businesses and to a lesser extent our decision to no longer write small fleet tow truck business. Partially offsetting these transportation decreases was the addition of new business premium written in our traditional trucking, ambulance and crane and heavy haul insurance products, and excess liability product offered to trucking insureds.
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
As part of our ART programs, we analyze, on a quarterly basis, members’ loss performance on a policy year basis to determine if there would be an assessment premium (loss results are unfavorable to expectations) or if there would be a return of premium (loss results are favorable to expectations) to participants. Assessment premium and return of premium are recorded as adjustments to premiums written (assessments increase premiums written; returns of premium reduce premiums written). For the three months ended September 30, 2016 and 2015, we recorded net premium assessments of $3.2 million and $0.8 million, respectively. For the nine months ended September 30, 2016 and 2015, we recorded net premium assessments of $6.6 million and $6.0 million, respectively.
Premiums Earned
We operate our business as one segment, property and casualty insurance. We manage this segment through a product management structure. The following tables show premiums earned summarized by the broader business component description, which were determined based primarily on similar economic characteristics, products and services.

	Three Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$90,193	$85,915	$4,278	5.0%
Transportation	45,834	49,163	(3,329)	(6.8)%
Specialty Personal Lines	7,753	7,647	106	1.4%
Hawaii and Alaska	5,305	5,131	174	3.4%
Other	2,885	3,627	(742)	(20.5)%
Total premiums earned	$151,970	$151,483	$487	0.3%

	Nine Months Ended September 30,		Change
	2016	2015	Amount	Percent
	(Dollars in thousands)
Premiums earned:
Alternative Risk Transfer	$264,727	$237,149	$27,578	11.6%
Transportation	138,068	147,604	(9,536)	(6.5)%
Specialty Personal Lines	22,825	22,835	(10)	—%
Hawaii and Alaska	15,721	14,733	988	6.7%
Other	11,484	10,877	607	5.6%
Total premiums earned	$452,825	$433,198	$19,627	4.5%
Three months ended September 30, 2016 compared to September 30, 2015. Our premiums earned increased $0.5 million, or 0.3%, to $152.0 million during the three months ended September 30, 2016 compared to $151.5 million for the same period in 2015. The increase in premiums earned was primarily attributable to our ART component mostly offset by decreases in our transportation and other components. Our ART component grew $4.3 million, or 5.0%, due primarily to rate and exposure increases on renewed business, as well as the addition of new participants in our existing ART group captive and national account programs. The decrease in our transportation component of $3.3 million, or 6.8%, was primarily due to rate actions and non-renewals of underperforming business within our traditional passenger transportation and moving and storage businesses. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, decreased $0.7 million, or 20.5%, compared to the same period in 2015.

Nine months ended September 30, 2016 compared to September 30, 2015. Our premiums earned increased $19.6 million, or 4.5%, to $452.8 million during the nine months ended September 30, 2016 compared to $433.2 million for the same period in 2015. The increase in premiums earned was primarily attributable to our ART component, which grew $27.6 million, or 11.6%. Our ART component growth was primarily from the addition of one large customer to our national account program during the third quarter of 2015, as well as rate and exposure increases on renewed business within our group captive and national account programs. This growth was partially offset by a decrease in our transportation component of $9.5 million, or 6.5%, primarily due to rate actions and non-renewals of underperforming business in our traditional trucking and moving and storage and tow insurance products and to a lesser extent the ending of an agency relationship. The increase in our Hawaii and Alaska component of $1.0 million, or 6.7%, is due primarily to rate increases on renewed business and new business written. Our other component, which is comprised of premium from assigned risk plans from the states in which our insurance company subsidiaries operate and over which we have no control, increased $0.6 million, or 5.6%, compared to the same period in 2015.
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
Our underwriting approach is to price our products to attain an underwriting profit even if we forgo volume as a result. We continue to achieve rate level increases on renewed business, which have averaged approximately 6% in the current quarter and 5% year-to-date and we are applying the same pricing disciplines to our new business opportunities. We believe that the current rate level increases we are obtaining on renewal business, along with improved pricing on new business, are at levels that adequately consider industry loss cost trends.

Performance measures such as the combined ratio are often used by property and casualty insurers to help users of their financial statements better understand the company's performance. The combined ratio is a statutory (non-GAAP) accounting measurement that has been modified to reflect GAAP accounting. The table below presents our net premiums earned and combined ratios for the periods indicated. The table reconciles the accident year loss and LAE ratio, which is also a non-GAAP measure, to the calendar year loss and LAE ratio, which is the most direct comparable financial GAAP measure. The accident year loss and LAE ratio, which represents the net loss and LAE ratio adjusted for any adverse or favorable development on prior year reserves, is one component used to assess our current year performance and as a measure to evaluate, and if necessary, adjust pricing and underwriting. This is because the net loss and LAE ratio is based on calendar year information and by adjusting this ratio to an accident year basis allows us to evaluate information based on the current year activity. We believe that this measure provides investors and analysts with valuable information for comparison to historical trends and current industry estimates.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross premiums written	$181,416	$183,194	$531,314	$523,454
Ceded reinsurance	(24,976)	(24,016)	(99,720)	(89,841)
Net premiums written	156,440	159,178	431,594	433,613
Change in unearned premiums, net of ceded	(4,470)	(7,695)	21,231	(415)
Total premiums earned	$151,970	$151,483	$452,825	$433,198
Combined ratios:
Loss and LAE ratio excluding prior year development (accident year)	77.0%	79.3%	76.5%	78.0%
Prior year loss and LAE development	—%	—%	—%	1.0%
Loss and LAE ratio (calendar year) (1)	77.0%	79.3%	76.5%	79.0%
Underwriting expense ratio (2)	19.4%	19.3%	20.4%	20.1%
Combined ratio (calendar year)	96.4%	98.6%	96.9%	99.1%

Accident year combined ratio developed through September 30, 2016			96.9%	97.9%

(1)	The ratio of losses and LAE to premiums earned.

(2)	The ratio of the sum of commissions and other underwriting expenses and other operating expenses less other income to premiums earned.
Three months ended September 30, 2016 compared to September 30, 2015. Our loss and LAE ratio for the three months ended September 30, 2016 improved 2.3 percentage points to 77.0% compared to 79.3% during the same period in 2015. The current period loss and LAE ratio reflects lower claim frequency in our commercial auto liability line of business compared to the third quarter of 2015. We had no development from prior years' loss reserves for both the three months ended September 30, 2016 and 2015.
The underwriting expense ratio of 19.4% for the three months ended September 30, 2016 was comparable to the 2015 ratio of 19.3%.
Nine months ended September 30, 2016 compared to September 30, 2015. Our loss and LAE ratio for the nine months ended September 30, 2016 improved 2.5 combined ratio points to 76.5% compared to 79.0% during the same period in 2015. Such decrease compared to the prior period was due primarily to improved current accident year loss and LAE results and no development being recorded on prior accident years. Our accident year loss and LAE ratio, which represents our GAAP loss and LAE ratio excluding prior year development, reported during the first nine months of 2016 and 2015 was 76.5% and 78.0%, respectively. The current accident year loss and LAE ratio reflects favorable claim severity and frequency in our commercial auto line of business compared to the prior period. For the nine months ended September 30, 2016, we did not record any development on prior years’ loss reserves compared to $4.7 million of unfavorable development, or 1.0 combined ratio points, during the same period last year. The development in the prior period of 2015 was concentrated in our commercial auto liability line of business and was primarily attributable to products that we no longer offer or customers that we no longer insure, as well as from assigned risk policies that we are obligated to write as part of the involuntary insurance market.
Our current accident year loss and LAE ratio at September 30, 2016 of 76.5% compared to the developed full-year 2015 accident year loss and LAE ratio of 78.1% shows continued improvement from recent accident years and reflects the cumulative impact of rate increases on renewed business since 2013, as well as improved pricing discipline applied to new business. Our underwriting strategy involves only those business opportunities that meet our stringent pricing and risk selection standards and we continue to take rate actions or other corrective measures on underperforming accounts or businesses. In addition to our underwriting criteria, we continuously seek to enhance our claims management and risk management tools to improve pricing and risk selection, as well as focusing on being disciplined and well managed in our reserving practices.
The underwriting expense ratio for the nine month period ended September 30, 2016 of 20.4% was comparable to the ratio for the same period in 2015 of 20.1%.
Net Investment Income
2016 compared to 2015. Net investment income increased $0.7 million, or 7.2%, to $10.6 million and increased $2.4 million, or 8.2%, to $31.8 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase for both periods is primarily due to higher average invested assets.
Net Realized Gains (Losses) on Investments
2016 compared to 2015. For the three months ended September 30, 2016, pre-tax net realized gains were $1.9 million compared to pre-tax net realized losses of $3.8 million for the same period in 2015. The current quarter gains were generated from net gains associated with other invested assets and the sales or redemptions of securities of $1.7 million and $1.0 million, respectively. Partially offsetting these gains were other-than-temporary impairment charges of $0.8 million on both equity and fixed maturity securities. For the nine months ended September 30, 2016, pre-tax net realized gains were $0.9 million compared to pre-tax net realized losses of $2.3 million for the same period in 2015. Contributing to the current period gains were net gains associated with other invested assets and the sales or redemptions of securities of $5.7 million and $2.7 million, respectively. Offsetting these gains were other-than-temporary impairment charges of $7.5 million on both equity and fixed maturity securities. The increase in net gains associated with other invested assets for both the three and nine months ended September 30, 2016 were primarily due to the strong performance of funds that are either focused on specific opportunities within the distressed debt markets or private equity investments, while the gains on the sales and redemptions of securities were primarily due to favorable market conditions that increased the value of securities over book value. The other-than-temporary impairment charges for both the three and nine months ended September 30, 2016 occurred on securities where management is uncertain of the timing and the extent of ultimate recovery, and were primarily concentrated within the financial services and to a lesser extent, energy related sectors.
The pre-tax net realized losses for the third quarter and first nine months of 2015 were primarily due to other-than-temporary impairment charges of $3.1 million and $4.5 million, respectively, and were primarily from securities related to the energy sector, as well as equity securities within the financial services and, to a lesser extent, other non-energy sectors, where management is uncertain of the timing and the extent of ultimate recovery. In addition, other invested assets produced net losses of $1.3 million for the third quarter of 2015, which were also impacted by the declines in the energy sector. For the nine months ended September 30, 2015, other invested assets generated net gains of $0.1 million. Partially offsetting these losses for both the three and nine months ended September 30, 2015, were gains generated from the sales or redemptions of securities of $0.6 million and $2.1 million, respectively.
Commissions and Other Underwriting Expenses
2016 compared to 2015. Commissions and other underwriting expenses were comparable for both the three and nine months ended September 30, 2016 and 2015. For the three month periods such expenses were $23.2 million and $24.2 million, or 15.3% and 16.0% as a percentage of premiums earned, respectively, while such expenses for the nine month periods were $72.7 million and $70.5 million, or 16.1% and 16.3% as a percentage of premiums earned, respectively.
Other Operating and General Expenses
2016 compared to 2015. For the three and nine months ended September 30, 2016, other operating and general expenses were $7.1 million and $22.0 million, respectively, compared to $6.1 million and $19.3 million for the same periods in 2015. The increase in these expenses is primarily attributable to an increase in personnel and information technology resources to support business decisions and to sustain continued growth. As a percentage of premiums earned, such expenses were 4.7% and 4.9% for the three and nine months ended September 30, 2016, respectively, compared to 4.1% and 4.4% for the same periods in 2015.
Transaction Expenses
2016 compared to 2015. For the three and nine months ended September 30, 2016, we incurred $2.4 and $4.7 million, respectively, of transaction expenses associated with AFG's proposal to acquire all of the outstanding shares of our Common Stock not already owned by AFG's wholly-owned subsidiary, Great American. Transaction expenses primarily consist of legal and financial advisory fees. We incurred no such expense in 2015.

Expense on Amounts Withheld
2016 compared to 2015. We invest funds in the participant loss layer for several of our ART programs. We earn investment income and generate realized gains or losses, and incur an equal expense on the amounts owed to ART participants. “Expense on amounts withheld” represents both investment income and realized gains or losses that we remit back to ART participants. The related investment income and realized gains or losses are included in the “Net investment income” and “Net realized gains (losses) on investments” lines, respectively, on our Consolidated Statements of Income. For the three and nine months ended September 30, 2016, expense on amounts withheld were $1.8 million and $5.5 million, increasing 13.4% and 16.7%, respectively, compared to the $1.6 million and $4.8 million reported during the same periods in 2015. Such increase was primarily due to growth experienced in our ART programs participant loss layer.
Income Taxes
2016 compared to 2015. The effective tax rate for the three and nine months ended September 30, 2016 was 28.4% and 29.6%, respectively, as compared to 21.2% and 27.1% for the same periods in 2015. The increase in the effective tax rate for both periods is primarily attributed to an increase in income before taxes of $7.1 million and $10.5 million for the three and nine month periods, respectively, resulting in tax-exempt income having a less favorable impact on the effective tax rate.
Financial Condition
Investments
At September 30, 2016, our investment portfolio contained $1.1 billion in fixed maturity securities and $86.1 million in equity securities, all carried at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity, and $53.8 million in other invested assets, which are limited partnership investments accounted for in accordance with the equity method. At September 30, 2016, we had pre-tax net unrealized gains of $28.6 million on fixed maturities and $7.0 million on equity securities. Consistent with the guidelines in our investment policy, our investment portfolio allocation is based on diversification among primarily high quality fixed maturity investments.
At September 30, 2016, 90.1% of our fixed maturity securities were rated “investment grade” (credit rating of AAA to BBB-) by nationally recognized rating agencies. Investment grade securities generally bear lower degrees of risk and corresponding lower yields than those that are unrated or non-investment grade. Although we cannot provide any assurances, we believe that, in normal market conditions, our high quality investment portfolio should generate a stable and predictable investment return.
State and local government obligations were $290.6 million, representing 26.0% of our fixed maturity portfolio at September 30, 2016, with $254.4 million, or 87.5%, held in special revenue obligations and the remaining amount held in general obligations. Our state and local government obligations portfolio is high quality, as 97.9% of such securities were rated investment grade at September 30, 2016. We had no state and local government obligations for any state, municipality or political subdivision that comprised 10% or more of the total amortized cost or fair value of such obligations at September 30, 2016.
Included in fixed maturities at September 30, 2016 were $223.0 million of residential and commercial mortgage-backed securities (“MBS”). MBS are subject to significant prepayment risk due to the fact that, in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as borrowers refinance higher rate mortgages to take advantage of lower rates. Summarized information for our MBS at September 30, 2016 is shown in the table below. Agency-backed securities are those issued by a U.S. government-backed agency; Alt-A mortgages are those with risk profiles between prime and subprime.

	Amortized Cost	Fair Value	Fair Value as % of Cost	Unrealized Gain
	(Dollars in thousands)
Collateral Type
Residential:
Agency-backed	$125,162	$126,190	100.8%	$1,028
Non-agency prime	19,345	20,450	105.7%	1,105
Alt-A	28,196	29,636	105.1%	1,440
Subprime	28,846	30,831	106.9%	1,985
Commercial	15,110	15,921	105.4%	811
	$216,659	$223,028	102.9%	$6,369
The National Association of Insurance Commissioners (“NAIC”) assigns creditworthiness designations on a scale of 1 to 6 with 1 being the highest quality and 6 being the lowest quality. The NAIC retains third-party investment management firms to assist in the determination of appropriate NAIC designations for MBS based not only on the probability of loss (which is the primary basis of ratings by the major ratings firms), but also on the severity of loss and the statutory carrying value. At September 30, 2016, 99.3% (based on a statutory carrying value of $223.0 million) of our MBS had an NAIC designation of 1 or 2.
Certain European countries, including the so-called “peripheral countries” (Greece, Portugal, Ireland, Italy and Spain) have been experiencing varying degrees of financial stress over the past few years. In addition, the United Kingdom voted in 2016 to leave the European Union, known as the “Brexit” vote. There remains uncertainty as to future developments, both from Brexit and these peripheral countries, and the potential impact on global financial markets. At September 30, 2016, less than 5% of our investments consisted of European debt and we owned no sovereign debt issued by the peripheral countries.
At September 30, 2016, our fixed maturity securities issued by energy and commodity related entities were $50.6 million, or 4.5% of our fixed maturity portfolio, with an unrealized gain of $1.6 million. Approximately 75% of the fair market value of these securities were rated investment grade. Our equity securities portfolio holds $4.2 million, or 4.9%, of energy and commodity related securities with an unrealized gain of $0.4 million.
Summary information for securities with unrealized gains or losses at September 30, 2016 is shown in the following table. Approximately $7.3 million of fixed maturities and $1.6 million of equity securities had no unrealized gains or losses at September 30, 2016.

	Securities with Unrealized Gains	Securities with Unrealized Losses
	(Dollars in thousands)
Fixed Maturities:
Fair value of securities	$933,220	$177,792
Amortized cost of securities	901,987	180,393
Gross unrealized gain or (loss)	$31,233	$(2,601)
Fair value as a % of amortized cost	103.5%	98.6%
Number of security positions held	855	154
Number individually exceeding $50,000 gain or (loss)	174	19
Concentration of gains or (losses) by type or industry:
U.S. Government and government agencies	$1,696	$(28)
State, municipalities and political subdivisions	12,247	(115)
Residential mortgage-backed securities	6,169	(611)
Commercial mortgage-backed securities	819	(8)
Other debt obligations	2,022	(1,160)
Financial institutions, insurance and real estate	2,571	(298)
Industrial and other	5,709	(381)
Percent rated investment grade (a)	91.0%	85.5%
Equity Securities:
Fair value of securities	$64,687	$19,859
Cost of securities	56,163	21,393
Gross unrealized gain or (loss)	$8,524	$(1,534)
Fair value as a % of cost	115.2%	92.8%
Number individually exceeding $50,000 gain or (loss)	57	8

(a)	Investment grade of AAA to BBB- by nationally recognized rating agencies.

The table below sets forth the scheduled maturities of available-for-sale fixed maturity securities at September 30, 2016, based on their fair values. Other debt obligations, which are primarily comprised of asset-backed securities other than mortgage-backed securities, and other securities with sinking funds, are categorized based on their average maturity. Actual maturities may differ from contractual maturities because certain securities may be called or prepaid by the issuers.

	Securities with Unrealized Gains	Securities with Unrealized Losses
Maturity:
One year or less	8.8%	5.0%
After one year through five years	39.1%	41.1%
After five years through ten years	28.8%	13.6%
After ten years	6.7%	2.0%
	83.4%	61.7%
Mortgage-backed securities	16.6%	38.3%
	100.0%	100.0%

The table below summarizes the unrealized gains and losses on fixed maturities and equity securities by dollar amount.

	At September 30, 2016
	Aggregate Fair Value	Aggregate Unrealized Gain (Loss)	Fair Value as % of Cost Basis
	(Dollars in thousands)
Fixed Maturities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (88 issues)	$125,600	$6,936	105.8%
One year or longer (86 issues)	182,452	14,330	108.5%
$50,000 or less (681 issues)	625,168	9,967	101.6%
	$933,220	$31,233
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (16 issues)	$20,651	$(1,053)	95.1%
One year or longer (3 issues)	3,040	(276)	91.7%
$50,000 or less (135 issues)	154,101	(1,272)	99.2%
	$177,792	$(2,601)
Equity Securities:
Securities with unrealized gains:
Exceeding $50,000 and for:
Less than one year (48 issues)	$33,449	$4,956	117.4%
One year or longer (9 issues)	8,277	2,356	139.8%
$50,000 or less (55 issues)	22,961	1,212	105.6%
	$64,687	$8,524
Securities with unrealized losses:
Exceeding $50,000 and for:
Less than one year (8 issues)	$6,967	$(1,274)	84.5%
$50,000 or less (27 issues)	12,892	(260)	98.0%
	$19,859	$(1,534)
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
Liquidity and Capital Resources
Our cash flows from operating, investing and financing activities as detailed in our Consolidated Statements of Cash Flows are shown below (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$69,513	123,223
Net cash used in investing activities	(52,879)	(89,035)
Net cash used in financing activities	(2,580)	(6,067)
Net increase in cash and cash equivalents	$14,054	$28,121
The liquidity requirements of our insurance subsidiaries relate primarily to the liabilities associated with their products, as well as operating costs and payments of dividends and taxes to us from insurance subsidiaries. Historically, and during the nine months ended September 30, 2016, cash flows from premiums and investment income have provided sufficient funds to meet these requirements without requiring significant liquidation of investments. If our cash flows change dramatically from historical patterns, for example as a result of a decrease in premiums, an increase in claims paid or operating expenses, or financing an acquisition, we may be required to sell securities before their maturity and possibly at a loss. Our insurance subsidiaries generally hold a significant amount of highly liquid, short-term investments or cash and cash equivalents to meet their liquidity needs. Our historic pattern of using receipts from current premium writings for the payment of liabilities incurred in prior periods provides us with the option to extend the maturities of our investment portfolio beyond the estimated settlement date of our loss reserves. Funds received in excess of cash requirements are generally invested in additional marketable securities.
We believe that our insurance subsidiaries maintain sufficient liquidity to pay claims and operating expenses, as well as meet commitments in the event of unforeseen events such as reserve deficiencies, inadequate premium rates or reinsurer insolvencies. Our principal sources of liquidity are our existing cash and cash equivalents. Cash and cash equivalents increased $14.1 million from $71.9 million at December 31, 2015 to $86.0 million at September 30, 2016. We generated net cash from operations of $69.5 million for the nine months ended September 30, 2016, compared to $123.2 million during the same period in 2015. The decrease in cash provided by operating activities is primarily due to an increase in cash payments made for loss and loss adjustment expenses year-over-year partially offset by an increase in cash collected on premiums written.
Net cash used in investing activities was $52.9 million and $89.0 million for the nine months ended September 30, 2016 and 2015, respectively. The cash used in investing activities for both periods was due to reinvesting funds in excess of cash requirements. The increase in purchases of fixed maturities was driven by an increase in the proceeds generated from maturities and redemptions of investments. Purchases of fixed maturities were concentrated in residential mortgage-backed securities and other debt obligations in the current period and U.S. government agency bonds and other debt obligations in the prior period.
Net cash used in financing activities was $2.6 million and $6.1 million for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in financing activities in the current period was reduced by $6.0 million of additional borrowings on our unsecured line of credit as compared to no such activity in the prior period. Our other financing activities include those related to share-based compensation activity and dividends paid on our common shares.
We have continuing cash needs for administrative expenses, the payment of principal and interest on borrowings, shareholder dividends and taxes. Funds to meet these obligations come primarily from parent company cash, dividends and other payments from our insurance company subsidiaries, or in lieu of such dividends and payments from funds available on our line of credit.
We have a $100.0 million unsecured credit agreement (the “Credit Agreement”) that terminates in November 2017, which includes a sublimit of $10.0 million for letters of credit. We have the ability to increase the line of credit to $125.0 million subject to the Credit Agreement’s accordion feature. Amounts borrowed bear interest at either (1) a LIBOR rate plus an applicable margin ranging from 0.75% to 1.00% based on our A.M. Best insurance group rating, or (2) a rate per annum equal to the greater of (a) the administrative agent’s prime rate, (b) 0.50% in excess of the federal funds effective rate, or (c) 1.00% in excess of the one-month LIBOR rate. At September 30, 2016, we had $18.0 million outstanding under the Credit Agreement. Based on our A.M. Best insurance group rating of “A” at September 30, 2016, interest on this debt is payable in two tranches of $6.0 million and $12.0 million and is equal to the one-month and three-month LIBOR (0.527% and 0.702% at September 30, 2016, respectively) plus 87.5 basis points, with interest payments due quarterly.
The Credit Agreement requires us to maintain specified financial covenants measured on a quarterly basis, including a minimum consolidated net worth and a maximum debt to capital ratio. In addition, the Credit Agreement contains certain affirmative and negative covenants customary for facilities of this type, including negative covenants that limit or restrict our ability to, among other things, pay dividends, incur additional indebtedness, effect mergers or consolidations, make investments, enter into asset sales, create liens, enter into transactions with affiliates and other restrictions customarily contained in such agreements. As of September 30, 2016, we were in compliance with all covenants. We may terminate the Credit Agreement and repay all outstanding indebtness based upon the outcome of the merger.
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
Loss and Loss Adjustment Expense Reserves
Significant periods of time can elapse between the occurrence of an insured loss, the reporting of that loss to us and our final payment of that loss and its related LAE. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities. At both September 30, 2016 and December 31, 2015, we had approximately $1 billion of gross loss and LAE reserves, representing management’s best estimate of the ultimate loss. Management records, on a monthly and quarterly basis, its best estimate of loss reserves.
For purposes of computing the recorded loss and LAE reserves, management utilizes various data inputs as noted below, including analysis that is derived from our internal actuary, as well as a review of quarterly results performed by actuaries employed by Great American. In addition, on an annual basis, actuaries from Great American provide a Statement of Actuarial Opinion, required annually in accordance with state insurance regulations, on the statutory reserves recorded by NIIC, VIC, NIIC-HI and TCC. The actuarial analysis of the aforementioned companies' net reserves as of September 30, 2016 and December 31, 2015 reflected point estimates that were within 2% of management’s recorded net reserves as of such dates. Using actuarial data along with other data inputs, management concluded that the recorded reserves appropriately reflect management’s best estimates of the liability as of September 30, 2016 and December 31, 2015.
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
We closely monitor each investment that has a fair value that is below its amortized cost and make a determination each quarter for other-than-temporary impairment for each of those investments. During the three and nine months ended September 30, 2016, we recorded other-than-temporary impairment charges of $0.8 million and $7.5 million, respectively, in earnings on both equity and fixed maturity securities. The impairment charges during the three and nine months ended September 30, 2016 were primarily concentrated within the financial services and, to a lesser extent, the energy related sectors. The impairment charges on equity securities of $0.7 million and $5.4 million for the three and nine months ended September 30, 2016, respectively, were due to the uncertainty surrounding the timing and extent of ultimate recovery. The impairment charges on fixed maturity securities of $0.1 million and $2.1 million for the three and nine months ended September 30, 2016, respectively, occurred as management is uncertain of full principal repayment on these securities. During both the three and nine months ended September 30, 2015, we recorded other-than-temporary impairment charges of $3.1 million and $4.5 million, respectively, in earnings on both equity and fixed maturity securities, primarily within the energy and financial services sectors. The impairment charges on equity securities of $2.0 million and $3.0 million for the three and nine months ended September 30, 2015, respectively, were due to the uncertainty surrounding the timing and extent of ultimate recovery. The impairment charges on fixed maturity securities of $1.1 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, occurred as management is uncertain of full principle repayment on these securities. While it is not possible to accurately predict if or when a specific security will become impaired, given the inherent uncertainty in the market, charges for other-than-temporary impairment could be material to net income in subsequent quarters. Management believes it is not likely that future impairment charges will have a significant effect on our liquidity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments.”
Contractual Obligations/Off-Balance Sheet Arrangements
During the first nine months of 2016, our contractual obligations did not change materially from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

We do not have any relationships with unconsolidated entities of financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2016, there were no material changes to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015 under Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
ITEM 4. Controls and Procedures
Our management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, with participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in our internal controls over financial reporting or in other factors that have occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
There are no material changes from the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015. For more information regarding such legal matters please refer to Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2015, Note 15 – “Commitments and Contingencies” to the Consolidated Financial Statements included therein and Note 11 – “Commitments and Contingencies” to the Consolidated Financial Statements contained in this quarterly report.
ITEM 1A. Risk Factors
Except as set forth below, there are no material changes to the risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the second quarter ended June 30, 2016. For more information regarding such risk factors, please refer to Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

The proposed merger with Great American Insurance Company (“GAIC”) is subject to certain closing conditions that could result in the merger not being completed, which may in turn result in a decline in the price of our common shares.
The proposed merger with GAIC, a wholly-owned subsidiary of American Financial Group, Inc. (“AFG”), is subject to the satisfaction or, if permissible, waiver of certain customary closing conditions, including the receipt of shareholder approval and the absence of certain legal restraints prohibiting the completion of the merger but is not subject to any condition with regard to the financing of the transaction. Many of the conditions to closing are outside of our control and may prevent, delay or otherwise materially adversely affect the completion of the merger. It also is possible that an event, change, development, effect, circumstance or state of facts that could result in a material adverse effect to the Company may occur, which may give GAIC the ability to avoid completing the merger. We could also become subject to litigation which could delay or prevent the consummation of the merger. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise. If any condition to the closing of the merger is not satisfied or, if permissible, waived, the merger will not be completed, which may cause uncertainty or other negative consequences that may materially and adversely affect our financial performance and operating results.
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

•	We may be unable to respond effectively to competitive pressures, industry developments and future opportunities;

•	Legal or regulatory proceedings, including regulatory approval from governmental entities, and the risk that one or more governmental entities may delay or deny approval;

•	Potential shareholder litigation, whether or not related to the merger, could negatively impact our business and operations;

•	The inability to pursue alternative business opportunities or make changes to our business pending the completion of the merger and other restrictions on our ability to conduct our business;

•	Developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the merger.

The merger agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed merger.
The merger agreement contains provisions that restrict our ability to entertain a third-party proposal to acquire us. These provisions include the general prohibition on our soliciting or engaging in discussions or negotiations regarding any alternative acquisition proposal, subject to certain exceptions, and the requirement to provide GAIC with the right to match any third-party proposal. While the merger agreement permits the special committee of the board of directors to, under certain circumstances, change its recommendation to shareholders regarding the merger, the merger agreement does not permit the special committee or the board of directors to terminate the merger agreement in light of any such change in recommendation. Moreover, if the special committee or the board of directors changes its recommendation of the merger, GAIC has the right to terminate the merger agreement and receive a termination fee of $13.5 million. Certain other terminations of the merger agreement will also trigger the payment by us of the termination fee or to reimburse GAIC’s expenses up to an amount of $3.95 million. These provisions might discourage an otherwise-interested third party from considering or submitting an acquisition proposal of greater value. Furthermore, even if a third party elects to submit an acquisition proposal, the termination fee or expense reimbursement payable in certain circumstances may result in that third party offering a lower value to our shareholders than such third party might otherwise have offered. Finally, whether or not a third party submits an acquisition proposal for us, and whether or not our board of directors changes its recommendation with respect to the merger, GAIC has publicly stated that it does not intend to sell its approximate 51% ownership stake in us.
ITEM 6. Exhibits

2.1
Agreement and Plan of Merger, dated as of July 25, 2016, by and among Great American Insurance Company, GAIC Alloy, Inc. and National Interstate Corporation. This exhibit has been filed as Exhibit 2.1 to National Interstate Corporation's Form 8-K filed with the Securities and Exchange Commission on July 26, 2016 and is incorporated herein by reference. (1)

3.1	Amended and Restated Articles of Incorporation (2)
3.2	Amended and Restated Code of Regulations (2)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from National Interstate Corporation’s Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language):

(i)	Consolidated Balance Sheets

(ii)	Consolidated Statements of Income

(iii)	Consolidated Statements of Comprehensive Income

(iv)	Consolidated Statements of Shareholders’ Equity

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(1)	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

(2)	These exhibits are incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-119270).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INTERSTATE CORPORATION

Date:	November 4, 2016	/s/ Anthony J. Mercurio
Anthony J. Mercurio
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date:	November 4, 2016	/s/ Julie A. McGraw
Julie A. McGraw
Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)